Form 10-K
period 2015-04-30
PEREGRINE PHARMACEUTICALS INC
filed 2015-07-14
CIK 704562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2015

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates as of October 31, 2014 was $271,018,730.

Number of shares of common stock outstanding as of July 10, 2015: 199,934,918

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended April 30, 2015.

PEREGRINE PHARMACEUTICALS, INC.

Fiscal Year 2015

Annual Report on Form 10-K

i

PART I

In this Annual Report on Form 10-K (the “Annual Report”), unless the context otherwise indicates, the terms “we,” “us,” “our,” “Company” and “Peregrine” refer to Peregrine Pharmaceuticals, Inc., and our wholly-owned subsidiary, Avid Bioservices, Inc. (“Avid”). This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. The inclusion of forward-looking statements should not be regarded as a representation by us or any other person that the objectives or plans will be achieved because our actual results may differ materially from any forward-looking statement. The words “may,” “should,” “plans,” “believe,” “anticipate,” “estimate,” “expect,” their opposites and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. We caution readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements, including but not limited to, those risk factors outlined in the section titled “Risk Factors” as well as those discussed elsewhere in this Annual Report. You should not duly rely on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Annual Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports that we file from time to time with the Securities and Exchange Commission (“SEC”) after the date of this Annual Report.

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

Peregrine® and Avid Bioservices® are registered trademarks of Peregrine Pharmaceuticals, Inc. All other brand names or trademarks appearing in this Annual Report are the property of their respective holders.

Item 1. Business

Overview

We are a biopharmaceutical company focused on developing novel investigational products that help utilize the body’s own immune system to fight cancer, also known as immunotherapy. Our lead immunotherapy candidate, bavituximab, is in Phase III development for the treatment of previously- treated non-small cell lung cancer (the “Phase III SUNRISE trial”) along with several additional clinical trials sponsored by clinical investigators (referred to as “investigator-sponsored trials” or “ISTs”) that are evaluating other treatment combinations and additional oncology indications.

Bavituximab is the lead immunotherapy candidate from our phosphatidylserine (“PS”)-targeting technology platform. The PS-targeting platform includes monoclonal antibodies that target and bind to PS, a highly immunosuppressive molecule usually located inside the membrane of healthy cells, but “flips” and becomes exposed on the outside of cells in the tumor microenvironment, causing the tumor to evade immune detection. PS-targeting antibodies target and bind to PS and block this immunosuppressive pathway and simultaneously activate adaptive immunity, thereby enabling the immune system to recognize and fight the tumor.

Our primary focus for the PS-targeting platform is to continue to advance our ongoing bavituximab Phase III SUNRISE trial (Stimulating ImmUne RespoNse thRough BavItuximab in a PhaSE III Lung Cancer Study) for the treatment of previously-treated non-small cell lung cancer (“NSCLC”), continue to explore the broader immunotherapeutic applications of bavituximab in the treatment of cancer in combination with chemotherapy and other immunotherapy agents by initiating additional Company-sponsored trials and advancing existing ISTs, and to explore the broader potential uses of the PS-targeting technology platform.

Our primary focus for the coming fiscal year includes:

•	Completing enrollment in the ongoing Phase III SUNRISE trial of bavituximab combined with docetaxel in previously-treated NSCLC. This trial is supported by data presented at the 2013 American Society of Clinical Oncology (“ASCO”) Annual Meeting from our Phase IIb randomized, double-blind, placebo-controlled trial in the same patient population and the agreed upon Phase III trial design with the U.S. Food and Drug Administration (“FDA”). In January 2014, we announced bavituximab received FDA Fast Track designation for combination with docetaxel in patients with previously-treated non-squamous NSCLC;
•	Expanding the potential market opportunity of bavituximab in NSCLC by initiating a clinical trial of bavituximab in combination with Opdivo® (nivolumab) in previously- treated NSCLC. The trial is expected to be an open-label multi-center, randomized Phase II trial comparing the anti-PD-1 monoclonal antibody nivolumab (marketed as Opdivo®) versus nivolumab plus bavituximab in patients with previously-treated locally advanced or metastatic NSCLC.
•	Expanding our focus in chemotherapy combinations that show synergies with bavituximab by initiating a Phase II/III open-label trial of either paclitaxel or docetaxel (physician’s choice) with or without bavituximab in patients with metastatic HER2 negative breast cancer. The new trial is based upon the consistently positive clinical experience in three prior clinical studies of bavituximab in combination with docetaxel or paclitaxel in advanced breast cancer.
•	Continuing to evaluate the bavituximab ISTs in rectal adenocarcinoma (in combination with capecitabine and radiation therapy) and advanced melanoma (in combination with ipilimumab). These ISTs have the potential to further refine our future development plans and to provide further validation of bavituximab’s immunotherapeutic mechanism of action in the clinic; and
•	Continuing to generate additional preclinical, translational, and clinical data to further demonstrate the immunotherapeutic mechanism of action of bavituximab as we continue to identify new potential clinical indications and therapeutic combinations.

In addition to our research and development efforts, we operate a wholly-owned biomanufacturing subsidiary, Avid Bioservices, Inc. (“Avid”), a Contract Manufacturing Organization (“CMO”) that provides fully integrated current Good Manufacturing Practices (“cGMP”) services from cell line development to commercial biomanufacturing for its third-party customers, while also supporting our clinical and potential commercial manufacturing of bavituximab. Avid was established in 2002 and began commercial production in 2005. Avid’s total revenue generated from third-party customers for fiscal years 2015, 2014, and 2013 amounted to $26,744,000, $22,294,000, and $21,333,000, respectively. In December 2014, we announced expansion plans that could more than double Avid’s current manufacturing capacity to support the potential commercial manufacturing of bavituximab while also providing sufficient additional capacity to meet the anticipated growth of Avid’s business. The new facility is located within an existing 40,000 square foot warehouse located adjacent to our current headquarters in Tustin, California and was designed to accommodate multiple single-use bioreactors up to 2,000 liter scale. The new manufacturing facility is expected to be operational in the near term.

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

Bavituximab for the Treatment of Solid Tumors

We believe our lead immunotherapy candidate, bavituximab, may have broad potential for the treatment of multiple types of cancer. In December 2013, we initiated the Phase III SUNRISE trial of bavituximab plus docetaxel in previously-treated non-small cell lung cancer, our lead indication for bavituximab. In addition, we have investigator-sponsored trials evaluating different treatment combinations and additional oncology indications for bavituximab.

The following represents an overview of our company and investigator-sponsored bavituximab clinical trials that are currently enrolling patients or clinical trials where data was recently presented during fiscal year 2015:

Product Candidate	Indication; Trial Design	Phase	Status

Bavituximab PS-Targeting Monoclonal Antibody (oncology)	Previously-treated non-small cell lung cancer (“NSCLC”); randomized, double blind, placebo-controlled, combined with docetaxel (“Phase III SUNRISE trial”)	III	Trial initiated in December 2013; Patient enrollment is expected to be completed by the end of calendar year 2015. No clinical data reported to date.

	Front-line NSCLC; randomized, open-label, combined with carboplatin and pemetrexed	Ib	Patient enrollment complete; Interim data described below.

	HER2-negative metastatic breast cancer (“MBC”); single arm, open-label, combined with paclitaxel	I	Patient enrollment complete; Final data described below.

	Advanced liver cancer (“hepatocellular carcinoma” or “HCC”); single arm, open-label, combined with sorafenib	I/II	Patient enrollment complete; Top-line data described below.

	Stage II/III rectal adenocarcinoma; single arm, open-label, combined with capecitabine and radiation therapy	I	Patient enrollment ongoing. No clinical data reported to date.

	Advanced melanoma; randomized, open label, combined with ipilimumab	Ib	Patient enrollment ongoing. No clinical data reported to date.

The following represents additional information, including any supporting trial data, of our company and investigator-sponsored bavituximab clinical trials by indication:

Bavituximab in Previously-Treated NSCLC

We have identified bavituximab plus docetaxel in previously-treated NSCLC as our lead indication for bavituximab based on:

•	Promising survival data from our Phase IIb randomized, double-blind, placebo-controlled trial of Stage IIIb/IV patients treated with bavituximab plus docetaxel versus docetaxel alone as second-line treatment, which was presented at the 2013 ASCO Annual Meeting;
•	Data presented at multiple scientific conferences throughout 2013 and 2014 beginning with the 2013 AACR Annual Meeting, which data has yielded definitive insight into bavituximab’s immunotherapy mechanism of action;
•	Our increased understanding of docetaxel’s immune-enhancing potential and apoptotic inducing properties that increases the exposure of the PS target;
•	Promising survival data from a single-arm Phase IIa trial evaluating bavituximab plus docetaxel in advanced or metastatic breast cancer; and
•	Compelling preclinical data demonstrating synergistic anti-tumor effects when bavituximab is combined with docetaxel.

Phase III SUNRISE Trial

The Phase III SUNRISE trial is a randomized, double-blind, placebo-controlled trial evaluating bavituximab plus docetaxel versus docetaxel plus placebo in approximately 600 patients at clinical sites worldwide. The trial is enrolling stage IIIb/IV non-squamous NSCLC patients who have progressed after standard front-line platinum-containing chemotherapy doublet. Patients are randomized into one of two treatment arms. One treatment arm receives docetaxel (75 mg/m2), up to six 21-day cycles, in combination with bavituximab (3 mg/kg) weekly until progression or toxicity. The other treatment arm receives docetaxel (75 mg/m2), up to six 21-day cycles, in combination with placebo weekly until progression or toxicity. The primary endpoint of the trial is overall survival. This trial is currently enrolling patients and we expect to complete enrollment by December 31, 2015.

Phase IIb Trial – Bavituximab Plus Docetaxel in Second-Line NSCLC

The design of the Phase III SUNRISE trial was supported by promising data from our prior Phase IIb second-line NSCLC trial. The Phase IIb trial was a randomized, double-blind, placebo-controlled trial evaluating two dose levels of bavituximab plus docetaxel (“bavituximab-containing arms”) versus placebo plus docetaxel (“control arm”) as second-line treatment in 121 patients with Stage IIIb/IV NSCLC. Patients were randomized to one of three treatment arms at clinical sites worldwide and enrollment was completed in October 2011. All patients were randomized to receive up to six 21-day cycles of docetaxel (75 mg/m2). In addition, one arm was randomized to receive bavituximab (3 mg/kg) weekly, a second arm was randomized to receive bavituximab (1 mg/kg) weekly, and a third arm was randomized to receive placebo weekly until progression or toxicity. The trial was designed to evaluate overall response rate, the primary endpoint, measured in accordance with Response Evaluation Criteria In Solid Tumors (“RECIST”) criteria, and progression-free survival, duration of response, overall survival, and safety, were secondary endpoints.

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

Additional Planned Clinical Trial in NSCLC

In fiscal year 2016, we plan to expand the potential market opportunity of bavituximab in NSCLC by initiating a clinical trial of bavituximab and Opdivo® (nivolumab) in previously-treated NSCLC. The trial is expected to be an open-label multi-center, randomized Phase II trial comparing the anti-PD-1 monoclonal antibody nivolumab (marketed as Opdivo®) versus nivolumab plus bavituximab in patients with previously-treated locally advanced or metastatic NSCLC.

Second-Line NSCLC Market Opportunity

NSCLC represents a high unmet medical need where new therapies are desperately needed. According to independent market research, there are approximately 200,000 drug treatable patients with NSCLC receiving second-line treatment annually in the U.S., Europe and Japan. These markets for second-line NSCLC therapeutics is expected to exceed $2.0 billion annually by 2023 according to independent market research estimates. Key agents used in the U.S. to treat second-line NSCLC include Opdivo®, pemetrexed, docetaxel, and erlotinib.

Bavituximab in Front-Line NSCLC

This Phase Ib IST was designed to assess bavituximab with pemetrexed and carboplatin in up to 25 patients with locally advanced or metastatic NSCLC. Patient enrollment is complete and interim data was presented at the Chicago Multidisciplinary Symposium in Thoracic Oncology in October 2014. This single-arm trial showed an overall tumor response rate of 35% (as measured in accordance with RECIST criteria), a median progression-free-survival of 4.8 months, and a median overall survival of 12.2 months. We believe these favorable trends in overall tumor response rates and median overall survival further support bavituximab’s potential to treat NSCLC.

Bavituximab in HER2-negative Metastatic Breast Cancer (“MBC”)

This Phase I IST was designed to assess bavituximab combined with paclitaxel in up to 14 patients with HER2-negative MBC. Patient enrollment is complete. In March 2015, we announced the publication of final data from this trial in the March 2015 issue of the peer-reviewed journal, Cancer Medicine, which reported that 85% of patients (11 of 13 evaluable patients) achieved an objective tumor response, including 15% of such patients achieving a complete response measured in accordance with RECIST criteria and median progression free survival for the combination of bavituximab with weekly paclitaxel was 7.3 months. We believe these promising data further support bavituximab’s potential to treat HER2-negative MBC.

Additional Planned Clinical Trial in HER2-negative MBC

We plan to expand our focus in chemotherapy combinations that show synergies with bavituximab by initiating a Phase II/III open-label trial of either docetaxel or paclitaxel (physician’s choice) with or without bavituximab in patients with locally advanced or metastatic HER2-negative MBC. The new trial is based upon the consistently positive clinical experience in three prior clinical studies of bavituximab and docetaxel or paclitaxel in advanced breast cancer, including the aforementioned HER2-negative MBC Phase I clinical data.

Bavituximab in Advanced Liver Cancer

This Phase I/II trial IST was designed to assess bavituximab combined with sorafenib in up to 48 patients with advanced liver cancer (“hepatocellular carcinoma” or “HCC”). Patient enrollment was completed in September 2014. In November 2014, interim data from a translational sub-study consisting of six patients who consented to a biopsy in the Phase II portion of the study was presented at the Society for Immunotherapy of Cancer’s 29th Annual Meeting and Associated Programs (SITC). Half of the patients evaluated showed that bavituximab can increase tumor-fighting immune cells in patients following one cycle of treatment, consistent with what we have reported from multiple preclinical models. In January 2015, top-line clinical data presented at the ASCO Gastrointestinal Cancers Symposium showed that the combination of bavituximab and sorafenib was associated with an improved time to progression of 6.7 months, a disease-specific survival of 8.7 months, a disease control rate of 58% (22 out of 38 patients) and a 4-month progression-free survival of 62%. Two patients (5%) achieved a partial response according to RECIST and the trial’s secondary endpoint of median overall survival was 6.2 months. In addition, the combination of bavituximab and sorafenib was well-tolerated in patients with advanced HCC. We believe these favorable trends continue to highlight the potential immunotherapeutic synergies of bavituximab and sorafenib and warrant further clinical evaluation.

Bavituximab in Front-Line Rectal Adenocarcinoma

This ongoing Phase I IST is designed to assess bavituximab in combination with capecitabine and radiation therapy in up to 18 patients with Stage II or III rectal adenocarcinoma. The primary endpoint is to determine the safety, feasibility and tolerability with a standard platform of capecitabine and radiation therapy. Secondary endpoints include overall response rate and pathological complete response (pCR) rate in patients. This trial continues to enroll and dose patients.

Bavituximab in Advanced Melanoma

This ongoing Phase Ib IST is designed to assess bavituximab in combination with ipilimumab in up to 24 patients with advanced melanoma. The primary endpoint is to determine safety, feasibility and tolerability. Secondary endpoints include measurements of disease control rate and overall survival. This trial continues to enroll and dose patients.

PS-Targeting Molecular Imaging Program (PGN650)

In addition to bavituximab, we believe our PS-targeting platform may have broad potential for the imaging and diagnosis of multiple diseases, including cancer. PS-targeting antibodies are able to target diseases that present PS on the surface of distressed cells, which we believe is present in multiple disease settings. In oncology, PS is a molecule usually located inside the membrane of healthy cells, but “flips” and becomes exposed on the outside of cells that line tumor blood vessels, creating a specific target for the imaging of multiple solid tumor types.

Our initial clinical candidate is PGN650, a first-in-class PS-targeting F(ab’)2 fully human monoclonal antibody fragment joined to the positron emission tomography (“PET”) imaging radio-isotope iodine-124 that represents a potential new approach to imaging cancer. In preclinical studies, PGN650 accumulates in tumor vasculature and provides exceedingly clear in vivo tumor images.

Our initial goal for the PGN650 program is to further validate the broad nature of the PS-targeting platform in the clinic. Our current PGN650 clinical trial evaluating PGN650 imaging in multiple solid tumor types was filed under an exploratory IND with the FDA and will enroll up to 12 patients. Patients receive an imaging dose followed by three PET images. This trial continues to enroll and dose patients and interim data presented in June 2015 at the Society of Nuclear Medicine and Molecular Imaging Annual Meeting demonstrated that 124I-PGN650 is safe and dosimetry estimates are acceptable for human imaging.

Mechanism of Action of Our PS-Targeting Platform

Our first-in-class PS-targeting therapeutics are monoclonal antibodies that target and bind to PS, a component of cells normally found only on the inner surface of the cell membrane. Under stress or apoptosis, PS becomes exposed on the surface of tumor blood vessels and on virus-infected cells, exposing a specific target for therapy and imaging of multiple diseases.

PS has been shown to be a highly immunosuppressive molecule usually located inside the membrane of healthy cells, which “flips” and becomes exposed on the outside of tumor cells and cells that line tumor blood vessels, causing the tumor to evade immune detection. Cancer therapies further increase PS exposure on the cell surface, further increasing immune suppression in the tumor environment. Bavituximab targets PS and works by both blocking the immunosuppressive pathway and activating the immune system, which causes the maturation of cancer-fighting (M1) macrophages and the development of cytotoxic T-cells that fight tumors.

In addition, data from a series of preclinical studies have demonstrated that PS-targeting antibodies, such as bavituximab, mediate important immuno-stimulatory changes in tumors. These changes include the increased production of inflammatory cytokines, inhibition of immunosuppressive myeloid derived suppressor cells (“MDSCs”), and an increase in tumor-fighting (M1) macrophages and mature dendritic cells that lead to the formation of tumor fighting T-cells.

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

Under our in-licensing agreements relating to bavituximab, we are obligated to pay future milestone payments based on potential clinical development and regulatory milestones, plus a royalty on net sales and/or a percentage of sublicense income. The applicable royalty rate under each of the foregoing in-licensing agreements is in the low single digits. During fiscal year 2014, we expensed $125,000 associated with milestone obligations under in-licensing agreements covering bavituximab, which is included in research and development expense in the accompanying consolidated statements of operations and comprehensive loss. We did not incur any milestone related expenses during fiscal years 2015 and 2013.

The following table provides certain information with respect to each of our in-licensing agreements relating to our bavituximab program.

Licensor	Agreement Date	Total Milestone Obligations Expensed To Date	Potential Future Milestone Obligations (1)
UTSWMC	August 2001	$173,000	$300,000
UTSWMC	August 2005	85,000	375,000
Lonza	March 2005	64,000	–	(2)
Avanir	December 2003	100,000	1,000,000
Genentech	November 2003	500,000	5,000,000
Total		$922,000	$6,675,000

______________

(1)	Under our current agreements, potential future milestone obligations are due upon achieving certain clinical and regulatory milestones. Based on the current stage of clinical development for bavituximab, future milestone obligations would be due upon submission of a biologics license application in the U.S. and upon FDA approval, which events are currently uncertain and depend on positive clinical trial results. In addition, potential future milestone obligations vary by license agreement (as defined in each license agreement) and certain agreements depend on a valid patent claim, as defined in each of these underlying agreements, at the time the potential milestone is achieved.
(2)	In the event we utilize a third-party contract manufacturer other than Lonza to manufacture bavituximab for commercial purposes, we would owe Lonza 300,000 pounds sterling per year (or approximately $461,000 USD based on the exchange rate at April 30, 2015).

We do not expect to incur any milestone related expenses regarding our bavituximab program during fiscal year 2016. In addition, of the total potential future milestone obligations of $6,675,000, up to $6,400,000 would be due upon the first commercial approval of bavituximab pursuant to these in-licensing agreements. However, given the uncertainty of the drug development and the regulatory approval process, we are unable to predict with any certainty when any of these future milestones will occur, if at all.

PGN650

In October 1998, we exclusively in-licensed worldwide rights from UTSWMC, to certain patent families, which was amended in January 2000 to license patents related to PS-targeting conjugates, such as PGN650. Under the October 1998 license agreement, as amended, we are obligated to pay UTSWMC a future milestone payment of $300,000 upon the first commercial sale of a licensed PS-targeting conjugate such as PGN650, plus a low single digit royalty on net sales.

In addition, during fiscal year 2007, we entered into a research collaboration agreement and a development and commercialization agreement with Affitech A/S (“Affitech”) regarding the generation and commercialization of a certain number of fully human monoclonal antibodies under our platform technologies to be used as possible future clinical candidates, including the antibody of our imaging agent PGN650. During fiscal year 2013, under the terms of the development and commercialization agreement, we elected to enter into a license agreement for the PS-targeting antibody used to create PGN650, whereby we paid a $50,000 up-front license fee and are obligated to pay future milestone payments of up to $1,921,000 based on the achievement of certain potential clinical development and regulatory milestones, plus a low single digit royalty on net sales.

During fiscal year 2013, we expensed $50,000 under in-licensing agreements covering PGN650, which is included in research and development expense in the accompanying consolidated statements of operations and comprehensive loss. We did not incur any milestone related expenses during fiscal years 2015 or 2014 covering PGN650. In addition, we do not expect to incur any milestone related expenses regarding our PGN650 program during fiscal year 2016.

Other In-Licensing Agreement Covering a Third-Party Product Development Program

During July 2009, we entered into a patent assignment and sublicense with Affitech whereby we out-licensed exclusive worldwide rights to develop and commercialize certain products under our anti-vascular endothelial growth factor (“VEGF”) intellectual property portfolio as further described in the “Out-Licensing Collaborations” section below. The underlying technology licensed to Affitech was in-licensed from UTSWMC in August 2001 under an exclusive worldwide license agreement. Under the UTSWMC license agreement, as amended, our aggregate future milestone obligations are $450,000 assuming the achievement of all development milestones by Affitech. We did not incur any milestone related expenses during the three years ended April 30, 2015. In addition, we do not anticipate making any milestone payments for at least the next fiscal year under the UTSWMC license agreement.

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

We recognized revenue of $37,000, $107,000 and $350,000 during fiscal years 2015, 2014 and 2013, respectively, under the Affitech Agreements, which amounts are included in license revenue in the accompanying consolidated financial statements.

Avid Bioservices, Inc., Our Integrated Biomanufacturing Subsidiary

Our wholly-owned subsidiary, Avid, is a CMO that provides fully-integrated cGMP services from cell line development to commercial biomanufacturing for us and its third-party customers. In addition, to generating revenue from third-party customers, Avid is strategically integrated with us to manufacture our clinical drug supply of bavituximab while also preparing for the potential commercial launch of bavituximab. Avid’s total revenue generated from third-party customers for fiscal years 2015, 2014 and 2013 amounted to $26,744,000, $22,294,000, and $21,333,000, respectively.

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

In addition, in December 2014, we announced expansion plans that could more than double Avid’s current manufacturing capacity to support the potential commercial manufacturing of bavituximab while also providing sufficient additional capacity to meet the anticipated growth of Avid’s business. The new facility is located within an existing 40,000 square foot warehouse located adjacent to our current headquarters in Tustin, California and was designed to accommodate multiple single-use bioreactors up to 2,000 liter scale. The new manufacturing facility is expected to be operational in the near term.

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

The activities required before a product, such as bavituximab, may be marketed in the U.S. are generally performed in the following sequential steps:

1.	Preclinical testing. This generally includes evaluation of our products in the laboratory or in animals to characterize the product and determine safety and efficacy. Some preclinical studies must be conducted by laboratories that comply with FDA regulations regarding good laboratory practice.
2.	Submission to the FDA of an Investigational New Drug (“IND”) application. The results of preclinical studies, together with manufacturing information, analytical data and proposed clinical trial protocols, are submitted to the FDA as part of an IND application, which must become effective before the clinical trials can begin. Once a new IND application is filed, the FDA has 30 days to review the IND application. The IND application will automatically become effective 30 days after the FDA receives the application, unless the FDA indicates prior to the end of the 30-day period that the application raises concerns that must be resolved to the FDA’s satisfaction before clinical trials may proceed. If the FDA raises concerns at any time, we may be unable to resolve the issues in a timely fashion, if at all.

3.	Completion of clinical trials. Human clinical trials are necessary to seek approval for a new drug or biologic and typically involve a three-phase process. In Phase I, small clinical trials are generally conducted to determine the safety of the product. In Phase II, clinical trials are generally conducted to assess safety and acceptable dose and gain preliminary evidence of the efficacy of the product. In Phase III, clinical trials are generally conducted to provide sufficient data for the statistically valid proof of safety and efficacy. A clinical trial must be conducted according to good clinical practices under protocols that detail the trial’s objectives, inclusion and exclusion criteria, the parameters to be used to monitor safety and the efficacy criteria to be evaluated, and informed consent must be obtained from all study subjects. Each protocol involving U.S. trial sites must be submitted to the FDA as part of the IND application. The FDA may impose a clinical hold on an ongoing clinical trial if, for example, safety concerns arise, in which case the study cannot recommence without FDA authorization under terms sanctioned by the FDA. Similarly, trials conducted outside the U.S. require notification and/or approval by the governing health authority. In addition, before a clinical trial can be initiated, each clinical site or hospital administering the product must have the protocol reviewed and approved by an institutional review board (“IRB”) or independent ethics committee (“IEC”). The IRB/IEC will consider, among other things, ethical factors and the safety of human subjects. The IRB/IEC may require changes in a protocol, which may delay initiation or completion of a study. Phase I, Phase II or Phase III clinical trials may not be completed successfully within any specific period of time, if at all, with respect to any of our potential products. Furthermore, we, the governing health authority (including the FDA) or an IRB/IEC may suspend a clinical trial at any time for various reasons, including a finding that patients are being exposed to an unacceptable health risk.

4.	Submission to the FDA of a Biologics License Application (“BLA”) or New Drug Application (“NDA”). After completion of clinical studies for an investigational product, a BLA or NDA is submitted to the FDA for product marketing approval. No action can be taken to market any new drug or biologic product in the U.S. until the FDA has approved an appropriate marketing application.

5.	FDA review and approval of the BLA or NDA before the product is commercially sold or shipped. The results of preclinical studies, clinical trials and manufacturing information are submitted to the FDA in the form of a BLA or NDA for approval to manufacture, market and ship the product for commercial use. The FDA may take a number of actions after the BLA or NDA is filed, including but not limited to, denying the BLA or NDA if applicable regulatory criteria are not satisfied, requiring additional clinical testing or information, or requiring post-market testing and surveillance to monitor the safety or efficacy of the product. Adverse events that are reported after marketing approval can result in additional limitations being placed on the product’s use and, potentially, withdrawal of the product from the market. Any adverse event, either before or after marketing approval, can result in product liability claims against us.

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

The FDA has designated as a Fast Track development program the investigation of bavituximab, in combination with docetaxel, to improve overall survival in patients with previously-treated, non-squamous, NSCLC compared with docetaxel alone. This designation facilitates the development and expedites the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. The Fast Track mechanism is described in the Food and Drug Administration Modernization Act of 1997. The benefits of Fast Track include scheduled meetings to seek FDA input into development plans, the option of submitting a BLA in sections rather than all components simultaneously and the option of requesting evaluation of studies using surrogate endpoints.

Manufacturing and Raw Materials

We manufacture cGMP pharmaceutical-grade products to supply our clinical trials through our wholly-owned subsidiary, Avid. The process for manufacturing generally uses commercially available raw materials from multiple suppliers, and in some instances, from a sole source supplier. We currently do not have long-term supply contracts with these suppliers, and accordingly, we may experience delays in receiving raw materials to support the manufacturing of bavituximab. However, to date, we have not experienced any significant difficulty in obtaining these raw materials.

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

Additionally, we have U.S. and foreign patents and patent applications relating more specifically to our product, bavituximab, including composition of matter, combinations and methods of use in treating angiogenesis and cancer and in treating viral infections and diseases, alone and in combination therapies. These patents that more specifically concern bavituximab compositions and their use in treating cancer, both alone and in combination therapies, are currently set to expire between 2023 and 2025.

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

In general, the patent position of a biotechnology firm is highly uncertain and no consistent policy regarding the patentability or breadth of issued claims has emerged from the actions of the U.S. Patent Office and courts with respect to biotechnology patents. Similar uncertainties also exist for biotechnology patents in important overseas markets. Accordingly, there can be no assurance that our patents, including those issued and those pending, will provide protection against competitors with similar technology, nor can there be any assurance that such patents will not be legally challenged, invalidated, infringed upon and/or designed around by others.

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

Segment Information

Our business is organized into two reportable operating segments. Peregrine is engaged in the research and development of monoclonal antibodies focused on the treatment of cancer and has not generated any product sales from any of its technologies under development. Our wholly-owned subsidiary, Avid, is engaged in providing fully-integrated cGMP biomanufacturing services for us and its third-party customers. In addition, we had no foreign based operations and no long-lived assets located in foreign countries as of and for the fiscal years ended April 30, 2015, 2014 and 2013. Refer to Note 11, “Segment Reporting” to the accompanying consolidated financial statements for additional financial information regarding our operating segments.

Customers

Contract manufacturing revenue generated by our wholly-owned subsidiary, Avid, has historically been derived from a small customer base. These third-party customers typically do not enter into long-term commitments because their need for product supply depends on a variety of factors, including the products stage of development, their financial resources, and, the market demand with respect to commercial products. Our future results of operations could be adversely affected if revenue from any one of our primary customers is significantly reduced or eliminated. During fiscal years 2015, 2014 and 2013, Avid’s total revenue generated from third-party customers amounted to $26,744,000, $22,294,000, and $21,333,000, respectively, of which 79%, 91% and 81% was derived from Halozyme Therapeutics, Inc., respectively. In addition, contract manufacturing from third-party customers outside the United States represented less than 1% of the contract manufacturing revenue recognized during fiscal years 2015, 2014 and 2013. Refer to Note 11, “Segment Reporting” to the accompanying consolidated financial statements for additional financial information regarding Avid’s customer concentration and geographic areas of its customers.

Marketing Our Potential Products

We intend to sell our products, if approved, in the U.S. and internationally in collaboration with marketing partners or through a direct sales force. If the FDA approves bavituximab, the marketing for bavituximab will be contingent upon us entering into an agreement with a company to market our product or upon us recruiting, training and deploying our own sales force, either internally or through a contract sales organization. We do not presently possess the resources or experience necessary to market bavituximab and we currently have no arrangements for the distribution of bavituximab, if approved. Development of an effective sales force requires significant financial resources, time and expertise.

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

Our lead immunotherapy candidate, bavituximab, is currently in a Phase III clinical trial for the treatment of NSCLC. Most common drugs currently used in the treatment of NSCLC with progression on or after platinum-based chemotherapy include docetaxel, a chemotherapeutic agent from Sanofi-Aventis, erlotinib, a targeted small molecule from Genentech, Inc., a member of the Roche Group, nivolumab (marketed as Opdivo®) by Bristol-Myers Squibb Company and pemetrexed, a chemotherapeutic agent from Eli Lilly & Company. In addition, although we are not aware of any other PS-targeting immunotherapies in clinical development, there are a number of investigational products in development for the treatment of NSCLC, including but not limited to Imprime PGG by Biothera, pembrolizumab (marketed as Keytruda®) by Merck & Co., MEDI-4736 by AstraZeneca plc, and MPDL3820A by Roche.

Research and Development

A major portion of our operating expenses to date is related to research and development. Research and development expenses primarily include (i) payroll and related costs, including share-based compensation, associated with research and development personnel, (ii) costs related to clinical trials and preclinical testing of our technologies under development, (iii) costs to develop and manufacture the product candidates, including raw materials and supplies, product testing, depreciation, and facility related expenses, (iv) expenses for research services provided by universities and contract laboratories, including sponsored research funding, and (v) other research and development expenses. Research and development expenses are charged to expense as incurred when these expenditures relate to our research and development efforts and have no alternative future uses. Research and development expenses were $42,996,000 in fiscal year 2015, $27,723,000 in fiscal year 2014, and $24,306,000 in fiscal year 2013.

Corporate Governance

Our board of directors is committed to legal and ethical conduct in fulfilling its responsibilities. Our board expects all directors, as well as officers and employees, to act ethically at all times and to adhere to the policies comprising our Code of Business Conduct and Ethics. Our board adopted the corporate governance policies and charters. Copies of the following corporate governance documents are posted on our website and are available free of charge, at www.peregrineinc.com: (1) Peregrine Pharmaceuticals, Inc., Code of Business Conduct & Ethics policy (2) Peregrine Pharmaceuticals, Inc., Charter of the Nominating Committee of the Board of Directors, (3) Peregrine Pharmaceuticals, Inc., Charter of the Audit Committee of the Board of Directors, and (4) Peregrine Pharmaceuticals, Inc., Amended and Restated Charter of the Compensation Committee of the Board of Directors. The information that is contained on, or can be accessed through our website is not incorporated into this Annual Report on Form 10-K, and the inclusion of our website address is an inactive textual reference only. If you would like a printed copy of any of these corporate governance documents, please send your request to Peregrine Pharmaceuticals, Inc., Attention: Corporate Secretary, 14282 Franklin Avenue, Tustin, California 92780.

Human Resources

As of April 30, 2015, we employed 211 full-time employees and four part-time employees. None of our employees are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be good.

Item 1A. Risk Factors

This Annual Report on Form 10-K contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements made by us or on our behalf, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our potential product sales, potential royalties, contract manufacturing revenues, expenses, net income(loss) and earnings(loss) per common share.

Risks Related to Our Business

If we cannot obtain additional funding, our product development and commercialization efforts may be reduced or discontinued and we may not be able to continue operations or timely complete our phase iii SUNRISE trial.

At April 30, 2015, we had $68,001,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect negative cash flows from operations to continue in the foreseeable future. Therefore, unless and until we are able to generate sufficient revenue from Avid’s contract manufacturing services and/or from the sale and/or licensing of our product candidates under development, we expect such negative cash flows to continue in the foreseeable future.

Our ability to continue to fund our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, (i) raising additional capital in the equity markets, (ii) licensing or partnering our product candidates in development, or (iii) generating additional revenue from Avid.

Historically, we have funded a significant portion of our operations through the issuance of equity. During fiscal year 2015, we raised $19,748,000 in aggregate gross proceeds from the sale of shares of our common stock and raised an additional $19,205,000 in aggregate gross proceeds from the sale of our 10.5% Series E Convertible Preferred Stock (the “Series E Preferred Stock”) (as described in Note 6 to the accompanying audited consolidated financial statements). Subsequent to April 30, 2015 and through July 14, 2015, we raised an additional $8,896,000 in aggregate gross proceeds from the sale of shares of our common stock (as described in Note 13 to the accompanying audited financial statements). As of July 14, 2015, $151,651,000 remained available to us under our two effective shelf registration statements, which allows us from time to time to offer and sell shares of our common stock or preferred stock, in one or more offerings, either individually or in combination.

Although we believe we can raise sufficient capital to meet our obligations through fiscal year 2016, our ability to raise additional capital in the equity markets to fund our obligations in future periods is dependent on a number of factors, including, but not limited to, the market demand for our common stock and/or Series E Preferred Stock. The market demand or liquidity of our common stock and/or Series E Preferred Stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trial results and significant delays in one or more clinical trials. If we are unable to either (i) raise sufficient capital in the equity markets, (ii) license or partner our products in development, or (iii) generate additional revenue from Avid, or any combination thereof, we may need to delay, scale back, or eliminate some or all our research and development efforts, delay the commercial launch of bavituximab, if approved, and/or restructure our operations. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

In addition, based on our current projections, which include but are not limited to, projected expenses associated with our Phase III SUNRISE trial, projected expenses associated with our anticipated new clinical trials, projected payments of dividends on our issued and outstanding Series E Preferred Stock, projected cash receipts under signed commitments with existing customers of Avid, and assuming we raise no additional capital from the capital markets or other potential sources, we believe we will have sufficient cash on hand to meet our obligations as they become due through at least February 2016. Notwithstanding, we will need to raise substantial additional capital in the future to fund certain of our operations beyond February 2016, including our Phase III SUNRISE trial. There are a number of uncertainties associated with our financial projections, including but not limited to, termination of Avid customer contracts, technical challenges and the rate at which patients are enrolled into any current or future clinical trial, any of which could reduce, delay or accelerate our future projected cash inflows and outflows. In addition, in the event our projected cash-inflows are reduced or delayed, we might not have sufficient capital to operate our business through February 2016 unless we raise additional capital. The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report accompanying our audited consolidated financial statements for the year ended April 30, 2015 with respect to this uncertainty.

We have had significant losses and we anticipate future losses.

We have incurred net losses in most fiscal years since we began operations in 1981. The following table represents net losses incurred for each of the past three fiscal years:

Net Loss
Fiscal Year 2015	$50,358,000
Fiscal Year 2014	$35,362,000
Fiscal Year 2013	$29,780,000

As of April 30, 2015, we had an accumulated deficit of $453,624,000. While we expect to continue to generate revenue from Avid’s contract manufacturing services, in order to achieve and sustain profitable operations, we must successfully develop and obtain regulatory approval for our product candidates, either alone or with others, and following any such approval, must also manufacture, introduce, market and sell our product candidates. The costs associated with clinical trials and product manufacturing are very substantial and the time frame necessary to achieve market success for our product candidates is long and uncertain. Furthermore, the costs associated with advanced stage clinical trials can significantly increase due, in part, to expanded patient populations and the cost to prepare for potential commercialization. In addition, as we continue to advance our Phase III SUNRISE trial and initiate additional clinical trials, we expect our net loss for fiscal year 2016 to exceed our net loss for fiscal year 2015. We do not expect to generate product or royalty revenues for at least the next two years, and we may never generate product and/or royalty revenues sufficient to become profitable or to sustain profitability.

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

In order to obtain FDA approval to market a new drug product, we or our potential partners must demonstrate proof of safety and efficacy in humans. To meet these requirements, we or our potential partners will have to conduct extensive preclinical testing and “adequate and well-controlled” clinical trials. Conducting clinical trials is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity, novelty and intended use of the product candidate, and often can be several years or more per trial. Delays associated with products for which we are directly conducting preclinical or clinical trials may cause us to incur additional operating expenses. Moreover, we may continue to be affected by delays associated with the preclinical testing and clinical trials of certain product candidates conducted by our potential partners over which we have no control. The commencement and rate of completion of clinical trials may be delayed by many factors, including, for example:

•	obtaining regulatory approval to commence a clinical trial;
•	reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites, particularly those in foreign jurisdictions;
•	slower than expected rates of patient recruitment due to narrow screening requirements;
•	the inability of patients to meet FDA or other regulatory authorities’ imposed protocol requirements;
•	the inability to retain patients who have initiated participation in a clinical trial but may be prone to withdraw due to various clinical or personal reasons, or who are lost to further follow-up;
•	the inability to manufacture sufficient quantities of qualified materials under cGMPs for use in clinical trials;
•	shortages of chemotherapy or other drugs used in clinical trials in combination with bavituximab;
•	the need or desire to modify our manufacturing processes;
•	the inability to adequately observe patients after treatment;
•	changes in regulatory requirements for clinical trials;
•	the lack of effectiveness during the clinical trials;
•	unforeseen safety issues;
•	delays, suspension, or termination of the clinical trials due to the institutional review board responsible for overseeing the study at a particular study site;
•	insufficient financial resources; and
•	government or regulatory delays or “clinical holds” requiring suspension or termination of the trials.

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

In the course of our discovery, preclinical testing and clinical trials, we rely on third parties, including universities, investigators and CROs, to perform critical services for us. For example, we rely on third parties to conduct our clinical trials and many of our preclinical studies. CROs and investigators are responsible for many aspects of the trials, including finding and enrolling patients for testing and administering the trials. Our double-blind Phase III SUNRISE trial design is similar to our prior Phase IIb second-line NSCLC trial design in that management does not have access to certain information regarding the trial’s administration and progress. We therefore must rely on third parties to conduct our clinical trials, but their failure to comply with all regulatory and contractual requirements, or to perform their services in a timely and acceptable manner, may compromise our clinical trials in particular or our business in general. Although we rely on these third parties to conduct our clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as good clinical practices (“GCPs”) for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial patients are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. These third parties may not be available when we need them or, if they are available, may not comply with all regulatory and contractual requirements or may not otherwise perform their services in a timely or acceptable manner. Any failings by these third parties may compromise our clinical trials in particular or our business in general. Similarly, we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated. These independent third parties may also have relationships with other commercial entities, some of which may compete with us. For example, if such third parties fail to perform their obligations in compliance with our clinical trial protocols, our clinical trials may not meet regulatory requirements or may need to be repeated. As a result of our dependence on third parties, we may face delays or failures outside of our direct control, as evidenced by the major discrepancies in treatment group coding by an independent third-party vendor responsible for distribution of blinded investigational product used in our bavituximab Phase II NSCLC trial. These risks also apply to the development activities of our collaborators, and we do not control our collaborators’ research and development, clinical trials or regulatory activities. We do not expect any drugs resulting from our collaborators’ research and development efforts to be commercially available for at least two (2) or more years, if ever.

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

We have limited experience as a company conducting large-scale clinical trials.

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

We currently have no marketing and sales organization and have no experience in marketing products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate product revenue.

We currently have no sales, marketing or distribution capabilities and have no experience in marketing products. If we decide to develop an in-house marketing organization and sales force, it will require significant capital expenditures, management resources and time. In addition, we will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. If we decide to pursue collaborative arrangements regarding the sales and marketing of our products, we may not be able to establish or maintain such collaborative arrangements, or if we are able to do so, our collaborators may not have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We will also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates.

We may not be able to develop in-house sales and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product in the United States or overseas.

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

Our drug development programs and potential commercialization of our drug candidates will require substantial additional cash to fund our operations. We in-licensed all rights to our lead drug candidate, bavituximab, and are fully responsible for the associated development costs. Our strategy continues to include the potential of selectively collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of some of our product candidates and research programs. We may enter into one or more of such collaborations in the future, especially for target indications in which the potential collaborator has particular therapeutic expertise or that involve a large, primary care market that must be served by large sales and marketing organizations or for markets outside of North America. We face significant competition in seeking appropriate collaborators and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms, or at all. Even if we successfully enter into a collaboration, our partner may not perform its contractual obligations or may terminate the agreement. If that were to occur, we may have to curtail the development of a particular product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue.

Healthcare reform measures and other statutory or regulatory changes could adversely affect our business.

In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our business. For example, the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the “ACA”), enacted in March 2010, substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. With regard to pharmaceutical products, among other things, the ACA is expected to expand and increase industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare D program.

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

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, physician payment transparency laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•	the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs;
•	federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other third-party payors that are false or fraudulent or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government;
•	the federal Health Insurance Portability and Accountability Act of 1996, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;
•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization;

•	the federal Physician Payment Sunshine Act, created under the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services, information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Additionally, we are or may become subject to state and foreign equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and may apply regardless of the payor.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent health care reform legislation has strengthened these laws. For example, the ACA, among other things, amends the intent requirement of the federal Anti-Kickback and criminal healthcare fraud statutes. As a result of such amendment, a person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation. Moreover, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

In order to prepare for potential commercialization, during fiscal year 2015, we commenced the construction of a manufacturing cleanroom to accommodate both the commercial manufacturing of bavituximab, if regulatory approval is obtained, while also providing additional manufacturing capacity to grow Avid’s contract manufacturing business. While we believe we have the ability to successfully increase the manufacturing capacity to support the commercial manufacturing of bavituximab, the manufacturing of monoclonal antibodies, like bavituximab, is a lengthy and costly process which the FDA must review and approve prior to commercialization. In addition, quality issues may arise during manufacturing because of the complexities inherent in the manufacturing of monoclonal antibodies. If we are unable to successfully manufacture bavituximab in sufficient quality and quantity in the new manufacturing cleanroom, the development of bavituximab and its regulatory approval or commercial launch, if approved for sale, may be delayed or there may be a shortage in supply, which could significantly harm our business. Although we are not presently seeking a secondary source for the potential commercial production of bavituximab, if we were to engage a third-party manufacturer, we would need to transfer our technology to that third-party manufacturer and gain FDA approval, potentially causing significant delays in product delivery. In addition, if we use a third-party manufacturer, it may not perform as agreed or may terminate its agreement with us.

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

We presently rely on a limited number of vendors for certain raw materials critical to the manufacture of bavituximab.

Manufacturing of bavituximab requires many raw materials and we currently depend on a limited number of vendors for certain materials used in the manufacture thereof. We also do not have long-term supply contracts with these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Accordingly, we may experience delays in receiving raw materials to support clinical or commercial manufacturing, if approved.

For some of these raw materials, we currently rely, and may in the future rely, on sole source suppliers or a limited number of suppliers. If we are unable to continue to source product from any of these suppliers due to, for example, regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demand, or quality issues, we could be unable to satisfy demand for bavituximab, if approved, which could materially harm our business, financial condition and results of operations.

If we use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our clinical trials, research and development activities and manufacturing operations involve the controlled use of hazardous materials and chemicals. We are subject to federal, state and local laws and regulations in the U.S. governing the use, manufacture, storage, handling and disposal of hazardous materials and chemicals. Although we believe that our procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we may incur significant additional costs to comply with applicable laws in the future. Also, even if we are in compliance with applicable laws, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials or chemicals. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could materially harm our business, financial condition and results of operations.

We may have significant product liability exposure because we maintain only limited product liability insurance.

We face an inherent business risk of exposure to product liability claims in the event that the administration of one of our product candidates during a clinical trial adversely affects or causes the death of a patient. Although we maintain product liability insurance for clinical studies in the amount of $5,000,000 per occurrence or $5,000,000 in the aggregate on a claims-made basis, as well as country-specific coverage where required for clinical sites located in foreign countries, our coverage may not be adequate. Product liability insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Our inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims in excess of our insurance coverage, if any, or a product recall, could negatively impact our financial position and results of operations.

In addition, the contract manufacturing services that we offer through Avid expose us to an inherent risk of liability as the antibodies or other substances manufactured by Avid, at the request and to the specifications of our customers, could possibly cause adverse effects or have product defects. We obtain agreements from our customers indemnifying and defending us from any potential liability arising from such risk. However, these indemnification agreements may not adequately protect us against potential claims relating to such contract manufacturing services or protect us from being named in a possible lawsuit. Although Avid has procured insurance coverage, we may not be able to maintain our existing coverage or obtain additional coverage on commercially reasonable terms, or at all, or such insurance may not provide adequate coverage against all potential claims to which we might be exposed. A partially successful or completely uninsured claim against Avid could materially harm our business, financial condition and results of operations.

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

We may not be able to compete with our competitors in the pharmaceutical and biotechnology industries because many of them have greater resources than we do and they are further along in their development efforts.

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

Our lead immunotherapy product, bavituximab, is currently in a Phase III clinical trial for the treatment NSCLC. Most common drugs currently used in the treatment of NSCLC with progression on or after platinum-based chemotherapy include docetaxel, a chemotherapeutic agent from Sanofi-Aventis, erlotinib, a targeted small molecule from Genentech, Inc., a member of the Roche Group, nivolumab (marketed as Opdivo®) by Bristol-Myers Squibb Company and pemetrexed, a chemotherapeutic agent from Eli Lilly & Company. In addition, although we are not aware of any other PS-targeting immunotherapies in clinical development, there are a number of investigational products in development for the treatment of NSCLC, including but not limited to Imprime PGG by Biothera, pembrolizumab (marketed as Keytruda®) by Merck & Co., MEDI-4736 by AstraZeneca plc, and MPDL3820A by Roche.

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

Our success is dependent, in part, upon a limited number of key executive officers, each of whom is an at-will employee, and upon our scientific researchers. For example, because of his extensive understanding of our technologies and product development programs, the loss of Mr. Steven W. King, our President and Chief Executive Officer, would adversely affect our development efforts and clinical trial programs during the six- to twelve-month period that we estimate it would take to find a qualified replacement.

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

We have federal and state net operating loss (“NOL”) carry forwards which, if we were to become profitable, could be used to offset/defer federal and state income taxes. Our ability to use such carry forwards to offset future taxable income may be subject to certain limitations related to changes in ownership of our stock.

As of April 30, 2015, we had federal and state NOL carry forwards of approximately $337 million and $247 million, respectively, expiring from 2016 to 2035. These NOL carry forwards could potentially be used to offset certain future federal and state income tax liabilities. However, utilization of NOL carry forwards may be subject to a substantial annual limitation pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions due to ownership changes that have occurred previously or that could occur in the future. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. We performed a detailed analysis of our NOL carry forwards through April 30, 2015 and it was determined that no change in ownership had occurred. As a result of this analysis, we currently do not believe any Section 382 limitations will significantly impact our ability to offset income with available NOL carry forwards. However, future ownership changes under Section 382 may limit our ability to fully utilize these tax benefits. Any limitation may result in expiration of a portion of the carry forwards before utilization. If we were not able to utilize our carry forwards, we would be required to use our cash resources to pay taxes that would otherwise have been offset, thereby reducing our liquidity.

Our internal computer systems, or those used by our third-party collaborators, CROs or other contractors or consultants, may fail or suffer security breaches.

Despite the implementation of security measures, our internal computer systems and those of our third-party collaborators, CROs and other contractors and consultants are vulnerable to damage from computer viruses and unauthorized access. Although to our knowledge we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on our third-party collaborators and other third parties for research and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and/or suffer substantial reputational harm and the further development and commercialization of our product candidates could be delayed.

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

Our bylaws, as amended, provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our bylaws, as amended, provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of a fiduciary duty owed by any of our directors, officers, or other employees to us, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws, any action to interpret, apply, enforce, or determine the validity of our certificate of incorporation or bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Although the Delaware State Legislature has approved of amendments to the Delaware General Corporation Law authorizing such choice of forum provisions in the charters or bylaws of Delaware corporations, if a court were to find the choice of forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely harm our business, financial condition and results of operations.

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

As of April 30, 2015, there were 193,346,627 shares of our common stock outstanding. Substantially all of these shares are eligible for trading in the public market, subject in some cases to volume and other limitations. The market price of our common stock may decline if our common stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur.

In addition, our common stock outstanding as of April 30, 2015 excludes the following common shares reserved for future issuance:

•	24,880,481 common shares reserved for issuance under outstanding option grants and available for issuance under our stock incentive plans;
•	2,443,056 common shares reserved for and available for issuance under our 2010 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”);
•	273,280 common shares issuable upon exercise of outstanding warrants; and
•	45,668,156 common shares issuable upon conversion of our outstanding Series E Preferred Stock.

Of the total options and warrants outstanding as of April 30, 2015, 8,196,188 would be considered dilutive to stockholders because we would receive an amount per share, which is less than the market price of our common stock at April 30, 2015.

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

The market price of our common stock and the market prices of securities of companies in the biotechnology sector have generally been highly volatile and are likely to continue to be highly volatile. For instance, the market price of our common stock has ranged from $0.42 to $5.50 per share over the last three fiscal years ended April 30, 2015.

In addition, the market price of our common stock may be significantly impacted by many factors, including, but not limited to:

•	the success or failure of our internal drug development efforts;
•	positive or negative data reported on programs in clinical trials we or our investigators are conducting;
•	announcements of technological innovations or new commercial products by us or our competitors;
•	uncertainties about our ability to continue to fund our operations beyond February 2016, including our Phase III SUNRISE trial;
•	significant changes in our financial results or that of our competitors, including our ability to continue as a going concern;
•	the offering and sale of shares of our common stock, either sold at market prices or at a discount under an equity transaction;
•	significant changes in our capital structure;
•	published reports by securities analysts;
•	announcements of partnering transactions, licensing agreements, joint ventures, strategic alliances, and any other transaction that involves the development, sale or use of our technologies or competitive technologies;
•	developments and/or disputes concerning our patent or other proprietary rights;

•	regulatory developments, including possible delays, and product safety concerns;
•	outcomes of significant litigation, disputes and other legal or regulatory proceedings;
•	general stock trends in the biotechnology and pharmaceutical industry sectors;
•	public concerns as to the safety and effectiveness of our products;
•	economic trends and other external factors, including but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and
•	healthcare reimbursement reform and cost-containment measures implemented by government agencies.

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

Our common stock is currently traded on The NASDAQ Capital Market. The NASDAQ Stock Market LLC has requirements that a company must meet in order to remain listed on NASDAQ. In particular, NASDAQ rules require us to maintain a minimum bid price of $1.00 per share of our common stock. If the closing bid price of our common stock were to fall below $1.00 per share for 30 consecutive trading days or we do not meet other listing requirements, we would fail to be in compliance with NASDAQ’s listing standards. We may not continue to meet the minimum bid price requirement, or any other requirement in the future. If we fail to meet the minimum bid price requirement, The NASDAQ Stock Market LLC may initiate the delisting process with a notification letter. If we were to receive such a notification, we would be afforded a grace period of 180 calendar days to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock would need to maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate offices, research and development, and manufacturing facilities are located in Tustin, California. We lease an aggregate of approximately 101,000 square feet of office, research and manufacturing space in four adjacent buildings under three separate lease agreements with an aggregate monthly rent expense of approximately $105,000.

Our first lease agreement to lease two building expires in December 2017 and includes two five-year options to extend the lease through December 2027. Our second lease agreement to lease the third building expires in December 2017 and includes a five-year option to extend the lease through December 2022. Our third lease agreement to lease the fourth building expires in July 2021 and includes two five-year options to extend the lease through July 2031. We believe our facilities are adequate for our current needs and that suitable additional substitute space would be available if needed.

Item 3. Legal Proceedings

In the ordinary course of business, we are at times subject to various legal proceedings and disputes. We make provisions for liabilities when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  Such provisions are reviewed at least quarterly and adjusted to reflect the impact of any settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to a particular case.  Litigation is inherently unpredictable.  Unless otherwise disclosed, we are unable to estimate the possible loss or range of loss for the legal proceedings described below. While it is not possible to accurately predict or determine the eventual outcome of these items, an adverse determination in one or more of these items currently pending could have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Securities Related Class Action Lawsuit

On September 28, 2012, three complaints were filed in the U.S. District Court for the Central District of California against us and certain of our executive officers and one consultant (collectively, the “Defendants”) on behalf of certain purchasers of our common stock. The complaints have been brought as purported stockholder class actions, and, in general, include allegations that Defendants violated (i) Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and (ii) Section 20(a) of the Exchange Act, by making materially false and misleading statements regarding the interim results of our bavituximab Phase II second-line NSCLC trial, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On February 5, 2013, the court consolidated the related actions with the low-numbered case (captioned Anderson v. Peregrine Pharmaceuticals, Inc., et al., Case No. 12-cv-1647-PSG (FMOx)). After the court issued two separate orders granting the Defendants’ two separate motions to dismiss, on May 1, 2014, the court issued a third order granting Defendants’ motion to dismiss the plaintiff’s amended complaint with prejudice. On May 29, 2014, the plaintiff filed a notice of appeal with respect to the court’s order granting Defendants’ motion to dismiss. Lead plaintiff’s opening brief with respect to the appeal was filed on December 15, 2014 and the Defendants’ answering brief was filed on January 30, 2015. Lead plaintiff filed a reply brief on February 27, 2015. We believe that the class action lawsuit is without merit and intend to vigorously defend the action.

Derivative Litigation

On May 9, 2013, an alleged shareholder filed, purportedly on behalf of us, a derivative lawsuit, captioned Roy v. Steven W. King, et al., Case No. 13-cv-0741-PSG (RNBx), in the U.S. District Court for the Central District of California against certain of our executive officers and directors. The complaint asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment arising from substantially similar factual allegations as those asserted in the consolidated securities class action lawsuit, described above (the “Securities Class Action”). The plaintiff is seeking, for our benefit, unspecified monetary damages and other relief. This case was subsequently transferred to the same court and judge handling the Securities Class Action lawsuit. On May 31, 2013, the judge issued an order administratively closing the case and inviting the parties to move to re-open after the final resolution of defendants’ motions to dismiss in the Securities Class Action.

On October 10, 2013, a derivative/class action complaint, captioned Michaeli v. Steven W. King, et al., C.A. No. 8994-VCL, was filed in the Court of Chancery of the State of Delaware against certain of our executive officers and directors. The complaint alleges that our directors and executives breached their respective fiduciary duties in connection with certain purportedly improper compensation decisions made by our Board of Directors during the past three fiscal years, including: (i) the grant of a stock option to Mr. King on May 4, 2012; (ii) the non-routine broad-based stock option grant to our directors, executives, all other employees and certain consultants on December 27, 2012; and (iii) the payment, during the past three fiscal years, of compensation to our non-employee directors. In addition, the complaint alleges that our directors breached their fiduciary duty of candor by filing and seeking stockholder action on the basis of an allegedly materially false and misleading proxy statement for our 2013 annual meeting of stockholders. The plaintiff is seeking recession of a portion of the stock option grant to Mr. King on May 4, 2012 and the stock options granted to the defendants on December 27, 2012, as well as disgorgement of any excessive compensation paid to our non-employee directors during the three fiscal years prior to the filing of the complaint and other monetary relief for our benefit. The defendants filed their answer to the complaint on February 5, 2014. We believe that the derivative/class action complaint are without merit and intend to vigorously defend the action.

Other Legal Matters

On September 24, 2012, we filed a lawsuit, captioned Peregrine Pharmaceuticals, Inc. v. Clinical Supplies Management, Inc., Case No. 8:12-cv-01608 JST(AN) (C.D. Cal), against Clinical Supplies Management, Inc. (“CSM”), in the U.S. District Court for the Central District of California. In 2010, we had contracted with CSM as our third-party vendor responsible for distribution of the blinded investigational product used in our bavituximab Phase IIb second-line NSCLC trial. As part of the routine collection of data in advance of an end-of-Phase II meeting with regulatory authorities, we discovered major discrepancies between some patient sample test results and patient treatment code assignments. Consequently, we filed this lawsuit against CSM alleging breach of contract, negligence and negligence per se arising from CSM’s performance of its contracted services. We are seeking monetary damages. On June 5, 2014, CSM filed with the court a Notice of Motion and Motion for Partial Summary Judgment seeking partial summary judgment on our claims for damages on the grounds that the limitation of liability clauses contained in our master services agreement with CSM are valid and enforceable. Our opposition to CSM’s motion was filed with the court on June 23, 2014, and the hearing on the motion was held on July 28, 2014. On July 30, 2014, the court issued its order holding that the limitation of liability clause did not apply to our claims for active negligence, negligent misrepresentation and constructive fraud, but did apply to our causes of action for breach of contract, passive negligence and negligence per se. On March 27, 2015, CSM filed with the court a Notice of Motion and Motion for Partial Summary Judgment seeking partial summary judgment on our claims for damages on the grounds that the causes of action for negligence, negligence per se, negligent misrepresentation, and constructive fraud are barred by the economic loss doctrine, as well as that the causes of action for negligent misrepresentation and constructive fraud cannot be established as a matter of law. Our opposition to CSM’s motion was filed with the court on April 13, 2015 and CSM’s reply to our motion was filed on April 20, 2015.  On June 22, 2015, the court issued its order granting CSM’s Motion for Partial Summary Judgment.  The trial date for this matter is set for October 20, 2015.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

(a)     Market Information. Our common stock is listed on The NASDAQ Capital Market under the trading symbol “PPHM.” The following table shows the high and low sales price of our common stock for each quarter in the two years ended April 30, 2015:

	Common Stock Sales Price
	High	Low
Fiscal Year 2015
Quarter Ended April 30, 2015	$1.66	$1.19
Quarter Ended January 31, 2015	$1.60	$1.28
Quarter Ended October 31, 2014	$1.75	$1.27
Quarter Ended July 31, 2014	$2.00	$1.47
Fiscal Year 2014
Quarter Ended April 30, 2014	$3.18	$1.55
Quarter Ended January 31, 2014	$2.05	$1.16
Quarter Ended October 31, 2013	$1.54	$1.25
Quarter Ended July 31, 2013	$2.06	$1.11

(b)     Holders. As of June 30, 2015, we had 4,480 stockholders of record of our common stock.

(c)     Dividends. No dividends on common stock have been declared or paid by us. We intend to employ all available funds for the development of our business and, accordingly, do not intend to pay any cash dividends in the foreseeable future. In addition, the Certificate of Designations governing the Series E Preferred Stock restricts us from declaring and paying any dividends on our common stock unless full cumulative dividends on the Series E Preferred Stock have been or contemporaneously are declared and paid or declared and a sum sufficient for the payment thereof is set apart for payment for all past dividend periods.

(d)     Securities Authorized for Issuance Under Equity Compensation. The information included under Item 12 of Part III of this Annual Report is hereby incorporated by reference into this Item 5 of Part II of this Annual Report.

(e)     Recent Sales of Unregistered Securities. None.

Item 6. Selected Financial Data

The selected consolidated financial data set forth below as of April 30, 2015 and 2014, and for the fiscal years ended April 30, 2015, 2014 and 2013, are derived from our audited consolidated financial statements included elsewhere in this Annual Report. This information should be read in conjunction with those consolidated financial statements, the notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data set forth below as of April 30, 2013, 2012 and 2011, and for the fiscal years ended April 30, 2012 and 2011, are derived from our audited consolidated financial statements that are contained in Annual Reports previously filed with the SEC, not included herein.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FIVE YEARS ENDED APRIL 30,

	2015	2014	2013	2012	2011 (a)

Revenues	$26,781,000	$22,401,000	$21,683,000	$15,233,000	$13,492,000

Net loss	$(50,358,000)	$(35,362,000)	$(29,780,000)	$(42,119,000)	$(34,151,000)

Series E preferred stock accumulated dividends	$(3,696,000)	$(401,000)	$–	$–	$–

Net loss attributable to common stockholders (b)	$(54,054,000)	$(35,763,000)	$(29,780,000)	$(42,119,000)	$(34,151,000)

Basic and diluted loss per common share	$(0.30)	$(0.22)	$(0.25)	$(0.50)	$(0.56)

Weighted average common shares outstanding	182,558,332	161,579,649	120,370,333	83,572,761	60,886,392

CONSOLIDATED BALANCE SHEET DATE
AS OF APRIL 30,

	2015	2014	2013	2012	2011

Cash and cash equivalents	$68,001,000	$77,490,000	$35,204,000	$18,033,000	$23,075,000

Working capital	$43,192,000	$63,564,000	$21,353,000	$7,153,000	$13,136,000

Total assets	$97,464,000	$90,545,000	$45,058,000	$28,262,000	$34,766,000

Long-term debt	$–	$–	$13,000	$46,000	$124,000

Accumulated deficit	$(453,624,000)	$(403,266,000)	$(367,904,000)	$(338,124,000)	$(296,005,000)

Stockholders' equity	$59,035,000	$67,699,000	$23,760,000	$9,483,000	$15,418,000

______________

(a)	Revenues in fiscal year 2011 include government contract revenue of $4,640,000 derived from a former government contract with the Transformational Medical Technologies of the U.S. Department of Defense’s Defense Threat Reduction Agency, which expired on April 15, 2011.
(b)	Net loss attributable to common stockholders represents our net loss plus Series E preferred stock accumulated dividends.

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion is included to describe our financial position and results of operations for each of the three years in the period ended April 30, 2015. The audited consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Overview

We are a biopharmaceutical company focused on developing novel investigational products that help utilize the body’s own immune system to fight cancer, also known as immunotherapy. Our lead immunotherapy candidate, bavituximab, is in Phase III development for the treatment of previously-treated non-small cell lung cancer (the “Phase III SUNRISE trial”) along with several investigator-sponsored trials evaluating other treatment combinations and additional oncology indications.

Bavituximab is the lead immunotherapy candidate from our phosphatidylserine (“PS”)-targeting technology platform. The PS-targeting platform includes monoclonal antibodies that target and bind to PS, a highly immunosuppressive molecule usually located inside the membrane of healthy cells, but “flips” and becomes exposed on the outside of cells in the tumor microenvironment, causing the tumor to evade immune detection. PS-targeting antibodies target and bind to PS and block this immunosuppressive pathway and simultaneously activate adaptive immunity, thereby enabling the immune system to recognize and fight the tumor.

Our primary focus for the PS-targeting platform is to continue to advance our ongoing bavituximab Phase III SUNRISE trial for the treatment of previously-treated non-small cell lung cancer (“NSCLC”), continue to explore the broader immunotherapeutic applications of bavituximab in the treatment of cancer in combination with chemotherapy and other immunotherapy agents by initiating additional Company-sponsored trials and advancing existing investigator-sponsored trials (“ISTs”), and to explore the broader potential uses of the PS-targeting technology platform.

The following represents an overview of our company and investigator-sponsored bavituximab clinical trials that are currently enrolling patients or clinical trials where data was recently presented during fiscal year 2015:

Product Candidate	Indication; Trial Design	Phase	Status

Bavituximab PS-Targeting Monoclonal Antibody (oncology)	Previously-treated non-small cell lung cancer (“NSCLC”); randomized, double blind, placebo-controlled, combined with docetaxel (“Phase III SUNRISE trial”)	III	Trial initiated in December 2013; Patient enrollment is expected to be completed by the end of calendar year 2015. No clinical data reported to date.

	Front-line NSCLC; randomized, open-label, combined with carboplatin and pemetrexed	Ib	Patient enrollment complete; Interim data described below.

	HER2-negative metastatic breast cancer (“MBC”); single arm, open-label, combined with paclitaxel	I	Patient enrollment complete; Final data described below.

	Advanced liver cancer (“hepatocellular carcinoma” or “HCC”); single arm, open-label, combined with sorafenib	I/II	Patient enrollment complete; Top-line data described below.

	Stage II/III rectal adenocarcinoma; single arm, open-label, combined with capecitabine and radiation therapy	I	Patient enrollment ongoing. No clinical data reported to date.

	Advanced melanoma; randomized, open label, combined with ipilimumab	Ib	Patient enrollment ongoing. No clinical data reported to date.

The following represents additional information, including any supporting trial data, of our company and investigator-sponsored bavituximab clinical trials by indication:

Bavituximab in Previously-Treated NSCLC

Bavituximab is our lead immunotherapy candidate in Phase III development for the treatment of second-line NSCLC. The design of the Phase III SUNRISE (Stimulating ImmUne RespoNse thRough BavItuximab in a PhaSE III Lung Cancer Study) trial was supported by promising data from our prior Phase IIb second-line NSCLC trial in the same indication, which final data was presented at the 2013 American Society of Clinical Oncology (“ASCO”) Annual Meeting. In December 2013, we initiated the Phase III SUNRISE trial. In addition, in January 2014, we announced that bavituximab received Fast Track designation by the U.S. Food and Drug Administration (“FDA”) for combination with docetaxel in patients with previously-treated non-squamous NSCLC.

The Phase III SUNRISE trial is a randomized, double-blind, placebo-controlled trial evaluating bavituximab plus docetaxel versus docetaxel plus placebo in approximately 600 patients at clinical sites worldwide. The trial is enrolling stage IIIb/IV non-squamous NSCLC patients who have progressed after standard front-line platinum-containing chemotherapy doublet. Patients are randomized into one of two treatment arms. One treatment arm receives docetaxel (75 mg/m2), up to six 21-day cycles, in combination with bavituximab (3 mg/kg) weekly until progression or toxicity. The other treatment arm receives docetaxel (75 mg/m2), up to six 21-day cycles, in combination with placebo weekly until progression or toxicity. The primary endpoint of the trial is overall survival. This trial is currently enrolling patients and we expect to complete enrollment by December 31, 2015.

In fiscal year 2016, we plan to expand the potential market opportunity of bavituximab in NSCLC by initiating a clinical trial of bavituximab and Opdivo® (nivolumab) in previously-treated NSCLC. The trial is expected to be an open-label multi-center, randomized Phase II trial comparing the anti-PD-1 monoclonal antibody nivolumab (marketed as Opdivo®) versus nivolumab plus bavituximab in patients with previously-treated locally advanced or metastatic NSCLC.

Bavituximab in Front-Line NSCLC

This Phase Ib IST was designed to assess bavituximab with pemetrexed and carboplatin in up to 25 patients with locally advanced or metastatic NSCLC. Patient enrollment is complete and interim data was presented at the Chicago Multidisciplinary Symposium in Thoracic Oncology in October 2014. This single-arm trial showed an overall tumor response rate of 35% (as measured in accordance with RECIST criteria), a median progression-free-survival of 4.8 months, and a median overall survival of 12.2 months. We believe these favorable trends in overall tumor response rates and median overall survival further support bavituximab’s potential to treat NSCLC.

Bavituximab in HER2-negative Metastatic Breast Cancer (“MBC”)

This Phase I IST was designed to assess bavituximab combined with paclitaxel in up to 14 patients with HER2-negative MBC. Patient enrollment is complete. In March 2015, we announced the publication of final data from this trial in the March 2015 issue of the peer-reviewed journal, Cancer Medicine, which reported that 85% of patients (11 of 13 evaluable patients) achieved an objective tumor response, including 15% of such patients achieving a complete response measured in accordance with RECIST criteria and median progression free survival for the combination of bavituximab with weekly paclitaxel was 7.3 months. We believe these promising data further support bavituximab’s potential to treat HER2-negative MBC.

In fiscal year 2016, we plan to expand our focus in chemotherapy combinations that show synergies with bavituximab by initiating a Phase II/III open-label trial of either docetaxel or paclitaxel (physician’s choice) with or without bavituximab in patients with locally advanced or metastatic HER2 negative-MBC. The new trial is based upon the consistently positive clinical experience in three prior clinical studies of bavituximab and docetaxel or paclitaxel in advanced breast cancer, including the aforementioned HER2 negative-MBC Phase I clinical data.

Bavituximab in Advanced Liver Cancer

This Phase I/II IST was designed to assess bavituximab combined with sorafenib in up to 48 patients with advanced liver cancer (“hepatocellular carcinoma” or “HCC”). Patient enrollment was completed in September 2014. In November 2014, interim data from a translational sub-study consisting of six patients who consented to a biopsy in the Phase II portion of the study was presented at the Society for Immunotherapy of Cancer’s 29th Annual Meeting and Associated Programs (“SITC”). Half of the patients evaluated showed that bavituximab can increase tumor-fighting immune cells in patients following one cycle of treatment, consistent with what we have reported from multiple preclinical models. In January 2015, top-line clinical data presented at the ASCO Gastrointestinal Cancers Symposium showed that the combination of bavituximab and sorafenib was associated with an improved time to progression of 6.7 months, a disease-specific survival of 8.7 months, a disease control rate of 58% (22 out of 38 patients) and a 4-month progression-free survival of 62%. Two patients (5%) achieved a partial response according to RECIST and the trial’s secondary endpoint of median overall survival was 6.2 months. In addition, the combination of bavituximab and sorafenib was well-tolerated in patients with advanced HCC. We believe these favorable trends continue to highlight the potential immunotherapeutic synergies of bavituximab and sorafenib and warrant further clinical evaluation.

Bavituximab in Front-Line Rectal Adenocarcinoma

This ongoing Phase I IST is designed to assess bavituximab in combination with capecitabine and radiation therapy in up to 18 patients with Stage II or III rectal adenocarcinoma. The primary endpoint is to determine the safety, feasibility and tolerability with a standard platform of capecitabine and radiation therapy. Secondary endpoints include overall response rate and pathological complete response (pCR) rate in patients. This trial continues to enroll and dose patients.

Bavituximab in Advanced Melanoma

This ongoing Phase Ib IST is designed to assess bavituximab in combination with ipilimumab in up to 24 patients with advanced melanoma. The primary endpoint is to determine safety, feasibility and tolerability. Secondary endpoints include measurements of disease control rate and overall survival. This trial continues to enroll and dose patients.

PS-Targeting Molecular Imaging Program (PGN650)

In addition to bavituximab, we believe our PS-targeting platform may have broad potential for the imaging and diagnosis of multiple diseases, including cancer. PS-targeting antibodies are able to target diseases that present PS on the surface of distressed cells, which we believe is present in multiple disease settings. In oncology, PS is a molecule usually located inside the membrane of healthy cells, but “flips” and becomes exposed on the outside of cells that line tumor blood vessels, creating a specific target for the imaging of multiple solid tumor types.

Our initial clinical candidate is PGN650, a first-in-class PS-targeting F(ab’)2 fully human monoclonal antibody fragment joined to the positron emission tomography (“PET”) imaging radio-isotope iodine-124 that represents a potential new approach to imaging cancer. In preclinical studies, PGN650 accumulates in tumor vasculature and provides exceedingly clear in vivo tumor images.

Our initial goal for the PGN650 program is to further validate the broad nature of the PS-targeting platform in the clinic. Our current PGN650 clinical trial evaluating PGN650 imaging in multiple solid tumor types was filed under an exploratory IND with the FDA and will enroll up to 12 patients. Patients receive an imaging dose followed by three PET images. This trial continues to enroll and dose patients and interim data presented in June 2015 at the Society of Nuclear Medicine and Molecular Imaging Annual Meeting demonstrated that 124I-PGN650 is safe and dosimetry estimates are acceptable for human imaging.

Integrated Biomanufacturing Subsidiary

In addition to our clinical research and development efforts, we operate a wholly-owned biomanufacturing subsidiary, Avid Bioservices, Inc. (“Avid”), a Contract Manufacturing Organization that provides fully integrated current Good Manufacturing Practices (“cGMP”) services from cell line development to commercial cGMP biomanufacturing for us and its third-party customers. In addition to generating revenue from third-party customers, Avid is strategically integrated with us to manufacture our clinical drug supply of bavituximab while also preparing for the potential commercial launch of bavituximab.

Contract manufacturing revenue generated by Avid, has historically been derived from a small customer base. During fiscal years 2015, 2014 and 2013, Avid’s total revenue generated from third-party customers amounted to $26,744,000, $22,294,000, and $21,333,000, respectively, of which 79%, 91% and 81% was derived from Halozyme Therapeutics, Inc., respectively.

During December 2014, we announced expansion plans that could more than double Avid’s current manufacturing capacity to support the potential commercial manufacturing of bavituximab while also providing sufficient additional capacity to meet the anticipated growth of Avid’s business. The new facility is located within an existing 40,000 square foot warehouse located adjacent to our current headquarters in Tustin, California and was designed to accommodate multiple single-use bioreactors up to 2,000 liter scale. The new manufacturing facility is expected to be operational in the near term.

Results of Operations

The following table compares the consolidated statements of operations and comprehensive loss for the fiscal years ended April 30, 2015, 2014 and 2013. This table provides you with an overview of the changes in the statements of operations and comprehensive loss for the comparative periods, which are further discussed below.

	Years Ended April 30,			Years Ended April 30,
	2015	2014	$ Change	2014	2013	$ Change

REVENUES:
Contract manufacturing	$26,744,000	$22,294,000	$4,450,000	$22,294,000	$21,333,000	$961,000
License revenue	37,000	107,000	(70,000)	107,000	350,000	(243,000)

Total revenues	26,781,000	22,401,000	4,380,000	22,401,000	21,683,000	718,000

COST AND EXPENSES:
Cost of contract manufacturing	15,593,000	13,110,000	2,483,000	13,110,000	12,595,000	515,000
Research and development	42,996,000	27,723,000	15,273,000	27,723,000	24,306,000	3,417,000
Selling, general and administrative	18,691,000	17,274,000	1,417,000	17,274,000	13,134,000	4,140,000

Total cost and expenses	77,280,000	58,107,000	19,173,000	58,107,000	50,035,000	8,072,000

LOSS FROM OPERATIONS	(50,499,000)	(35,706,000)	(14,793,000)	(35,706,000)	(28,352,000)	(7,354,000)

OTHER INCOME (EXPENSE):
Interest and other income	142,000	349,000	(207,000)	349,000	322,000	27,000
Interest and other expense	(1,000)	(5,000)	4,000	(5,000)	(54,000)	49,000
Loss on early extinguishment of debt	–	–	–	–	(1,696,000)	1,696,000

NET LOSS	$(50,358,000)	$(35,362,000)	$(14,996,000)	$(35,362,000)	$(29,780,000)	$(5,582,000)

COMPREHENSIVE LOSS	$(50,358,000)	$(35,362,000)	$(14,996,000)	$(35,362,000)	$(29,780,000)	$(5,582,000)

Contract Manufacturing Revenue

Year Ended April 30, 2015 Compared to the Year Ended April 30, 2014:

The increase in contract manufacturing revenue of $4,450,000 (or 20%) during the year ended April 30, 2015 compared to prior year was primarily due to an increase in the number of manufacturing runs completed and shipped in the current year compared to the prior year, which was attributed to an increase in the number of third-party customers requiring manufacturing services.

Based on the current commitments for manufacturing services from Avid’s third-party customers and the anticipated completion of in-process third-party customer manufacturing runs, we expect contract manufacturing revenue for fiscal year 2016 to increase in comparison to fiscal year 2015.

Year Ended April 30, 2014 Compared to the Year Ended April 30, 2013:

The increase in contract manufacturing revenue of $961,000 (or 5%) during the year ended April 30, 2014 compared to fiscal year 2013 was primarily due to an increase in process development related services combined with an increase in pricing associated with manufacturing runs.

License Revenue

Years Ended April 30, 2015 and 2014 Compared to the Years Ended April 30, 2014 and 2013:

The changes in license revenue in fiscal years 2015 and 2014 compared to fiscal years 2014 and 2013, respectively, were directly related to revenue recognized in accordance with the terms of our existing license agreements. Based on our existing license agreements, we do not expect license revenue to be a significant source of revenue in fiscal year 2016.

Cost of Contract Manufacturing

Year Ended April 30, 2015 Compared to the Year Ended April 30, 2014:

The increase in cost of contract manufacturing of $2,483,000 (or 19%) during the year ended April 30, 2015 compared to prior year was directly related to the current year increase in contract manufacturing revenue combined with an increase in the write-off of unusable work-in process inventory. In addition, our gross margin on contract manufacturing revenues for fiscal years 2015 and 2014 remained in-line at 42% and 41%, respectively.

Year Ended April 30, 2014 Compared to the Year Ended April 30, 2013:

The increase in cost of contract manufacturing of $515,000 (or 4%) during the year ended April 30, 2014 compared to fiscal year 2013 was directly related to the fiscal year 2014 increase in contract manufacturing revenue. In addition, our gross margin on contract manufacturing revenues for fiscal years 2014 and 2013 remained consistent during each of the fiscal years at 41%.

Research and Development Expenses

Research and development expenses primarily include (i) payroll and related costs, including share-based compensation (non-cash), associated with research and development personnel, (ii) costs related to clinical trials and preclinical testing, (iii) costs to develop and manufacture our product candidates, including raw materials and supplies, product testing, depreciation, and facility related expenses, (iv) expenses for research services provided by universities and contract laboratories, including sponsored research funding, and (v) other research and development expenses. Research and development expenses are charged to expense as incurred when these expenditures relate to our research and development efforts and have no alternative future uses.

For the years ended April 30, 2015, 2014 and 2013, approximately 98%, 94% and 86%, respectively, of our total research and development expenses related to our PS-Targeting platform, which includes our lead immunotherapy candidate, bavituximab, and our molecular imaging agent, PGN650.

Year Ended April 30, 2015 Compared to the Year Ended April 30, 2014:

The increase in research and development expenses of $15,273,000 (or 55%) during the year ended April 30, 2015 compared to the prior year was due to the increase in PS-targeting expenses of $16,154,000 during the year ended April 30, 2015, compared to the prior year, which was primarily due to an increase of $10,523,000 in costs associated with advancing our Phase III SUNRISE trial (initiated in December 2013) combined with an increase in manufacturing costs, including raw material expenditures of $2,612,000 dedicated to the manufacturing of bavituximab. The current year increase in PS-targeting expenses was also due to increases in payroll and related expenses associated with increased employee headcount, share-based compensation expense (non-cash) and preclinical study expenses. This amount was offset by a decrease in expenses related to our other technologies of $881,000 during the year ended April 30, 2015 as our current year research and development efforts were primarily focused on advancing our PS-targeting technology platform.

Based on our current projections, we expect research and development expenses in fiscal year 2016 to continue to increase in comparison to fiscal year 2015 as we continue to advance our Phase III SUNRISE trial, including the completion of patient enrollment, continue to explore the broader immunotherapeutic applications of bavituximab in the treatment of cancer in combination with chemotherapy and other immunotherapy agents by initiating additional Company-sponsored trials and advancing existing investigator-sponsored trials, and prepare for the potential commercialization of bavituximab. These projections include a number of uncertainties, including but not limited to (i) the uncertainty of the rate at which patients will be enrolled in any current or future clinical trials, including, our Phase III SUNRISE trial, (ii) the uncertainty of future clinical and preclinical studies, which are dependent upon the results of current clinical and preclinical studies, (iii) the uncertainty of obtaining regulatory approval to commence any future clinical trials, (iv) the uncertainty of our ability to raise additional capital in fiscal year 2016 to support these research and development efforts, and (v) the uncertainty of terms related to any potential future partnering or licensing arrangement. During fiscal year 2016, we expect to continue to direct most of our research and development efforts towards our PS-targeting technology platform.

Year Ended April 30, 2014 Compared to the Year Ended April 30, 2013:

The increase in research and development expenses of $3,417,000 (or 14%) during the year ended April 30, 2014 compared to fiscal year 2013 was due an increase in PS-targeting program expenses of $5,133,000 primarily attributed to an increase in costs associated with the preparation and initiation of our Phase III SUNRISE trial, which was initiated during December 2013, combined with an increase in share-based compensation expense (non-cash) and increases in payroll and related expenses and manufacturing costs associated with our PS-targeting molecular imaging agent, PGN650. These increases in PS-targeting program expenses were offset by decreases in costs associated with our prior Phase II bavituximab trials. The increase in PS-targeting program expenses was offset by a decrease in expenses related to other technologies of $1,716,000 during the year ended April 30, 2014 compared to fiscal year 2013 as our research and development efforts were primarily focused on initiating our Phase III SUNRISE trial.

Looking beyond the next twelve months, we expect to continue to direct the majority of our research and development expenses towards our PS-targeting technology platform although it is extremely difficult for us to reasonably estimate all future research and development costs associated with each of our technologies due to the number of unknowns and uncertainties associated with preclinical and clinical trial development. These unknown variables and uncertainties include, but are not limited to:

•	the uncertainty of the progress and results of our ongoing preclinical and clinical studies, and any additional preclinical and clinical studies we may initiate in the future based on their results;
•	the uncertainty of obtaining regulatory approval to commence any future clinical trials;
•	the uncertainty of the ultimate number of patients to be treated in any current or future clinical trial;
•	the uncertainty of the rate at which patients are enrolled into any current or future clinical trial. Any delays in clinical trials could significantly increase the cost of the trial and would extend the estimated completion dates;
•	the uncertainty of terms related to potential future partnering or licensing arrangements;
•	the uncertainty of protocol changes and modifications in the design of our clinical trials, which may increase or decrease our future costs; and
•	the uncertainty of our ability to raise additional capital to support our future research and development efforts beyond February 2016.

Selling, General and Administrative Expenses

Year Ended April 30, 2015 Compared to the Year Ended April 30, 2014:

Selling, general and administrative (“SG&A”) expenses consist primarily of payroll and related expenses, including share-based compensation expense (non-cash), for personnel in executive, finance, accounting, business development, legal, human resources, information technology, and other internal support functions. In addition, SG&A expenses include corporate and patent legal fees, audit and accounting fees, investor relation expenses, non-employee director fees, insurance expense, and other expenses relating to our general management, administration, and business development activities.

The increase in SG&A expenses of $1,417,000 (or 8%) during the year ended April 30, 2015 compared to the prior year was primarily due to increases in payroll and related expenses of $469,000, share-based compensation expense of $404,000 (non-cash), and non-employee director fees of $334,000. The increase in payroll and related expenses was primarily attributed to compensation increases associated with annual merit increases, increased health insurance benefit costs and increased employee headcount, offset by a decrease in severance expense incurred in the prior year associated with a former employee. The increase in share-based compensation expense (non-cash) was primarily related to the amortization of the fair value of stock options granted to employees and non-employee directors under our routine annual broad-based grants of stock option awards. The increase in non-employee director fees was directly related to the current year increase in annual cash retainer fees paid to our non-employee directors as a result of their increased time commitments associated with the oversight of our operations. We expect SG&A expenses in fiscal year 2016 to increase in comparison to fiscal year 2015 as we continue to increase our infrastructure to support our clinical development activities and our commercial manufacturing business.

Year Ended April 30, 2014 Compared to the Year Ended April 30, 2013:

The increase in SG&A expenses of $4,140,000 (or 32%) during the year ended April 30, 2014 compared to fiscal year 2013 was primarily due to increases in share-based compensation expense of $1,635,000 (non-cash), payroll and related expenses of $1,305,000, and legal fees of $649,000. The increase in share-based compensation expense (non-cash) was primarily related to the amortization of the fair value of stock options under a non-routine broad based grant during December 2012 and a routine annual broad based grant during May 2013. The increase in payroll and related expenses was primarily attributed to compensation increases associated with annual merit increases, bonuses, and increased employee headcount combined with an increase in severance expense associated with a former employee. The increase in legal fees is primarily attributable to general corporate legal matters combined with an increase in legal fees associated with certain lawsuits described in this Annual Report under Part I, Item 3, “Legal Proceedings.” These increases in SG&A expenses were further supplemented with incremental fiscal year 2014 increases in non-employee director fees, travel and related expenses, insurance expense and other corporate related expenses.

Interest and Other Income

Year Ended April 30, 2015 Compared to the Year Ended April 30, 2014:

The decrease in interest and other income of $207,000 during the year ended April 30, 2015 compared to fiscal year 2014 was due to a $35,000 increase in interest income, offset by a $242,000 decrease in other income.

Year Ended April 30, 2014 Compared to the Year Ended April 30, 2013:

The increase in interest and other income of $27,000 during the year ended April 30, 2014 compared to fiscal year 2013 was due to increases in interest income and other income of $14,000 and $13,000, respectively.

Loss on Early Extinguishment of Debt

The loss on early extinguishment of debt of $1,696,000 in fiscal year 2013 is related to a term loan we entered into during August 2012 that was subsequently repaid in full and terminated in September 2012 under an event of default (as described in Note 3 to the accompanying audited consolidated financial statements). Upon the termination of the term loan during fiscal year 2013, we recorded a loss on the early extinguishment of debt of $1,696,000, which consisted of a final payment fee of $975,000, the unamortized debt discount associated with the fair value of the warrants issued to the lenders under the term loan of $470,000, and unamortized aggregate debt issuance costs of $251,000. We did not incur any such related losses during fiscal years 2015 and 2014.

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

If a licensing agreement includes multiple elements, a delivered item is considered a separate unit of accounting if both of the following criteria are met:

1.	The delivered item has value to the licensing partner on a standalone basis based on the consideration of the relevant facts and circumstances for each agreement;
2.	If the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control.

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

A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to us.

The provisions of ASU No. 2010-17 do not apply to contingent consideration for which payment is either contingent solely upon the passage of time or the result of a counterparty’s performance. We will assess the nature of, and appropriate accounting for, these payments on a case-by-case basis in accordance with the applicable authoritative guidance for revenue recognition.

Any amounts received prior to satisfying these revenue recognition criteria were recorded as deferred revenue in the accompanying consolidated financial statements.

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

Clinical trial costs are a significant component of our research and development expenses. We have a history of contracting with third parties that perform various clinical trial activities on our behalf in the ongoing development of our product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flow. Expenses related to clinical trials are accrued based on our estimates and/or representations from third parties (including clinical research organizations) regarding services performed. If the contracted amounts are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), we modify our accruals accordingly on a prospective basis. Revisions in the scope of a contract are charged to expense in the period in which the facts that give rise to the revision become reasonably certain. There were no material adjustments for a change in estimate to research and development expenses in the accompanying consolidated financial statements in any of the three years ended April 30, 2015.

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

Share-based Compensation

We account for stock options and other share-based awards granted under our equity compensation plans in accordance with the authoritative guidance for share-based compensation. The estimated fair value of share-based payments to employees in exchange for services is measured at the grant date, using a fair value based method, and is recognized as expense on a straight-line basis over the requisite service periods. The fair value of modifications to share-based awards, if any, is generally estimated using a Black-Scholes option valuation model, unless a lattice model is required. Share-based compensation expense recognized during the period is based on the value of the portion of the share-based payment that is ultimately expected to vest during the period. In addition, as of April 30, 2015, there were no outstanding share-based awards with market or performance conditions.

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

Liquidity and Capital Resources

At April 30, 2015, we had $68,001,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect negative cash flows from operations to continue in the foreseeable future. Therefore, unless and until we are able to generate sufficient revenue from Avid’s contract manufacturing services and/or from the sale and/or licensing of our product candidates under development, we expect such negative cash flows to continue in the foreseeable future.

Our ability to continue to fund our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, (i) raising additional capital in the equity markets, (ii) licensing or partnering our product candidates in development, or (iii) generating additional revenue from Avid.

Historically, we have funded a significant portion of our operations through the issuance of equity. During fiscal year 2015, we raised $19,748,000 in aggregate gross proceeds from the sale of shares of our common stock and raised an additional $19,205,000 in aggregate gross proceeds from the sale of our 10.5% Series E Convertible Preferred Stock (the “Series E Preferred Stock”) (as described in Note 6 to the accompanying audited consolidated financial statements). Subsequent to April 30, 2015 and through July 14, 2015, we raised an additional $8,896,000 in aggregate gross proceeds from the sale of shares of our common stock (as described in Note 13 to the accompanying audited financial statements). As of July 14, 2015, $151,651,000 remained available to us under our two effective shelf registration statements, which allows us from time to time to offer and sell shares of our common stock or preferred stock, in one or more offerings, either individually or in combination.

Although we believe we can raise sufficient capital to meet our obligations through fiscal year 2016, our ability to raise additional capital in the equity markets to fund our obligations in future periods is dependent on a number of factors, including, but not limited to, the market demand for our common stock and/or Series E Preferred Stock. The market demand or liquidity of our common stock and/or Series E Preferred Stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trial results and significant delays in one or more clinical trials. If we are unable to either (i) raise sufficient capital in the equity markets, (ii) license or partner our products in development, or (iii) generate additional revenue from Avid, or any combination thereof, we may need to delay, scale back, or eliminate some or all our research and development efforts, delay the commercial launch of bavituximab, if approved, and/or restructure our operations. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

In addition, based on our current projections, which include but are not limited to, projected expenses associated with our Phase III SUNRISE trial, projected expenses associated with our anticipated new clinical trials, projected payments of dividends on our issued and outstanding Series E Preferred Stock, projected cash receipts under signed commitments with existing customers of Avid, and assuming we raise no additional capital from the capital markets or other potential sources, we believe we will have sufficient cash on hand to meet our obligations as they become due through at least February 2016. Notwithstanding, we will need to raise substantial additional capital in the future to fund certain of our operations beyond February 2016, including our Phase III SUNRISE trial. There are a number of uncertainties associated with our financial projections, including but not limited to, termination of Avid customer contracts, technical challenges and the rate at which patients are enrolled into any current or future clinical trial, any of which could reduce, delay or accelerate our future projected cash inflows and outflows. In addition, in the event our projected cash-inflows are reduced or delayed, we might not have sufficient capital to operate our business through February 2016 unless we raise additional capital. The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report accompanying our audited consolidated financial statements for the year ended April 30, 2015 with respect to this uncertainty.

Significant components of the changes in cash flows from operating, investing and financing activities for the three years ended April 30, 2015 are as follows:

Cash Used In Operating Activities. Net cash used in operating activities represents our (i) net loss, as reported, (ii) less non-cash operating expenses, and (iii) net changes in the timing of cash flows as reflected by the changes in operating assets and liabilities, as described in the below table:

	Year Ended April 30,
	2015	2014	2013
Net loss, as reported	$(50,358,000)	$(35,362,000)	$(29,780,000)
Less non-cash operating expenses:
Share-based compensation	6,702,000	6,207,000	3,435,000
Depreciation and amortization	1,041,000	986,000	1,087,000
Loss on early extinguishment of debt	–	–	1,696,000
Loss on disposal of property and equipment	2,000	4,000	8,000
Net cash used in operating activities before changes in operating assets and liabilities	$(42,613,000)	$(28,165,000)	$(23,554,000)
Net change in operating assets and liabilities	$6,594,000	$(89,000)	$2,628,000
Net cash used in operating activities	$(36,019,000)	$(28,254,000)	$(20,926,000)

Net cash used in operating activities increased $7,765,000 to $36,019,000 for the year ended April 30, 2015 compared to net cash used in operating activities of $28,254,000 for the year ended April 30, 2014. This increase in net cash used in operating activities was due to an increase of $14,448,000 in net loss reported for fiscal year 2015 after deducting non-cash operating expenses as described in the above table, which amount was offset by a net change in operating assets and liabilities of $6,683,000 due to the timing of cash receipts and expenditures.

Net cash used in operating activities for the year ended April 30, 2014 was $28,254,000 compared to $20,926,000 for the year ended April 30, 2013, representing an increase of $7,328,000. This increase in net cash used in operating activities was due to an increase of $4,611,000 in net loss reported for fiscal year 2014 after deducting non-cash operating expenses as described in the above table, combined with a net change in operating assets and liabilities of $2,717,000 due to the timing of cash receipts and expenditures.

Cash Used In Investing Activities. Net cash used in investing activities for the fiscal years ended April 30, 2015, 2014, and 2013, was $8,449,000, $2,522,000, and $751,000, respectively.

Cash used in investing activities during fiscal year 2015 consisted of property and equipment acquisitions of $9,047,000 offset by a decrease in other assets of $598,000. Property and equipment acquisitions during fiscal year 2015 primarily related to construction-in-progress associated with the construction of a manufacturing facility to support the commercial manufacturing of bavituximab, if approved for sale, and to add additional manufacturing capacity to support Avid’s potential revenue growth combined with the implementation of an enterprise resource planning, or ERP system, and the acquisition of laboratory equipment.

Cash used in investing activities during fiscal year 2014 consisted of property and equipment acquisitions of $755,000 primarily related to the purchase of additional laboratory equipment to support internal product development efforts combined with an increase in other assets of $1,767,000 primarily related to deposits and/or progress payments related to an ERP system and laboratory equipment.

Cash used in investing activities during fiscal year 2013 consisted of property and equipment acquisitions of $853,000 primarily related to the purchase of additional laboratory and computer equipment to support internal product development efforts offset by a decrease in other assets of $102,000.

Cash Provided By Financing Activities. Net cash provided by financing activities for the fiscal years ended April 30, 2015, 2014, and 2013, was $34,979,000, $73,062,000, and $38,848,000, respectively.

Net cash provided by financing activities during fiscal year 2015 consisted of (i) $19,235,00 in net proceeds from the sale of shares of our common stock under two separate At Market Issuance Sales Agreements, (ii) $18,203,000 in net proceeds from the sale of shares of our Series E Preferred Stock under a separate At Market Issuance Sales Agreement (iii) $608,000 in net proceeds from the purchase of shares of our common stock under our Employee Stock Purchase Plan, and (iv) $298,000 in net proceeds from stock option exercises, which amounts were offset by dividends paid on our issued and outstanding Series E Preferred Stock of $3,352,000 and principal payments on a capital lease of $13,000.

Net cash provided by financing activities during fiscal year 2014 consisted of (i) $53,920,000 in net proceeds from the sale of shares of our common stock under an At Market Issuance Sales Agreement, (ii) $17,917,000 in net proceeds in connection with an underwritten public offering of our Series E Preferred Stock at a public offering price of $25.00 per share, (iii) $944,000 in net proceeds from stock option exercises, and (iv) $545,000 in net proceeds from the purchase of shares of our common stock under our Employee Stock Purchase Plan, which amounts were offset by dividends paid on our issued and outstanding Series E Preferred of $232,000 and principal payments on capital leases of $32,000.

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

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contractual liabilities already recorded on our consolidated balance sheet as current liabilities and contingent liabilities for which we cannot reasonably predict future payments. The following chart represents our contractual obligations as of April 30, 2015, aggregated by type:

	Payments Due by Period
	Total	< 1 year	1-3 years	4-5 years	After 5 years

Operating leases, net (1)	$5,739,000	$1,359,000	$2,736,000	$994,000	$650,000
Purchase obligations (2)	4,669,000	4,669,000	–	–	–
Other long-term liabilities - minimum license obligations (3)	119,000	119,000	–	–	–

Total contractual obligations	$10,527,000	$6,147,000	$2,736,000	$994,000	$650,000

______________

(1)	Represents future minimum lease payments under all non-cancelable operating leases including our facility operating leases as further described in Note 4 to the accompanying audited consolidated financial statements.
(2)	Represents obligations associated with the construction of a manufacturing facility to expand the current manufacturing capacity at our facilities located in Tustin, California and the purchase of certain laboratory equipment.
(3)	Represents licensing agreements we periodically enter into with third parties to obtain exclusive or non-exclusive licenses for certain technologies. The terms of certain of these agreements require us to pay annual maintenance fees and potential future milestone payments based on product development success. Amounts exclude milestone or contractual payment obligations if the amount and timing of such obligations are unknown or uncertain, which potential obligations are further described in Note 5 to the accompanying audited consolidated financial statements.

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

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

Our cash and cash equivalents are primarily invested in money market funds with one major commercial bank with the primary objective to preserve our principal balance. Our deposits held with this bank exceed the amount of government insurance limits provided on our deposits and, therefore, we are exposed to credit risk in the event of default by the major commercial bank holding our cash balances. However, these deposits may be redeemed upon demand and, therefore, bear minimal risk. In addition, while changes in U.S. interest rates would affect the interest earned on our cash balances at April 30, 2015, such changes would not have a material adverse effect on our financial position or results of operations based on historical movements in interest rates.

Item 8. Financial Statements And Supplementary Data

The information required by this Item is incorporated by reference to the financial statements set forth in Item 15 of Part IV of this Annual Report, “Exhibits and Financial Statement Schedules.”

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosures

None.

Item 9A. Controls And Procedures

(a) Evaluation of Disclosure Controls and Procedures. The term “disclosure controls and procedures” (defined in Rule 13a-15(e) under the Exchange Act refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2015. Based on this evaluation, our president and chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2015 to ensure the timely disclosure of required information in our SEC filings.

(b) Management’s Report on Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting and the report of our independent registered public accounting firm on our internal control over financial reporting, which appear on the following pages, are incorporated herein by this reference.

(c) Changes in Internal Control over Financial Reporting. There have been no significant changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2015.

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

July 14, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Peregrine Pharmaceuticals, Inc.

We have audited Peregrine Pharmaceuticals, Inc.’s internal control over financial reporting as of April 30, 2015, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Peregrine Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Peregrine Pharmaceuticals, Inc.’s Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Peregrine Pharmaceuticals, Inc., maintained, in all material respects, effective internal control over financial reporting as of April 30, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Peregrine Pharmaceuticals, Inc. as of April 30, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2015, and our report dated July 14, 2015, expressed an unqualified opinion including an explanatory paragraph with respect to the Company’s ability to continue as a going concern.

/s/ Ernst & Young LLP

Irvine, California

July 14, 2015

PART III

Item 10. Directors, Executive Officers And Corporate Governance

The information required by this Item regarding our directors, executive officers and committees of our board of directors is incorporated by reference to the information set forth under the captions “Election of Directors,” “Executive Compensation” and “Corporate Governance” in our 2015 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2015 (the “2015 Definitive Proxy Statement”).

Information required by this Item regarding Section 16(a) reporting compliance is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2015 Definitive Proxy Statement.

Information required by this Item regarding our code of ethics is incorporated by reference to the information set forth under the caption “Corporate Governance” in Part I of this Annual Report.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information set forth under the captions “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” in our 2015 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2015.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Other than as set forth below, the information required by this Item is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners, Directors and Management” in our 2015 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2015.

Equity Compensation Plan Information

We currently maintain seven equity compensation plans: the 1996 Stock Incentive Plan (the “1996 Plan”), the 2002 Stock Incentive Plan (the “2002 Plan”), the 2003 Stock Incentive Plan (the “2003 Plan”), the 2005 Stock Incentive Plan (the “2005 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”), the 2010 Stock Incentive Plan (the “2010 Plan”) and the 2011 Stock Incentive Plan, as amended on October 17, 2013 (the “2011 Plan”), in addition to which we maintain our Employee Stock Purchase Plan. The 1996 Plan, 2003 Plan, 2005 Plan, 2009 Plan, 2010 Plan and 2011 Plan, as well as the Employee Stock Purchase Plan, were approved by our stockholders, while we did not submit the 2002 Plan for stockholder approval.

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

The following table sets forth certain information as of April 30, 2015 concerning our common stock that may be issued upon the exercise of options or pursuant to purchases of stock under all of our equity compensation plans approved by stockholders and equity compensation plans not approved by stockholders in effect as of April 30, 2015:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($/share)		(c) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	20,449,006		1.53		4,171,809
Equity compensation plans not approved by stockholders	259,666	(1)	2.51		–
Employee Stock Purchase Plan approved by stockholders	–		–		2,443,056
Total	20,708,672	(2)	1.54	(3)	6,614,865

____________

(1)	Includes an aggregate of 35,908 options granted in a previous fiscal year to one of our Named Executive Officers.
(2)	Represents shares to be issued upon the exercise of outstanding options. There were no shares of common stock subject to restricted stock awards as of April 30, 2015.
(3)	Represents the weighted-average exercise price of outstanding options.

Item 13. Certain Relationships And Related Transactions, And Director Independence

The information required by this Item is incorporated by reference to the information set forth under the captions “Certain Relationships and Related Transactions,” “Director Independence” and “Compensation Committee Interlocks and Insider Participation” in our 2015 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2015.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the information set forth under the caption “Independent Registered Public Accounting Firm Fees” in our 2015 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2015.

PART IV

Item 15. Exhibits And Financial Statement Schedules

(a) (1) Consolidated Financial Statements

Index to consolidated financial statements filed as part of this Form 10-K:

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3) Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of Techniclone Corporation, a Delaware corporation (Incorporated by reference to Exhibit B to the Registrant’s 1996 Proxy Statement as filed with the Commission on or about August 20, 1996).
3.2	Amended and Restated Bylaws of Peregrine Pharmaceuticals, Inc. (formerly Techniclone Corporation), a Delaware corporation (Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K as filed with the Commission on November 14, 2014).
3.3	Certificate of Designation of 5% Adjustable Convertible Class C Preferred Stock as filed with the Delaware Secretary of State on April 23, 1997 (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K as filed with the Commission on or about May 12, 1997).
3.4	Certificate of Amendment to Certificate of Incorporation of Techniclone Corporation to effect the name change to Peregrine Pharmaceuticals, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.4 to Registrant’s Annual Report on Form 10-K as filed with the Commission on July 27, 2001).
3.5	Certificate of Amendment to Certificate of Incorporation of Peregrine Pharmaceuticals, Inc. to increase the number of authorized shares of common stock to two hundred million shares (Incorporated by reference to Exhibit 3.5 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on December 15, 2003).
3.6	Certificate of Amendment to Certificate of Incorporation of Peregrine Pharmaceuticals, Inc. to increase the number of authorized shares of common stock to two hundred fifty million shares (Incorporated by reference to Exhibit 3.6 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on December 12, 2005).
3.7	Certificate of Designation of Rights, Preferences and Privileges of Series D Participating Preferred Stock of the Registrant, as filed with the Secretary of State of the State of Delaware on March 16, 2006 (Incorporated by reference to Exhibit 3.7 to Registrant’s Current Report on Form 8-K as filed with the Commission on March 17, 2006).
3.8	Certificate of Amendment to Certificate of Incorporation of Peregrine Pharmaceuticals, Inc. to increase the number of authorized shares of common stock to three hundred twenty five million shares (Incorporated by reference to Exhibit 3.8 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on December 10, 2007).
3.9	Amended and Restated Bylaws of Peregrine Pharmaceuticals, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.9 to Registrant’s Current Report on Form 8-K as filed with the Commission on December 21, 2007).
3.10	Certificate of Amendment to Certificate of Incorporation of Peregrine Pharmaceuticals, Inc., in order to effect a 1-for-5 reverse stock split of common stock effective as of the close of business on October 16, 2009 (Incorporated by reference to Exhibit 3.10 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 19, 2009).
3.11	Certificate of Designations of Rights and Preferences of 10.50% Series E Convertible Preferred Stock of the Registrant, as filed with the Secretary of State of the State of Delaware on February 12, 2014 (Incorporated by reference to Exhibit 3.11 to Registrant’s Form 8-A Registration Statement as filed with the Commission on February 12, 2014).
4.1	Form of Certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to Registrant’s Annual Report on Form 10-K for the year end April 30, 1988).

Exhibit Number	Description
4.2	Form of Non-qualified Stock Option Agreement by and between Registrant, Director and certain consultants dated December 22, 1999 (Incorporated by reference to Exhibit 4.16 to Registrant’s Registration Statement on Form S-3 (File No. 333-40716)). *
4.3	Peregrine Pharmaceuticals, Inc. 2002 Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 4.17 to Registrant’s Registration Statement on Form S-8 (File No. 333-106385)). *
4.4	Form of 2002 Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 4.18 to Registrant’s Registration Statement on Form S-8 (File No. 333-106385)). *
4.5	Preferred Stock Rights Agreement, dated as of March 16, 2006, between the Company and Integrity Stock Transfer, Inc., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (Incorporated by reference to Exhibit 4.19 to Registrant’s Current Report on Form 8-K as filed with the Commission on March 17, 2006).
4.6	1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-17513)). *
4.7	2003 Stock Incentive Plan Non-qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.95 to Registrant’s Registration Statement on Form S-8 (File No. 333-121334)). *
4.8	2003 Stock Incentive Plan Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.96 to Registrant’s Registration Statement on Form S-8 (File No. 333-121334)). *
4.9	Form of Incentive Stock Option Agreement for 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.98 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 28, 2005). *
4.10	Form of Non-Qualified Stock Option Agreement for 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.99 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 28, 2005). *
4.11	Peregrine Pharmaceuticals, Inc., 2005 Stock Incentive Plan (Incorporated by reference to Exhibit B to Registrant’s Definitive Proxy Statement filed with the Commission on August 29, 2005). *
4.12	Form of Incentive Stock Option Agreement for 2009 Stock Incentive Plan (Incorporated by reference to Exhibit 4.14 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 27, 2009). *
4.13	Form of Non-Qualified Stock Option Agreement for 2009 Stock Incentive Plan (Incorporated by reference to Exhibit 4.15 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 27, 2009). *
4.14	Form of Restricted Stock Issuance Agreement dated February 1, 2010 (Incorporated by reference to Exhibit 4.15 to Registrant’s Annual Report on Form 10-K as filed with the Commission on July 14, 2011). *
4.15	2010 Stock Incentive Plan (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement filed with the Commission on August 27, 2010). *
4.16	Form of Stock Option Award Agreement under 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 4.17 to Registrant’s Registration Statement on Form S-8 (File No. 333-171067)). *

Exhibit Number	Description
4.17	2010 Employee Stock Purchase Plan (Incorporated by reference to Exhibit B to Registrant’s Definitive Proxy Statement filed with the Commission on August 27, 2010). *
4.18	2011 Stock Incentive Plan (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement filed with the Commission on August 26, 2011). *
4.19	Form of Stock Option Award Agreement under 2011 Stock Incentive Plan (Incorporated by reference to Exhibit 4.20 to Registrant’s Registration Statement on Form S-8 (File No. 333-178452)). *
4.20	First Amendment to the Peregrine Pharmaceuticals, Inc., 2011 Stock Incentive Plan (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement filed with the Commission on August 27, 2012). *
4.21	Second Amendment to the Peregrine Pharmaceuticals, Inc. 2011 Stock Incentive Plan (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement filed with the Commission on August 26, 2013). *
4.22	First Amendment to the Peregrine Pharmaceuticals, Inc., 2005 Stock Incentive Plan dated April 24, 2015. (*) (***)
4.23	First Amendment to the Peregrine Pharmaceuticals, Inc. 2009 Stock Incentive Plan dated April 24, 2015 (*) (***)
4.24	Third Amendment to the Peregrine Pharmaceuticals, Inc. 2011 Stock Incentive Plan dated April 24, 2015 (*) (***)
4.25	Form of Amendment to Non-Qualified Stock Option Agreement Under the Peregrine Pharmaceuticals, Inc., 2005 Stock Incentive Plan related to Non-Employee Director stock option awards. (*) (***)
4.26	Form of Amendment to Non-Qualified Stock Option Agreement Under the Peregrine Pharmaceuticals, Inc., 2009 Stock Incentive Plan related to Non-Employee Director stock option awards. (*) (***)
4.27	Form of Amendment to Stock Option Award Agreement Under the Peregrine Pharmaceuticals, Inc., 2011 Stock Incentive Plan related to Non-Employee Director stock option awards. (*) (***)
10.1	Lease and Agreement of Lease between TNCA, LLC, as Landlord, and Techniclone Corporation, as Tenant, dated as of December 24, 1998 (Incorporated by reference to Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on March 12, 1999).
10.2	First Amendment to Lease and Agreement of Lease between TNCA, LLC, as Landlord, and Peregrine Pharmaceuticals, Inc., as Tenant, dated December 22, 2005 (Incorporated by reference to Exhibit 99.1 and 99.2 to Registrant’s Current Report on Form 8-K as filed with the Commission on December 23, 2005).
10.3	Exclusive Patent License Agreement between The University of Texas System and Peregrine Pharmaceuticals, Inc., effective as of August 18, 2005 (Incorporated by reference to Exhibit 10.17 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **

Exhibit Number	Description
10.4	Amendment No. 1 to Exclusive Patent License Agreement between The University of Texas System and Peregrine Pharmaceuticals, Inc., dated June 1, 2009 (Incorporated by reference to Exhibit 10.18 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **
10.5	Exclusive Patent License Agreement between The University of Texas System and Peregrine Pharmaceuticals, Inc., effective as of August 1, 2001 (Incorporated by reference to Exhibit 10.19 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **
10.6	Amendment No. 1 to Exclusive Patent License agreement between The University of Texas System and Peregrine Pharmaceuticals, Inc., dated June 1, 2009 (Incorporated by reference to Exhibit 10.20 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **
10.7	Non-Exclusive Cabilly Patent License Agreement between Genentech, Inc. and Peregrine Pharmaceuticals, Inc., effective as of November 5, 2003 (Incorporated by reference to Exhibit 10.21 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **
10.8	Commercial License Agreement between Avanir Pharmaceuticals, Inc. and Peregrine Pharmaceuticals, Inc., dated December 1, 2003 (Incorporated by reference to Exhibit 10.22 to Registrant’s Current Report on Form 8-K as filed with the Commission on
April 14, 2010). **
10.9	License Agreement between Lonza Biologics PLC and Peregrine Pharmaceuticals, Inc., dated July 1, 1998 (Incorporated by reference to Exhibit 10.23 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **
10.10	License Agreement between Lonza Biologics PLC and Peregrine Pharmaceuticals, Inc., dated March 1, 2005 (Incorporated by reference to Exhibit 10.24 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **
10.11	License Agreement between Stason Pharmaceuticals, Inc. and Peregrine Pharmaceuticals, Inc., dated May 3, 2010 (Incorporated by reference to Exhibit 10.26 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on September 9, 2010). **
10.12	Assignment Agreement between Stason Pharmaceuticals, Inc. and Peregrine Pharmaceuticals, Inc., dated May 3, 2010 (Incorporated by reference to Exhibit 10.27 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on September 9, 2010). **
10.13	Annual Bonus Plan for Executive Officers adopted July 12, 2011(Incorporated by reference to Exhibit 10.29 to Registrant’s Annual Report on Form 10-K as filed with the Commission on July 14, 2011). *
10.14	Warrant to Purchase Stock issued to Oxford Finance LLC, dated August 30, 2012 (Incorporated by reference to Exhibit 10.29 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on December 10, 2012).
10.15	Warrant to Purchase Stock issued to Midcap Financial SBIC LP, dated August 30, 2012 (Incorporated by reference to Exhibit 10.30 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on December 10, 2012).
10.16	Warrant to Purchase Stock issued to Silicon Valley Bank, dated August 30, 2012 (Incorporated by reference to Exhibit 10.31 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on December 10, 2012).

Exhibit Number	Description
10.17	At Market Issuance Sales Agreement, dated December 27, 2012, by and between Peregrine Pharmaceuticals, Inc. and MLV & Co. LLC (Incorporated by reference to Exhibit 10.32 to Registrant’s Current Report on Form 8-K as filed with the Commission on December 28, 2012).
10.18	Amended and Restated Employment Agreement by and between Peregrine Pharmaceuticals, Inc. and Steven W. King, effective December 27, 2012 (Incorporated by reference to Exhibit 10.34 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on March 12, 2013). *
10.19	Amended and Restated Employment Agreement by and between Peregrine Pharmaceuticals, Inc. and Paul J. Lytle, effective December 27, 2012 (Incorporated by reference to Exhibit 10.35 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on March 12, 2013). *
10.20	Amended and Restated Employment Agreement by and between Peregrine Pharmaceuticals, Inc. and Shelley P.M. Fussey, Ph.D., effective December 27, 2012 (Incorporated by reference to Exhibit 10.36 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on March 12, 2013). *
10.21	Amended and Restated Employment Agreement by and between Peregrine Pharmaceuticals, Inc. and Joseph Shan, effective December 27, 2012 (Incorporated by reference to Exhibit 10.37 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on March 12, 2013). *
10.22	Amended and Restated Employment Agreement by and between Peregrine Pharmaceuticals, Inc. and Mark R. Ziebell, effective December 27, 2012 (Incorporated by reference to Exhibit 10.38 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on March 12, 2013). *
10.23	At Market Issuance Sales Agreement, dated June 13, 2014, by and between Peregrine Pharmaceuticals, Inc. and MLV & Co. LLC (Incorporated by reference to Exhibit 10.28 to Registrant’s Current Report on Form 8-K as filed with the Commission on June 16, 2014).
10.24	At Market Issuance Sales Agreement, dated June 13, 2014, by and between Peregrine Pharmaceuticals, Inc. and MLV & Co. LLC (Incorporated by reference to Exhibit 10.29 to Registrant’s Current Report on Form 8-K as filed with the Commission on June 16, 2014).
10.25	Amendment No. 1, dated April 13, 2015, to At Market Issuance Sales Agreement, dated June 13, 2014, between Peregrine Pharmaceuticals, Inc. and MLV & Co., LLC (Incorporated by reference to Exhibit 10.27 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 13, 2015).
21	Subsidiaries of Registrant. ***
23.1	Consent of Independent Registered Public Accounting Firm. ***
24	Power of Attorney (included on signature page of Annual Report). ***
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended. ***
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended. ***
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350. ***
101.INS	XBRL Taxonomy Extension Instance Document. ***
101.SCH	XBRL Taxonomy Extension Schema Document. ***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ***
101.PRE	XBRL Presentation Extension Linkbase Document. ***
_______________________________
* ** ***	This Exhibit is a management contract or a compensation plan or arrangement. Portions omitted pursuant to a request of confidentiality filed separately with the SEC. Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEREGRINE PHARMACEUTICALS, INC.

Dated: July 14, 2015	By:	/s/ Steven W. King
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Steven W. King	President & Chief Executive Officer	July 14, 2015
Steven W. King	(Principal Executive Officer),
and Director

/s/ Paul J. Lytle	Chief Financial Officer	July 14, 2015
Paul J. Lytle	(Principal Financial and
Principal Accounting Officer)

/s/ Carlton M. Johnson	Director	July 14, 2015
Carlton M. Johnson

/s/ David H. Pohl	Director	July 14, 2015
David H. Pohl

/s/ Eric S. Swartz	Director	July 14, 2015
Eric S. Swartz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Peregrine Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Peregrine Pharmaceuticals, Inc. as of April 30, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peregrine Pharmaceuticals, Inc. at April 30, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming Peregrine Pharmaceuticals, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s recurring losses from operations and negative cash flows from operating activities raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters also are described in Note 2. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Peregrine Pharmaceuticals, Inc.’s internal control over financial reporting as of April 30, 2015, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated July 14, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

July 14, 2015

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2015 AND 2014

	2015	2014
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$68,001,000	$77,490,000
Trade and other receivables, net	3,813,000	1,332,000
Inventories	7,354,000	5,530,000
Prepaid expenses and other current assets, net	1,355,000	1,419,000

Total current assets	80,523,000	85,771,000

PROPERTY AND EQUIPMENT:
Leasehold improvements	1,538,000	1,538,000
Laboratory equipment	5,965,000	5,646,000
Furniture, fixtures, office equipment and software	3,991,000	2,679,000
Construction-in-progress	11,819,000	–

	23,313,000	9,863,000
Less accumulated depreciation and amortization	(8,189,000)	(7,416,000)

Property and equipment, net	15,124,000	2,447,000

Other assets	1,817,000	2,327,000

TOTAL ASSETS	$97,464,000	$90,545,000

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2015 AND 2014 (continued)

	2015	2014
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,385,000	$2,434,000
Accrued clinical trial and related fees	3,910,000	4,433,000
Accrued payroll and related costs	4,606,000	3,837,000
Deferred revenue, current portion	6,630,000	5,241,000
Customer deposits	11,363,000	5,760,000
Other current liabilities	437,000	502,000

Total current liabilities	37,331,000	22,207,000

Deferred revenue, less current portion	–	292,000
Deferred rent, less current portion	1,098,000	347,000
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock - $.001 par value; authorized 5,000,000 shares; issued and outstanding - 1,574,764 and 775,000, respectively	2,000	1,000
Common stock - $.001 par value; authorized 325,000,000 shares; issued and outstanding - 193,346,627 and 178,871,164, respectively	193,000	179,000
Additional paid-in-capital	512,464,000	470,785,000
Accumulated deficit	(453,624,000)	(403,266,000)

Total stockholders' equity	59,035,000	67,699,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$97,464,000	$90,545,000

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2015

	2015	2014	2013

REVENUES:
Contract manufacturing revenue	$26,744,000	$22,294,000	$21,333,000
License revenue	37,000	107,000	350,000

Total revenues	26,781,000	22,401,000	21,683,000

COSTS AND EXPENSES:
Cost of contract manufacturing	15,593,000	13,110,000	12,595,000
Research and development	42,996,000	27,723,000	24,306,000
Selling, general and administrative	18,691,000	17,274,000	13,134,000

Total costs and expenses	77,280,000	58,107,000	50,035,000

LOSS FROM OPERATIONS	(50,499,000)	(35,706,000)	(28,352,000)

OTHER INCOME (EXPENSE):
Interest and other income	142,000	349,000	322,000
Interest and other expense	(1,000)	(5,000)	(54,000)
Loss on early extinguishment of debt	–	–	(1,696,000)

NET LOSS	$(50,358,000)	$(35,362,000)	$(29,780,000)

COMPREHENSIVE LOSS	$(50,358,000)	$(35,362,000)	$(29,780,000)

Series E preferred stock accumulated dividends	(3,696,000)	(401,000)	–

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(54,054,000)	$(35,763,000)	$(29,780,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: Basic and Diluted	182,558,332	161,579,649	120,370,333
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.30)	$(0.22)	$(0.25)

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2015

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCES, April 30, 2012	–	$–	101,421,365	$101,000	$347,506,000	$(338,124,000)	$9,483,000
Common stock issued for cash under December 29, 2010 Financing, net of issuance costs of $895,000	–	–	31,863,368	32,000	26,455,000	–	26,487,000
Common stock issued for cash under December 27, 2012 Financing, net of issuance costs of $337,000	–	–	9,320,675	9,000	13,026,000	–	13,035,000
Common stock issued under Employee Stock Purchase Plan	–	–	998,556	1,000	533,000	–	534,000
Common stock issued upon exercise of options	–	–	118,555	–	96,000	–	96,000
Common stock issued upon exercise of warrants	–	–	46,427	–	–	–	–
Fair market value of warrants issued with notes payable	–	–	–	–	470,000	–	470,000
Share-based compensation	–	–	–	–	3,435,000	–	3,435,000
Net loss	–	–	–	–	–	(29,780,000)	(29,780,000)
BALANCES, April 30, 2013	–	–	143,768,946	143,000	391,521,000	(367,904,000)	23,760,000
Series E preferred stock issued for cash under February 11, 2014 Offering, net of issuance costs of $1,458,000	775,000	1,000	–	–	17,916,000	–	17,917,000
Series E preferred stock dividends	–	–	–	–	(232,000)	–	(232,000)
Common stock issued for cash under December 27, 2012 Financing, net of issuance costs of $1,504,000	–	–	33,527,369	34,000	53,886,000	–	53,920,000
Common stock issued under Employee Stock Purchase Plan	–	–	498,050	1,000	544,000	–	545,000
Common stock issued upon exercise of options	–	–	976,799	1,000	943,000	–	944,000
Common stock issued under restricted stock awards	–	–	100,000	–	–	–	–
Share-based compensation	–	–	–	–	6,207,000	–	6,207,000
Net loss	–	–	–	–	–	(35,362,000)	(35,362,000)
BALANCES, April 30, 2014	775,000	1,000	178,871,164	179,000	470,785,000	(403,266,000)	67,699,000
Series E preferred stock issued for cash under June 13, 2014 Financing, net of issuance costs of $1,002,000	799,764	1,000	–	–	18,202,000	–	18,203,000
Series E preferred stock dividends	–	–	–	–	(3,352,000)	–	(3,352,000)
Common stock issued for cash under December 27, 2012 Financing, net of issuance costs of $161,000	–	–	3,983,360	4,000	6,039,000	–	6,043,000
Common stock issued for cash under June 13, 2014 Financing, net of issuance costs of $352,000	–	–	9,681,757	10,000	13,182,000	–	13,192,000
Common stock issued under Employee Stock Purchase Plan	–	–	497,453	–	608,000	–	608,000
Common stock issued upon exercise of options	–	–	312,893	–	298,000	–	298,000
Share-based compensation	–	–	–	–	6,702,000	–	6,702,000
Net loss	–	–	–	–	–	(50,358,000)	(50,358,000)
BALANCES, April 30, 2015	1,574,764	$2,000	193,346,627	$193,000	$512,464,000	$(453,624,000)	$59,035,000

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2015

	2015	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(50,358,000)	$(35,362,000)	$(29,780,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	6,702,000	6,207,000	3,435,000
Depreciation and amortization	1,041,000	986,000	1,087,000
Loss on early extinguishment of debt	–	–	1,696,000
Loss on disposal of property and equipment	2,000	4,000	8,000
Changes in operating assets and liabilities:
Trade and other receivables, net	(2,481,000)	330,000	691,000
Inventories	(1,824,000)	(1,191,000)	(728,000)
Prepaid expenses and other current assets, net	64,000	(710,000)	86,000
Other non-current assets	12,000	(94,000)	2,000
Accounts payable	3,278,000	(391,000)	(691,000)
Accrued clinical trial and related fees	(523,000)	3,503,000	(1,181,000)
Accrued payroll and related expenses	769,000	255,000	1,114,000
Deferred revenue	1,097,000	1,070,000	451,000
Customer deposits	5,603,000	(2,299,000)	3,194,000
Other accrued expenses and current liabilities	(52,000)	(464,000)	24,000
Deferred rent, less current portion	651,000	(98,000)	(334,000)
Net cash used in operating activities	(36,019,000)	(28,254,000)	(20,926,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquisitions	(9,047,000)	(755,000)	(853,000)
Decrease (Increase) in other assets	598,000	(1,767,000)	102,000
Net cash used in investing activities	(8,449,000)	(2,522,000)	(751,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $513,000, $1,504,000, and $1,232,000, respectively	19,235,000	53,920,000	39,522,000
Proceeds from issuance of Series E preferred stock, net of issuance costs of $1,002,000 and $1,458,000, respectively	18,203,000	17,917,000	–
Proceeds from issuance of notes payable, net of issuance costs of $251,000	–	–	14,749,000
Proceeds from issuance of common stock under Employee Stock Purchase Plan	608,000	545,000	534,000
Proceeds from exercise of stock options	298,000	944,000	96,000
Dividends paid on preferred stock	(3,352,000)	(232,000)	–
Principal payments on notes payable	–	–	(15,000,000)
Payment of final fee on notes payable	–	–	(975,000)
Principal payments on capital leases	(13,000)	(32,000)	(78,000)
Net cash provided by financing activities	34,979,000	73,062,000	38,848,000

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2015 (continued)

	2015	2014	2013
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(9,489,000)	$42,286,000	$17,171,000

CASH AND CASH EQUIVALENTS, beginning of period	77,490,000	35,204,000	18,033,000

CASH AND CASH EQUIVALENTS, end of period	$68,001,000	$77,490,000	$35,204,000

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$–	$1,000	$46,000

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Fair market value of warrants issued in connection with notes payable	$–	$–	$470,000
Accounts payable and other liabilities for purchase of property and equipment	$4,673,000	$4,000	$20,000
Lease incentives	$100,000	$–	$–

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2015

1.	ORGANIZATION AND BUSINESS DESCRIPTION

Organization - In this Annual Report, “Peregrine,” “Company,” “we,” “us,” and “our,” refer to Peregrine Pharmaceuticals, Inc., and our wholly-owned subsidiary, Avid Bioservices, Inc. (“Avid”). Peregrine was incorporated under the laws of the state of California in June 1981, reincorporated in Delaware in September 1996 and commenced operations of Avid in January 2002.

Business Description - We are a biopharmaceutical company focused on developing novel investigational products that help utilize the body’s own immune system to fight cancer, also known as immunotherapy. Our lead immunotherapy candidate, bavituximab, is in Phase III development for the treatment of previously-treated non-small cell lung cancer (the “Phase III SUNRISE trial”) along with several investigator-sponsored trials evaluating other treatment combinations and additional oncology indications.

The Phase III SUNRISE trial (Stimulating ImmUne RespoNse thRough BavItuximab in a PhaSE III Lung Cancer Study) was initiated in December 2013 and patient enrollment is ongoing. In January 2014, we announced that bavituximab received Fast Track designation from the U.S. Food and Drug Administration (“FDA”) for combination with docetaxel in patients with previously-treated non-squamous non-small cell lung cancer (“NSCLC”). We are also exploring the broader immunotherapeutic applications of bavituximab in the treatment of cancer in combination with chemotherapy and other immunotherapy agents by advancing existing investigator-sponsored trials and through the initiation of additional Company-sponsored trials.

In addition to our clinical research and development efforts, we operate a wholly-owned biomanufacturing subsidiary, Avid Bioservices, Inc., a Contract Manufacturing Organization that provides fully integrated current Good Manufacturing Practices services from cell line development to commercial biomanufacturing for its third-party customers while also supporting the clinical and potential commercial drug supply of bavituximab. In December 2014, we announced expansion plans that could more than double Avid’s current manufacturing capacity to support the potential commercial manufacturing of bavituximab while also providing sufficient additional capacity to meet the anticipated growth of Avid’s business. The new manufacturing facility is expected to be operational in the near term.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2015 (CONTINUED)

Going Concern - Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that we are unable to continue as a going concern.

At April 30, 2015, we had $68,001,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect negative cash flows from operations to continue in the foreseeable future. Therefore, unless and until we are able to generate sufficient revenue from Avid’s contract manufacturing services and/or from the sale and/or licensing of our product candidates under development, we expect such losses to continue in the foreseeable future.

Our ability to continue to fund our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, (i) raising additional capital in the equity markets, (ii) licensing or partnering our product candidates in development, or (iii) generating additional revenue from Avid.

Historically, we have funded a significant portion of our operations through the issuance of equity. During fiscal year 2015, we raised $19,748,000 in aggregate gross proceeds from the sale of shares of our common stock and raised an additional $19,205,000 in aggregate gross proceeds from the sale of our 10.5% Series E Convertible Preferred Stock (the “Series E Preferred Stock”) (Note 6). Subsequent to April 30, 2015 and through July 14, 2015, we raised an additional $8,896,000 in aggregate gross proceeds from the sale of shares of our common stock under an At Market Issuance Sales Agreement (Note 13). As of July 14, 2015, $151,651,000 remained available to us under our two effective shelf registration statements, which allows us from time to time to offer and sell shares of our common stock or preferred stock, in one or more offerings, either individually or in combination.

Although we believe we can raise sufficient capital to meet our obligations through fiscal year 2016, our ability to raise additional capital in the equity markets to fund our obligations in future periods is dependent on a number of factors, including, but not limited to, the market demand for our common stock and/or Series E Preferred Stock. The market demand or liquidity of our common stock and/or Series E Preferred Stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trial results and significant delays in one or more clinical trials. If we are unable to either (i) raise sufficient capital in the equity markets, (ii) license or partner our products in development, or (iii) generate additional revenue from Avid, or any combination thereof, we may need to delay, scale back, or eliminate some or all our research and development efforts, delay the commercial launch of bavituximab, if approved, and/or restructure our operations. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

Therefore, these uncertainties surrounding our ability to raise sufficient capital to meet our obligations through fiscal year 2016 have raised substantial doubt regarding our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report accompanying our audited consolidated financial statements for the year ended April 30, 2015 with respect to this uncertainty.

Cash and Cash Equivalents - We consider all highly liquid, short-term investments with an initial maturity of three months or less to be cash equivalents.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2015 (CONTINUED)

Trade and Other Receivables - Trade receivables are recorded at the invoiced amount net of an allowance for doubtful accounts, if necessary. Other receivables are reported at amounts expected to be collected net of an allowance for doubtful accounts, if necessary. Trade and other receivables, net, at April 30, consist of the following:

	2015	2014
Trade receivables(1)	$3,423,000	$1,219,000
Other receivables, net	390,000	113,000
Trade and other receivables, net	$3,813,000	$1,332,000

______________

(1) Represents amounts billed for contract manufacturing services provided by Avid.

Allowance for Doubtful Accounts - We continually monitor our allowance for doubtful accounts for all receivables. We apply judgment in assessing the ultimate realization of our receivables and we estimate an allowance for doubtful accounts based on various factors, such as, the aging of accounts receivable balances, historical experience, and the financial condition of our customers. Based on our analysis of our receivables as of April 30, 2015 and 2014, we determined an allowance for doubtful accounts of $5,000 and $13,000, respectively, was necessary with respect to our other receivables, and no allowance was necessary with respect to our trade receivables.

In addition, amounts billed under our former government contract with Transformational Medical Technologies of the U.S. Department of Defense’s Defense Threat Reduction Agency, which expired on April 15, 2011, included the reimbursement for provisional rates covering allowable indirect overhead and general and administrative costs (“Indirect Rates”). These Indirect Rates were initially estimated based on financial projections and were subject to change based on actual costs incurred during each fiscal year. In addition, these Indirect Rates are currently subject to audit by the Defense Contract Audit Agency for cost reimbursable type contracts. Upon the expiration of this contract, we recorded an unbilled receivable of $92,000 pertaining to the difference calculated between the estimated and actual Indirect Rates, which amount at April 30, 2015 and 2014 is included in prepaid expenses and other current assets. However, due to the uncertainty of its collectability, we determined it appropriate to record a corresponding allowance for doubtful accounts with respect to unbilled Indirect Rates in the amount of $92,000 at April 30, 2015 and 2014.

Inventories - Inventories are stated at the lower of cost or market and primarily include raw materials, direct labor and overhead costs (work-in-process) associated with our wholly-owned subsidiary, Avid. Cost is determined by the first-in, first-out method. Inventories consist of the following at April 30,:

	2015	2014
Raw materials	$3,821,000	$2,370,000
Work-in-process	3,533,000	3,160,000
Total inventories	$7,354,000	$5,530,000

Property and Equipment, net - Property and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related asset, generally ranging from three to ten years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Construction-in-progress, which represents direct costs related to the construction of a manufacturing facility, is not depreciated until the asset is completed and placed into service. No interest was incurred or capitalized as construction-in-progress as of April 30, 2015.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2015 (CONTINUED)

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

Our trade receivables from amounts billed for contract manufacturing services provided by Avid have historically been derived from a small customer base. Most contracts require up-front payments and installment payments during the service period. We perform periodic evaluations of the financial condition of our customers and generally do not require collateral, but we can terminate any contract if a material default occurs. Approximately 97% and 99% of the trade receivables balance at April 30, 2015 and 2014 (Note 2), respectively, represents amounts due from two customers.

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

Impairment - Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. Long-lived assets are reported at the lower of carrying amount or fair value less cost to sell. For the fiscal years ended April 30, 2015 and 2014, there was no impairment of the value of our long-lived assets.

Fair Value of Financial Instruments - The carrying amounts in the accompanying consolidated balance sheet for cash and cash equivalents, trade and other receivables, accounts payable and accrued liabilities approximate their fair values due to their short-term maturities.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2015 (CONTINUED)

As of April 30, 2015 and 2014, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash and cash equivalents, which are primarily invested in money market funds with one major commercial bank, are carried at fair value based on quoted market prices for identical securities (Level 1 input).

Customer Deposits - Customer deposits primarily represents advance billings and/or payments received from Avid’s third-party customers prior to the initiation of contract manufacturing services.

Deferred Rent - Rent expense is recorded on a straight-line basis over the initial term of our facility operating lease agreements and the difference between rent expense and the amounts paid is recorded as a deferred rent liability. Incentives granted under our facility operating leases, including tenant improvements and landlord-funded lease incentives, are recorded as a deferred rent liability, which is amortized as a reduction to rent expense over the term of the operating lease (Note 4).

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

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2015 (CONTINUED)

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

2.	If the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control.

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

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2015 (CONTINUED)

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

A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to us.

The provisions of ASU No. 2010-17 do not apply to contingent consideration for which payment is either contingent solely upon the passage of time or the result of a counterparty’s performance. We will assess the nature of, and appropriate accounting for, these payments on a case-by-case basis in accordance with the applicable authoritative guidance for revenue recognition.

Any amounts received prior to satisfying these revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated financial statements.

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

Clinical trial costs are a significant component of our research and development expenses. We have a history of contracting with third parties that perform various clinical trial activities on our behalf in the ongoing development of our product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flow. Expenses related to clinical trials are accrued based on our estimates and/or representations from third parties (including clinical research organizations) regarding services performed. If the contracted amounts are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), we modify our accruals accordingly on a prospective basis. Revisions in the scope of a contract are charged to expense in the period in which the facts that give rise to the revision become reasonably certain. There were no material adjustments for a change in estimate to research and development expenses in the accompanying consolidated financial statements in any of the three years ended April 30, 2015.

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

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2015 (CONTINUED)

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

Share-based Compensation - We account for stock options and other share-based awards granted under our equity compensation plans in accordance with the authoritative guidance for share-based compensation. The estimated fair value of share-based payments to employees in exchange for services is measured at the grant date, using a fair value based method, such as a Black-Scholes option valuation model, and is recognized as expense on a straight-line basis over the requisite service periods. The fair value of modifications to share-based awards, if any, is generally estimated using a Black-Scholes option valuation model, unless a lattice model is required. Share-based compensation expense recognized during the period is based on the value of the portion of the share-based payment that is ultimately expected to vest during the period. In addition, as of April 30, 2015, there were no outstanding share-based awards with market or performance conditions.

In addition, we periodically grant stock options and other share-based awards to non-employee consultants, which we account for in accordance with the authoritative guidance for share-based compensation. The cost of non-employee services received in exchange for share-based awards are measured based on either the fair value of the consideration received or the fair value of the share-based award issued, whichever is more reliably measurable. In addition, guidance requires share-based compensation related to unvested options and awards issued to non-employees to be recalculated at the end of each reporting period based upon the fair market value on that date until the share-based award has vested, and any cumulative catch-up adjustment to share-based compensation resulting from the re-measurement is recognized in the current period (Note 7).

Income Taxes - We utilize the liability method of accounting for income taxes in accordance with authoritative guidance for accounting for income taxes. Under the liability method, deferred taxes are determined based on the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized (Note 9).

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

The potential dilutive effect of stock options, common shares expected to be issued under our employee stock purchase plan, and warrants outstanding during the period was calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. The potential dilutive effect of Series E Preferred Stock outstanding during the period was calculated using the if-converted method assuming the conversion of Series E Preferred Stock as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. Because the impact of stock options, common shares expected to be issued under our employee stock purchase plan, warrants, and Series E Preferred Stock are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per common share amounts for the three years ended April 30, 2015.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2015 (CONTINUED)

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of the following weighted average outstanding stock options, common shares expected to be issued under our employee stock purchase plan, and warrants since their impact are anti-dilutive during periods of net loss, resulting in an anti-dilutive effect as of April 30,:

	2015	2014	2013
Stock options	3,833,193	4,576,112	3,505,777
Employee stock purchase plan	46,992	72,896	307,501
Warrants	–	3,802	–
Total	3,880,185	4,652,810	3,813,278

The calculation of weighted average diluted shares outstanding also excludes weighted average outstanding stock options and warrants to purchase 8,744,285, 5,424,803, and 5,860,305 shares of common stock for fiscal years ended April 30, 2015, 2014, and 2013, respectively, as their exercise prices were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect. In addition, weighted average shares of 9,879,531 and 1,253,452, assuming the issuance of common stock upon conversion of outstanding Series E Preferred Stock for fiscal years 2015 and 2014, respectively, were also excluded from the calculation of weighted average diluted shares outstanding as the conversion price was greater than the average market price during the respective periods, resulting in an anti-dilutive effect.

Subsequent to April 30, 2015 and through July 14, 2015, we granted an aggregate of 3,299,903 stock options under a broad based annual grant for fiscal year 2016 (Note 13) and issued an aggregate of 6,534,400 shares of our common stock (Note 13), which are not included in the calculation of basic and dilutive net loss per common share for the year ended April 30, 2015.

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

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2015 (CONTINUED)

Pending Adoption of Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers, which guidance in this update will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance when it becomes effective. ASU No. 2014-09 affects any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of ASU No. 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, which will be our fiscal year 2018 (or May 1, 2017), and entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Early adoption is prohibited. On April 1, 2015, the FASB voted to propose a one-year deferral to the effective date, but to permit entities to adopt one year earlier if they choose (i.e., the original effective date). The proposal will be subject to the FASB’s due process requirement, which includes a period for public comments. We are currently in the process of evaluating the impact of adoption of ASU No. 2014-09 on our consolidated financial statements and related disclosures, including what transition method will be elected.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU No. 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU No. 2014-15 provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the financial statement footnotes. ASU No. 2014-15 is effective for annual reporting periods ending after December 15, 2016, which will be our fiscal year ending April 30, 2017, and to annual and interim periods thereafter. Early adoption is permitted. We have not yet determined the effect that the adoption of this guidance will have on the disclosures included in our consolidated financial statements.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2015 (CONTINUED)

In June 2015, FASB issued ASU No. 2015-10, Technical Corrections and Updates. ASU No. 2015-10 is intended to correct differences between original guidance and the Codification, clarify the guidance, correct references and make minor improvements affecting a variety of topics. ASU No. 2015-10 covers a wide range of topics in the Codification and is generally categorized as follows: Amendments Related to Differences between Original Guidance and the Codification; Guidance Clarification and Reference Corrections; Simplification; and, Minor Improvements. The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015, which will be our fiscal year 2017 (or May 1, 2016). Early adoption is permitted. We are currently in the process of evaluating the impact of adoption of ASU No. 2015-10 on our consolidated financial statements and related disclosures.

3.	NOTE PAYABLE AND CAPITAL LEASE OBLIGATIONS

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

In addition, under the Loan Agreement, we issued the Lenders warrants to purchase an aggregate of 273,280 shares of our common stock at a per share price of $2.47. The warrants are exercisable on a cash or cashless basis and expire on August 30, 2018, if unexercised. The fair value of the warrants issued was $470,000 and was calculated using a Black-Scholes valuation model with the following assumptions: risk-free interest rate of 0.87%; expected volatility of 80.20%; expected term of six years; and a dividend yield of 0%. The fair value of the warrants issued was initially recorded as a debt discount with a corresponding increase to additional paid-in capital. As of April 30, 2015, the warrants issued under the Loan Agreement were outstanding and exercisable (Note 8).

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2015 (CONTINUED)

Capital Lease Obligations

We had financed certain equipment under capital lease agreements, which bore interest at rates ranging from 3.71% to 5.36% per annum, and which, were paid in full as of April 30, 2015. Equipment purchased under capital leases is included in property in the accompanying consolidated financial statements at April 30, 2014 are as follows:

Furniture, fixtures, office equipment and software	$258,000
Less accumulated depreciation and amortization	(200,000)
Net book value	$58,000

4.	COMMITMENTS AND CONTINGENCIES

Operating Leases - Our corporate offices, research and development, and manufacturing facilities are located in Tustin, California. We currently lease an aggregate of approximately 101,000 square feet of office, research and manufacturing space in four adjacent buildings under three separate lease agreements.

In December 1998, we entered into our first lease agreement (the “First Lease”) to lease two buildings located at our headquarters in Tustin, California. The First Lease has an original lease term of 12 years with two 5-year renewal options and includes scheduled rental increases of 3.35% every two years. In December 2005, we entered into an amendment with the landlord and extended the original lease term for seven additional years to expire on December 31, 2017, while maintaining our two 5-year renewal options that could extend our lease to December 31, 2027.

During fiscal year 2011, we entered into a second lease agreement (the “Second Lease”) to lease additional office and research space in a building adjacent to our two buildings leased under the First Lease. The Second Lease expires on December 31, 2017 and includes a 5-year option to extend the lease to December 31, 2022. The Second Lease includes nominal scheduled increases every twelve months. In addition, under the terms of the Second Lease, we received a tenant improvement reimbursement of $125,000 during fiscal year 2011, which we classified as deferred rent and is being amortized on a straight-line basis over the term of the lease as a reduction to rent expense. Tenant improvements associated with the Second Lease are recorded as leasehold improvements and are being amortized over the shorter of the estimated useful life of the improvements or the remaining life of the lease.

During fiscal year 2015, we entered into a third lease agreement (the “Third Lease”), to lease approximately 40,000 square feet of vacant warehouse space in a nearby adjacent building to expand our current manufacturing capacity. Our monthly base rent under the lease agreement is approximately $38,000 and includes scheduled annual rent increases of 3.0%. The lease term is for six years commencing August 1, 2015 and includes an option to extend the lease term in two 5-year periods to extend the lease to July 31, 2031. In addition, the Third Lease provides for 12.5 months of free rent, lessor improvements of $250,000 and a tenant improvement allowance of $365,000. The lessor improvements and tenant improvement allowance were classified as deferred rent and are being amortized on a straight-line basis over the term of the lease as a reduction to rent expense. In addition, these improvements associated with the lease agreement will be recorded as an addition to leasehold improvements upon completion of the facility build-out and amortized over the shorter of the estimated useful life of the improvements or the remaining life of the lease.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2015 (CONTINUED)

Under each of the aforementioned facility operating leases, we record rent expense on a straight-line basis over the initial term of the lease. The difference between rent expense and the amounts paid under the operating leases is recorded as a deferred rent liability in the accompanying consolidated financial statements. Annual rent expense under the aforementioned facility operating lease agreements totaled $1,197,000, $938,000, and $938,000 for the fiscal years ended April 30, 2015, 2014, and 2013, respectively.

At April 30, 2015, future minimum lease payments under all non-cancelable operating leases are as follows:

Year ending April 30,:	Minimum Lease Payments
2016	$1,359,000
2017	1,530,000
2018	1,206,000
2019	490,000
2020	504,000
Thereafter	650,000
$5,739,000

Legal Proceedings - In the ordinary course of business, we are at times subject to various legal proceedings and disputes. We make provisions for liabilities when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  Such provisions are reviewed at least quarterly and adjusted to reflect the impact of any settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to a particular case.  Litigation is inherently unpredictable.  Unless otherwise disclosed, we are unable to estimate the possible loss or range of loss for the legal proceedings described below. While it is not possible to accurately predict or determine the eventual outcome of these items, an adverse determination in one or more of these items currently pending could have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Securities Related Class Action Lawsuit

On September 28, 2012, three complaints were filed in the U.S. District Court for the Central District of California against us and certain of our executive officers and one consultant (collectively, the “Defendants”) on behalf of certain purchasers of our common stock. The complaints have been brought as purported stockholder class actions, and, in general, include allegations that Defendants violated (i) Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and (ii) Section 20(a) of the Exchange Act, by making materially false and misleading statements regarding the interim results of our bavituximab Phase II second-line NSCLC trial, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On February 5, 2013, the court consolidated the related actions with the low-numbered case (captioned Anderson v. Peregrine Pharmaceuticals, Inc., et al., Case No. 12-cv-1647-PSG (FMOx)). After the court issued two separate orders granting the Defendants’ two separate motions to dismiss, on May 1, 2014, the court issued a third order granting Defendants’ motion to dismiss the plaintiff’s amended complaint with prejudice. On May 29, 2014, the plaintiff filed a notice of appeal with respect to the court’s order granting Defendants’ motion to dismiss. Lead plaintiff’s opening brief with respect to the appeal was filed on December 15, 2014 and the Defendants’ answering brief was filed on January 30, 2015. Lead plaintiff filed a reply brief on February 27, 2015. We believe that the class action lawsuit is without merit and intend to vigorously defend the action.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2015 (CONTINUED)

Derivative Litigation

On May 9, 2013, an alleged shareholder filed, purportedly on behalf of us, a derivative lawsuit, captioned Roy v. Steven W. King, et al., Case No. 13-cv-0741-PSG (RNBx), in the U.S. District Court for the Central District of California against certain of our executive officers and directors. The complaint asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment arising from substantially similar factual allegations as those asserted in the consolidated securities class action lawsuit, described above (the “Securities Class Action”). The plaintiff is seeking, for our benefit, unspecified monetary damages and other relief. This case was subsequently transferred to the same court and judge handling the Securities Class Action lawsuit. On May 31, 2013, the judge issued an order administratively closing the case and inviting the parties to move to re-open after the final resolution of defendants’ motions to dismiss in the Securities Class Action.

On October 10, 2013, a derivative/class action complaint, captioned Michaeli v. Steven W. King, et al., C.A. No. 8994-VCL, was filed in the Court of Chancery of the State of Delaware against certain of our executive officers and directors. The complaint alleges that our directors and executives breached their respective fiduciary duties in connection with certain purportedly improper compensation decisions made by our Board of Directors during the past three fiscal years, including: (i) the grant of a stock option to Mr. King on May 4, 2012; (ii) the non-routine broad-based stock option grant to our directors, executives, all other employees and certain consultants on December 27, 2012; and (iii) the payment, during the past three fiscal years, of compensation to our non-employee directors. In addition, the complaint alleges that the Company’s directors breached their fiduciary duty of candor by filing and seeking stockholder action on the basis of an allegedly materially false and misleading proxy statement for our 2013 annual meeting of stockholders. The plaintiffs are seeking recession of a portion of the stock option grant to Mr. King on May 4, 2012 and the stock options granted to the defendants on December 27, 2012, as well as disgorgement of any excessive compensation paid to our non-employee directors during the three fiscal years prior to the filing of the complaint and other monetary relief for our benefit. The defendants filed their answer to the complaint on February 5, 2014. We believe that the derivative/class action complaint are without merit and intend to vigorously defend the action.

Other Legal Matters

On September 24, 2012, we filed a lawsuit, captioned Peregrine Pharmaceuticals, Inc. v. Clinical Supplies Management, Inc., Case No. 8:12-cv-01608 JST(AN) (C.D. Cal), against Clinical Supplies Management, Inc. (“CSM”), in the U.S. District Court for the Central District of California. In 2010, we had contracted with CSM as our third-party vendor responsible for distribution of the blinded investigational product used in our bavituximab Phase IIb second-line NSCLC trial. As part of the routine collection of data in advance of an end-of-Phase II meeting with regulatory authorities, we discovered major discrepancies between some patient sample test results and patient treatment code assignments. Consequently, we filed this lawsuit against CSM alleging breach of contract, negligence and negligence per se arising from CSM’s performance of its contracted services. We are seeking monetary damages. On June 5, 2014, CSM filed with the court a Notice of Motion and Motion for Partial Summary Judgment seeking partial summary judgment on our claims for damages on the grounds that the limitation of liability clauses contained in our master services agreement with CSM are valid and enforceable. Our opposition to CSM’s motion was filed with the court on June 23, 2014, and the hearing on the motion was held on July 28, 2014. On July 30, 2014, the court issued its order holding that the limitation of liability clause did not apply to our claims for active negligence, negligent misrepresentation and constructive fraud, but did apply to our causes of action for breach of contract, passive negligence and negligence per se. On March 27, 2015, CSM filed with the court a Notice of Motion and Motion for Partial Summary Judgment seeking partial summary judgment on our claims for damages on the grounds that the causes of action for negligence, negligence per se, negligent misrepresentation, and constructive fraud are barred by the economic loss doctrine, as well as that the causes of action for negligent misrepresentation and constructive fraud cannot be established as a matter of law. Our opposition to CSM’s motion was filed with the court on April 13, 2015 and CSM’s reply to our motion was filed on April 20, 2015.  On June 22, 2015, the court issued its order granting CSM’s Motion for Partial Summary Judgment. The trial date for this matter is set for October 20, 2015.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2015 (CONTINUED)

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

Under our in-licensing agreements relating to bavituximab, we are obligated to pay future milestone payments based on potential clinical development and regulatory milestones, plus a royalty on net sales and/or a percentage of sublicense income. The applicable royalty rate under each of the foregoing in-licensing agreements is in the low single digits. During fiscal year 2014, we expensed $125,000 associated with milestone obligations under in-licensing agreements covering bavituximab, which is included in research and development expense in the accompanying consolidated statements of operations and comprehensive loss. We did not incur any milestone related expenses during fiscal years 2015 and 2013.

The following table provides certain information with respect to each of our in-licensing agreements relating to our bavituximab program.

Licensor	Agreement Date	Total Milestone Obligations Expensed To Date	Potential Future Milestone Obligations (1)
UTSWMC	August 2001	$173,000	$300,000
UTSWMC	August 2005	85,000	375,000
Lonza	March 2005	64,000	–	(2)
Avanir	December 2003	100,000	1,000,000
Genentech	November 2003	500,000	5,000,000
Total		$922,000	$6,675,000

______________

(1)	Under our current agreements, potential future milestone obligations are due upon achieving certain clinical and regulatory milestones. Based on the current stage of clinical development for bavituximab, future milestone obligations would be due upon submission of a biologics license application in the U.S. and upon FDA approval, which events are currently uncertain and depend on positive clinical trial results. In addition, potential future milestone obligations vary by license agreement (as defined in each license agreement) and certain agreements depend on a valid patent claim, as defined in each of these underlying agreements, at the time the potential milestone is achieved.
(2)	In the event we utilize a third-party contract manufacturer other than Lonza to manufacture bavituximab for commercial purposes, we would owe Lonza 300,000 pounds sterling per year (or approximately $461,000 USD based on the exchange rate at April 30, 2015).

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2015 (CONTINUED)

We do not expect to incur any milestone related expenses regarding our bavituximab program during fiscal year 2016. In addition, of the total potential future milestone obligations of $6,675,000, up to $6,400,000 would be due upon the first commercial approval of bavituximab pursuant to these in-licensing agreements. However, given the uncertainty of the drug development and the regulatory approval process, we are unable to predict with any certainty when any of these future milestones will occur, if at all.

PGN650

In October 1998, we exclusively in-licensed worldwide rights from UTSWMC, to certain patent families, which was amended in January 2000 to license patents related to PS-targeting conjugates, such as PGN650. Under the October 1998 license agreement, as amended, we are obligated to pay UTSWMC a future milestone payment of $300,000 upon the first commercial sale of a licensed PS-targeting conjugate such as PGN650, plus a low single digit royalty on net sales.

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

During fiscal year 2013, we expensed $50,000 under in-licensing agreements covering PGN650, which is included in research and development expense in the accompanying consolidated statements of operations and comprehensive loss. We did not incur any milestone related expenses during fiscal years 2015 or 2014 covering PGN650. In addition, we do not expect to incur any milestone related expenses regarding our PGN650 program during fiscal year 2016.

Other In-Licensing Agreement Covering a Third-Party Product Development Program

During July 2009, we entered into a patent assignment and sublicense with Affitech whereby we out-licensed exclusive worldwide rights to develop and commercialize certain products under our anti-vascular endothelial growth factor (“VEGF”) intellectual property portfolio as further described in the “Out-Licensing Collaborations” section below. The underlying technology licensed to Affitech was in-licensed from UTSWMC in August 2001 under an exclusive worldwide license agreement. Under the UTSWMC license agreement, as amended, our aggregate future milestone obligations are $450,000 assuming the achievement of all development milestones by Affitech. We did not incur any milestone related expenses during the three years ended April 30, 2015. In addition, we do not anticipate making any milestone payments for at least the next fiscal year under the UTSWMC license agreement.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2015 (CONTINUED)

During July 2009, we entered into a patent assignment and sublicense (collectively, the “Affitech Agreements”) with Affitech whereby we licensed exclusive worldwide rights to develop and commercialize certain products under our anti-VEGF intellectual property portfolio, including the fully human antibody AT001/r84. In consideration for the rights granted under our anti-VEGF antibody technology platform, we received non-refundable up-front license fees of $250,000. In addition, we received aggregate milestone payments of $1,000,000 associated with the delivery of two preclinical development packages as defined in the Affitech Agreements. We could also receive up to $16,500,000 in future milestone payments based on the achievement of all clinical and regulatory milestones for product approval by Affitech or an affiliate, plus a royalty on net sales, as defined in the Affitech Agreements. These potential future milestone payments payable under the Affitech Agreements entail no performance obligations on our part and, accordingly, these payments will not be accounted for under the provisions of ASU No. 2010-17. Therefore, we expect to recognize revenue on the future potential milestone payments, if any, in accordance with the authoritative guidance for revenue recognition, either when the milestone is achieved, if our future obligations are considered inconsequential, or recognized as revenue on a straight-line basis over a performance obligation period, if continued performance or future obligations exist. To date, no clinical or regulatory milestones as defined in the Affitech Agreements have been achieved by Affitech or an affiliate. In addition, in the event Affitech enters into a sublicense agreement with a non-affiliate for the anti-VEGF technology platform, we shall receive a percentage of all payments received under any such sublicenses, which percentage is determined based on the clinical development stage of the technology platform at the time of any such sublicenses. In accordance with the authoritative guidance for revenue recognition, the license includes multiple elements that are not separable and, accordingly, were accounted for as a single unit of accounting. In addition, we determined that our obligations would be up to a four-year period and therefore, we recognized the non-refundable up-front license fees of $250,000 and the additional $1,000,000 associated with other deliverables, as defined in the Affitech Agreements, on a straight-line basis over a four-year period through July 2013. We recognized revenue of $37,000, $107,000 and $350,000 during fiscal years 2015, 2014 and 2013, respectively, under the Affitech Agreements, which amounts are included in license revenue in the accompanying consolidated financial statements.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2015 (CONTINUED)

Under the Rights Agreement, the Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each share of our common stock held by shareholders of record as of the close of business on March 27, 2006. Each Right will entitle holders of each share of our common stock to buy one thousandth (1/1,000th) of a share of Peregrine’s Series D Participating Preferred Stock, par value $0.001 per share, at an exercise price of $11.00 per share, subject to adjustment. The Rights are neither exercisable nor traded separately from our common stock. The Rights will become exercisable and will detach from the common shares if a person or group acquires 15% or more of our outstanding common stock, without prior approval from our Board of Directors, or announces a tender or exchange offer that would result in that person or group owning 15% or more of our common stock. Each Right, when exercised, entitles the holder (other than the acquiring person or group) to receive our common stock (or in certain circumstances, voting securities of the acquiring person or group) with a value of twice the Rights’ exercise price upon payment of the exercise price of the Rights.

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

During the three fiscal years ended April 30, 2015, we issued common and preferred stock under the following agreements:

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

December 2012 AMI Agreement – On December 27, 2012, we entered into an At Market Sales Issuance Agreement (“December 2012 AMI Agreement”) with MLV, pursuant to which, through MLV, as agent, we were able to sell shares of our common stock, from time to time at market prices, in registered transactions from our shelf registration statement on Form S-3 (File No. 333-180028), which was declared effective by the SEC on April 12, 2012 (“April 2012 Shelf”), for aggregate gross proceeds of up to $75,000,000. During fiscal year 2013, we sold 9,320,675 shares of common stock at market prices under the December 2012 AMI Agreement for aggregate gross proceeds of $13,372,000 before deducting commissions and other issuance costs of $337,000. During fiscal year 2014, we sold 33,527,369 shares of common stock at market prices under the December 2012 AMI Agreement for aggregate gross proceeds of $55,424,000 before deducting commissions and other issuance costs of $1,504,000. During fiscal year 2015, we sold 3,983,360 shares of common stock at market prices under the December 2012 AMI Agreement for aggregate gross proceeds of $6,204,000 before deducting commissions and other issuance costs of $161,000. As of April 30, 2015, we had raised the full amount of gross proceeds available to us under the December 2012 AMI Agreement.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2015 (CONTINUED)

June 2014 AMI Agreement – On June 13, 2014, we entered into an At Market Issuance Sales Agreement (“June 2014 AMI Agreement”), with MLV, pursuant to which we may sell shares of our common stock through MLV, as agent, for aggregate gross proceeds of up to $25,000,000 in registered transactions from our April 2012 Shelf. On April 13, 2015, we entered into an amendment (“Amendment”) to the June 2014 AMI Agreement to substitute registration statements from which shares of our common stock may be offered and sold under the June 2014 AMI Agreement. The Amendment replaced the April 2012 Shelf, which expired on April 12, 2015, with our shelf registration statement on Form S-3 (File No. 333-201245), which was declared effective by the SEC on January 15, 2015. During fiscal year 2015, we sold 9,681,757 shares of common stock at market prices under the June 2014 AMI Agreement, as amended, for aggregate gross proceeds of $13,544,000 before deducting commissions and other issuance costs of $352,000. As of April 30, 2015, aggregate gross proceeds of up to $11,456,000 remained available under the June 2014 AMI Agreement, as amended.

Sale of Preferred Stock

February 2014 Offering – On February 11, 2014, we entered into an underwriting agreement (the “Underwriting Agreement”) with MLV, as representative for the underwriters identified therein (collectively, the “Underwriters”), providing for the offer and sale to the Underwriters in a firm commitment underwritten public offering of 700,000 shares (the “Firm Shares”) of our newly designated 10.50% Series E Convertible Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock”), at a public offering price of $25.00 per share (the “Offering”). In addition, pursuant to the Underwriting Agreement, we also granted the Underwriters a 30-day option to purchase up to an additional 105,000 shares of our Series E Preferred Stock under this Offering at the public offering price less the underwriting discount to cover over-allotments, if any (“Overallotment Option”).

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

The Offering was made pursuant to a prospectus supplement filed with the SEC on February 12, 2014 to our shelf registration statement on Form S-3 (File No. 333-193113) which was declared effective by the SEC on January 16, 2014 (“January 2014 Shelf”).

June 2014 Series E AMI Agreement – On June 13, 2014, we entered into an At Market Issuance Sales Agreement (“Series E AMI Agreement”) with MLV, pursuant to which we may issue and sell shares of our Series E Preferred Stock through MLV, as agent, for aggregate gross proceeds of up to $30,000,000, in registered transactions from our January 2014 Shelf. During fiscal year 2015, we sold 799,764 shares of our Series E Preferred Stock at market prices under the Series E AMI Agreement for aggregate gross proceeds of $19,205,000 before deducting commissions and other issuance costs of $1,002,000. As of April 30, 2015, aggregate gross proceeds of up to $10,795,000 remained available under the Series E AMI Agreement.

In addition, the Series E Preferred Stock is classified as permanent equity in accordance with FASB Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2015 (CONTINUED)

Series E Preferred Stock Rights and Preferences

On February 12, 2014, we filed with the Secretary of State of the State of Delaware a Certificate of Designations of Rights and Preferences (the “Certificate of Designations”) to designate the Series E Preferred Stock. The Certificate of Designations designated 2,000,000 shares of Series E Preferred Stock out of our 5,000,000 shares of authorized but unissued shares of preferred stock. Certain terms of the Series E Preferred Stock include:

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2015 (CONTINUED)

Series E Preferred Stock Dividend

The following table summarizes the Series E Preferred Stock dividend activity from inception of the Series E Preferred Stock offering though April 30, 2015:

Declaration Date	Dividend Per Share		Annualized Percentage Rate	Liquidation Preference	Accrual Period	Record Date	Payment Date
3/11/2014	$0.29890	(1)	10.50%	$25.00	2/19/2014 – 3/31/2014	3/21/2014	4/1/2014
6/10/2014	$0.65625		10.50%	$25.00	4/1/2014 – 6/30/2014	6/20/2014	7/1/2014
9/8/2014	$0.65625		10.50%	$25.00	7/1/2014 – 9/30/2014	9/19/2014	10/1/2014
12/9/2014	$0.65625		10.50%	$25.00	10/1/2014 – 12/31/2014	12/19/2014	1/2/2015
3/10/2015	$0.65625		10.50%	$25.00	1/1/2015 – 3/31/2015	3/20/2015	4/1/2015

______________

(1)	Dividend per share was pro-rated for the initial accrual period starting February 19, 2014.

Shares Of Common Stock Authorized And Reserved For Future Issuance

We are authorized to issue up to 325,000,000 shares of our common stock. As of April 30, 2015, 193,346,627 shares of our common stock were issued and outstanding. In addition, our common stock outstanding as of April 30, 2015 excluded the following shares of common stock reserved for future issuance:

•	24,880,481 shares of common stock reserved for issuance under outstanding option grants and available for issuance under our stock incentive plans;
•	2,443,056 shares of common stock reserved for and available for issuance under our Employee Stock Purchase Plan;
•	273,280 shares of common stock issuable upon exercise of outstanding warrants; and
•	45,668,156 shares of common stock issuable upon conversion of our outstanding Series E Preferred Stock (1).

_____________

(1)	The Series E Preferred Stock is convertible into shares of common stock at a conversion price of $3.00 per share. If all outstanding Series E Preferred Stock were converted at the $3.00 per share conversion price, the holders of Series E Preferred Stock would receive an aggregate of 13,123,033 shares of our common stock. However, we have reserved the maximum number of shares of our common stock that could be issued upon a change of control event assuming our shares of common stock are acquired for consideration of $0.855 per share or less. In this scenario, each outstanding share of Series E Preferred Stock could be converted into 29 shares of common stock, representing the Share Cap.

7.	EQUITY COMPENSATION PLANS

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

As of April 30, 2015, we had an aggregate of 24,880,481 shares of common stock reserved for issuance under the Stock Plans. Of those shares, 20,708,672 shares were subject to outstanding options and 4,171,809 shares were available for future grants of share-based awards.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2015 (CONTINUED)

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

The fair value of each option grant is estimated using the Black-Scholes option valuation model and is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The use of a valuation model requires us to make certain estimates and assumptions with respect to selected model inputs. The expected volatility is based on the daily historical volatility of our common stock covering the estimated expected term. The expected term of options granted reflects actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options. The risk-free interest rate is based on U.S. Treasury notes with terms within the contractual life of the option at the time of grant. The expected dividend yield assumption is based on our expectation of future dividend payouts. We have never declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. In addition, guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The fair value of stock options on the date of grant and the weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model for fiscal years ended April 30, 2015, 2014 and 2013, were as follows:

	Year Ended April 30,
	2015	2014	2013
Risk-free interest rate	1.95%	1.32%	0.96%
Expected life (in years)	5.74	5.84	5.85
Expected volatility	111.78%	113.92%	95.87%
Expected dividend yield	–	–	–

The following summarizes our stock option transaction activity for fiscal year ended April 30, 2015:

Stock Options	Shares	Weighted Average Exercisable Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding, May 1, 2014	17,165,333	$1.58
Granted	4,550,198	$1.72
Exercised	(312,893)	$0.96
Canceled or expired	(693,966)	$3.91
Outstanding, April 30, 2015	20,708,672	$1.54	7.29	$3,577,000

Exercisable and expected to vest	20,626,944	$1.54	7.29	$3,577,000
Exercisable, April 30, 2015	16,954,935	$1.51	6.96	$3,533,000

______________

(1)	Aggregate intrinsic value represents the difference between the exercise price of an option and the closing market price of our common stock on April 30, 2015, which was $1.31 per share.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2015 (CONTINUED)

The weighted-average grant date fair value of options granted to employees during the fiscal years ended April 30, 2015, 2014 and 2013 was $1.43, $1.19 and $0.69 per share, respectively.

The aggregate intrinsic value of stock options exercised during the fiscal years ended April 30, 2015, 2014 and 2013 was $192,000, $908,000 and $106,000, respectively. Cash received from stock options exercised during fiscal years ended April 30, 2015, 2014 and 2013, totaled $298,000, $944,000 and $96,000, respectively, net of issuance costs of $3,000, $4,000 and $2,000, respectively.

We issue shares of common stock that are reserved for issuance under the Stock Plans upon the exercise of stock options, and we do not expect to repurchase shares of common stock from any source to satisfy our obligations under our compensation plans.

As of April 30, 2015, the total estimated unrecognized compensation cost related to non-vested employee stock options was $3,671,000. This cost is expected to be recognized over a weighted average vesting period of 1.28 years based on current assumptions.

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

During fiscal year ended April 30, 2014, the weighted-average grant date fair value of restricted stock awards granted and vested was $1.39 per share with an aggregate fair value of $139,000. No restricted stock awards were granted or vested during fiscal years ended April 30, 2015 and 2013. As of April 30, 2015, there were no restricted stock awards outstanding, and accordingly, there was no remaining unrecognized compensation cost.

Employee Stock Purchase Plan

On October 21, 2010, our stockholders approved our 2010 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employees on a voluntary basis to purchase shares of our common stock directly from the Company. Under the ESPP, we sell shares to participants at a price equal to the lesser of 85% of the fair market value of our common stock at the (i) beginning of a six-month offering period, or (ii) end of the six-month offering period. The ESPP provides for two six-month offering periods each fiscal year; the first offering period begins on the first trading day on or after each November 1; the second offering period begins on the first trading day on or after each May 1.

A total of 5,000,000 shares are reserved for issuance under the ESPP, of which 2,443,056 shares remained available to purchase at April 30, 2015, and are subject to adjustment as provided in the ESPP for stock splits, stock dividends, recapitalizations and other similar events. During the fiscal years ended April 30, 2015, 2014 and 2013, 497,453, 498,050 and 998,556 shares of common stock were purchased, respectively, under the ESPP at a weighted average purchase price per share of $1.22, $1.09 and $0.53, respectively.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2015 (CONTINUED)

The fair value of the shares purchased under the ESPP were determined using a Black-Scholes option pricing model (see explanation of valuation model inputs above under “Stock Options”), and is recognized as expense on a straight-line basis over the requisite service period (or six-month offering period). The weighted average grant date fair value of purchase rights under the ESPP during fiscal years ended April 30, 2015, 2014 and 2013 was $0.56, $0.55 and $0.40, respectively, based on the following Black-Scholes option valuation model inputs:

	Year Ended April 30,
	2015	2014	2013
Risk-free interest rate	0.06%	0.08%	0.15%
Expected life (in years)	0.50	0.50	0.50
Expected volatility	63.54%	93.39%	167.36%
Expected dividend yield	–	–	–

Share-based Compensation Expense

Total share-based compensation expense related to share-based awards issued under our equity compensation plans for the fiscal years ended April 30, 2015, 2014 and 2013 was comprised of the following:

	2015	2014	2013
Cost of contract manufacturing	$59,000	$68,000	$89,000
Research and development	2,904,000	2,804,000	1,646,000
Selling, general and administrative	3,739,000	3,335,000	1,700,000
Total share-based compensation expense	$6,702,000	$6,207,000	$3,435,000

Share-based compensation from:
Stock options	$6,465,000	$5,803,000	$3,039,000
Restricted stock awards	–	139,000	–
ESPP	237,000	265,000	396,000
	$6,702,000	$6,207,000	$3,435,000

The cost of non-employee services received in exchange for share-based awards are measured based on either the fair value of the consideration received or the fair value of the share-based award issued, whichever is more reliably measurable. In addition, the authoritative guidance requires share-based compensation related to unvested options and awards issued to non-employees to be recalculated at the end of each reporting period based upon the fair market value on that date until the share-based award has vested, and any adjustment to share-based compensation resulting from the re-measurement is recognized in the current period. Share-based compensation expense recorded during fiscal years ended April 30, 2015, 2014 and 2013 associated with stock options and awards granted to non-employees amounted to $289,000, $391,000 and $320,000, respectively.

As of April 30, 2015, the total estimated unrecognized compensation cost related to non-vested stock options granted to non-employees was $146,000 based on an April 30, 2015 measurement date. This cost is expected to be recognized over a weighted average vesting period of 0.98 years.

Due to our net loss position, no tax benefits have been recognized in the consolidated statements of cash flows.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2015 (CONTINUED)

8.	WARRANTS

Issued - As of April 30, 2015, warrants to purchase 273,280 shares of our common stock at an exercise price of $2.47 were outstanding and are exercisable through August 30, 2018. These warrants were issued in fiscal year 2013 in connection with a loan agreement we entered into during August 2012, which was paid in full during September 2012 (Note 3). There were no warrants issued during fiscal years 2015 and 2014.

Exercised - During fiscal year 2013, 118,444 warrants were exercised on a cashless basis in exchange for 46,427 shares of our common stock. These warrants were issued in fiscal year 2009 in connection with a three-year term loan we entered into during December 2008, which was paid in full during December 2011. There were no warrants exercised during fiscal years 2015 and 2014.

9.	INCOME TAXES

We are primarily subject to U.S. federal and California state jurisdictions. To our knowledge, all tax years remain open to examination by U.S. federal and state authorities.

In addition, in accordance with authoritative guidance, we are required to recognize the impact of an uncertain tax position in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained upon examination by the tax authorities. We had no unrecognized tax benefits from uncertain tax positions as of April 30, 2015 and 2014. It is also our policy, in accordance with authoritative guidance, to recognize interest and penalties related to income tax matters in interest and other expense in our consolidated statements of operations and comprehensive loss. We did not recognize interest or penalties related to income taxes for fiscal years ended April 30, 2015, 2014, and 2013, and we did not accrue for interest or penalties as of April 30, 2015 and 2014.

At April 30, 2015, we had total deferred tax assets of $146,524,000. Due to uncertainties surrounding our ability to generate future taxable income to realize these tax assets, a full valuation has been established to offset our total deferred tax assets. Additionally, the future utilization of our net operating loss carry forwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Section 382, as a result of ownership changes that may have occurred previously or that could occur in the future. A Section 382 analysis was completed as of the fiscal year ended April 30, 2015 and it was determined that no change in ownership had occurred.

At April 30, 2015, we had federal net operating loss carry forwards of approximately $336,914,000. The net operating loss carry forwards expire in fiscal years 2019 through 2035. We also have state net operating loss carry forwards of approximately $246,617,000 at April 30, 2015, which begin to expire in fiscal year 2016. In addition, we have approximately $5,956,000 of net operating loss attributable to excess tax deductions on share-based compensation that when utilized, if any, the tax benefit will be booked to additional paid-in-capital.

The provision for income taxes consists of the following for the three years ended April 30,:

	2015	2014	2013
Provision for federal income taxes at statutory rate	$(17,122,000)	$(12,023,000)	$(10,125,000)
State income taxes	(4,450,000)	(3,124,000)	(2,631,000)
Expiration and adjustments of deferred tax assets	1,790,000	2,751,000	(95,630,000)
Change in valuation allowance	19,532,000	12,153,000	108,310,000
Other, net	250,000	243,000	76,000
Income tax (expense) benefit	$–	$–	$–

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2015 (CONTINUED)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets at April 30, 2015 and 2014 are as follows:

	2015	2014
Share-based compensation	$7,119,000	$4,716,000
Deferred revenue	2,840,000	2,370,000
Depreciation and amortization	530,000	664,000
Accrued liabilities	2,235,000	1,650,000
Net operating losses	133,800,000	117,592,000

Total deferred tax assets	146,524,000	126,992,000
Less valuation allowance	(146,524,000)	(126,992,000)

Net deferred tax assets	$–	$–

10.	BENEFIT PLAN

During fiscal year 1997, we adopted a 401(k) benefit plan (the “Plan”) for all full-time employees who are at least the age of 21 and have three or more months of continuous service. The Plan provides for employee contributions of up to 100% of their compensation on a tax deferred basis up to the maximum amount permitted by the Internal Revenue Code. We are not required to make matching contributions under the Plan and we made no matching contributions to the Plan since its inception through December 2009. Effective January 2010, we voluntarily agreed to match 50% of employee contributions of up to the first 6% of a participant’s annual eligible compensation for all Plan contributions, subject to certain IRS limitations. Effective January 2015, we voluntarily agreed to match between 50% and 100% of employee contributions as defined in the Plan amendment (based on years of service with us as summarized below) up to the first 6% of a participant’s annual eligible compensation for all Plan contributions, subject to certain IRS limitations.

Years of Service	Employer Match
1-3	50%
4-6	65%
7-9	80%
10 or more	100%

Under the Plan, each participating employee is fully vested in his or her contributions to the Plan and our contributions to the Plan will fully vest after six years of service. The expense related to our matching contributions to the Plan was $454,000, $300,000, and $284,000 for the fiscal years ended April 30, 2015, 2014, and 2013, respectively.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2015 (CONTINUED)

Segment information for the fiscal years ended April 30, 2015, 2014 and 2013 is summarized as follows:

	2015	2014	2013
Contract manufacturing services revenue	$26,744,000	$22,294,000	$21,333,000
Cost of contract manufacturing services	15,593,000	13,110,000	12,595,000
Gross profit	$11,151,000	$9,184,000	$8,738,000

Revenue from products in research and development	$37,000	$107,000	$350,000
Research and development expense	(42,996,000)	(27,723,000)	(24,306,000)
Selling, general and administrative expense	(18,691,000)	(17,274,000)	(13,134,000)
Other income (expense), net	141,000	344,000	268,000
Loss on early extinguishment of debt	–	–	(1,696,000)
Net loss	$(50,358,000)	$(35,362,000)	$(29,780,000)

Revenue generated from our contract manufacturing services segment during fiscal years ended April 30, 2015, 2014 and 2013 was derived from a limited number of customers. The percentages below represent revenue derived from each customer as a percentage of total contract manufacturing services revenue:

	2015	2014	2013

Halozyme Therapeutics, Inc.	79%	91%	81%
Customer A	12	–	–
Customer B	–	1	17
Other customers	9	8	2
Total	100%	100%	100%

In addition, we attribute contract manufacturing services revenue to the individual countries where the customer is headquartered. Contract manufacturing services revenue from customers are summarized by geographic location in the following table:

	2015	2014	2013
U.S.	$26,715,000	$22,225,000	$21,176,000
Non-U.S.	29,000	69,000	157,000
Total	$26,744,000	$22,294,000	$21,333,000

Revenue generated from our products in our research and development segment during fiscal years ended April 30, 2015, 2014 and 2013 were directly related to license revenue recognized under licensing agreements with an unrelated entity (Note 5).

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2015 (CONTINUED)

Our long-lived assets are located in the U.S. and consist of leasehold improvements, laboratory equipment, furniture and fixtures, office equipment and software, construction-in-progress and are net of accumulated depreciation. Long-lived assets by segment as of April 30, 2015 and 2014 consist of the following:

	2015	2014
Long-lived Assets, net:
Contract manufacturing services	$12,800,000	$1,956,000
Products in research and development	2,324,000	491,000
Total	$15,124,000	$2,447,000

12.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial information for each of the two most recent fiscal years is as follows:

	Quarter Ended
	April 30,	January 31,	October 31,	July 31,	April 30,	January 31,	October 31,	July 31,
	2015	2015	2014	2014	2014	2014	2013	2013
Net revenues	$9,308,000	$5,677,000	$6,300,000	$5,496,000	$6,474,000	$3,885,000	$7,354,000	$4,688,000
Gross profit (a)	$4,550,000	$2,564,000	$2,124,000	$1,913,000	$2,645,000	$1,469,000	$3,159,000	$1,911,000
Loss from operations	$(12,169,000)	$(13,022,000)	$(12,137,000)	$(13,171,000)	$(10,529,000)	$(9,743,000)	$(7,814,000)	$(7,620,000)
Net loss	$(12,135,000)	$(12,994,000)	$(12,100,000)	$(13,129,000)	$(10,248,000)	$(9,724,000)	$(7,790,000)	$(7,600,000)
Series E preferred stock accumulated dividends (b)	$(1,378,000)	$(1,033,000)	$(1,031,000)	$(1,028,000)	$(401,000)	$–	$–	$–
Net loss attributable to common stockholders	$(13,513,000)	$(14,027,000)	$(13,131,000)	$(14,157,000)	$(10,649,000)	$(9,724,000)	$(7,790,000)	$(7,600,000)
Basic and diluted loss per common share	$(0.07)	$(0.08)	$(0.07)	$(0.08)	$(0.06)	$(0.06)	$(0.05)	$(0. 05)

____________

(a)	Gross profit represents contract manufacturing revenue less cost of contract manufacturing.
(b)	Series E preferred stock accumulated dividends include dividends declared for the period (regardless of whether or not the dividends have been paid) and dividends accumulated for the period (regardless of whether or not the dividends have been declared).

13.	SUBSEQUENT EVENTS

Sale of Common Stock

Subsequent to April 30, 2015 and through July 14, 2015, we sold 6,534,400 shares of common stock at market prices under the July 2014 AMI Agreement (Note 6) for aggregate gross proceeds of $8,896,000. As of July 14, 2015, aggregate gross proceeds of $2,560,000 remained available under the July 2014 AMI Agreement.

Broad Based Annual Grant of Stock Options

On May 11, 2015, our Compensation Committee of the Board of Directors approved a broad based annual grant of stock options for fiscal year 2016 to substantially all of our employees, our three non-employee directors and one consultant to purchase an aggregate of 3,299,903 shares of common stock at an exercise price of $1.31. These stock options were granted under our 2011 Stock Incentive Plan and vest quarterly in equal installments over a two year period.

Series E Preferred Stock Dividend

On June 5, 2015, our Board of Directors declared a quarterly cash dividend of $0.65625 per share on our Series E Preferred Stock.  The dividend payment is equivalent to an annualized 10.50% per share, based on the $25.00 per share stated liquidation preference, accruing from April 1, 2015 through June 30, 2015.  The cash dividend of $1,033,000 was paid on July 1, 2015 to holders of the Series E Preferred Stock of record on June 19, 2015.

PEREGRINE PHARMACEUTICALS, INC.	SCHEDULE II

VALUATION OF QUALIFYING ACCOUNTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2015

	Balance at			Balance
	beginning			at end
Description	of period	Additions	Deductions	of period
Valuation reserve for trade and other receivables, and unbilled amounts
Year ended April 30, 2013	$111,000	$–	$(3,000)	$108,000
Year ended April 30, 2014	$108,000	$–	$(3,000)	$105,000
Year ended April 30, 2015	$105,000	$–	$(8,000)	$97,000

II-1