Form 10-Q
period 2015-07-31
PEREGRINE PHARMACEUTICALS INC
filed 2015-09-09
CIK 704562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________

FORM 10-Q

__________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

Yes ☐     No  ☒

As of September 4, 2015, there were 202,124,031 shares of common stock, $0.001 par value, outstanding.

PEREGRINE PHARMACEUTICALS, INC.

TABLE OF CONTENTS

The terms “we,” “us,” “our,” “the Company,” and “Peregrine,” as used in this Report on Form 10-Q refers to Peregrine Pharmaceuticals, Inc. and its wholly owned subsidiary, Avid Bioservices, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	JULY 31, 2015	APRIL 30, 2015
	Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,016,000	$68,001,000
Trade and other receivables, net	1,805,000	3,813,000
Inventories	10,457,000	7,354,000
Prepaid expenses and other current assets, net	1,052,000	1,355,000
Total current assets	72,330,000	80,523,000
Property and equipment, net	18,395,000	15,124,000
Other assets	1,307,000	1,817,000
TOTAL ASSETS	$92,032,000	$97,464,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,840,000	$10,385,000
Accrued clinical trial and related fees	4,106,000	3,910,000
Accrued payroll and related costs	3,094,000	4,606,000
Deferred revenue	8,291,000	6,630,000
Customer deposits	9,599,000	11,363,000
Other current liabilities	620,000	437,000
Total current liabilities	35,550,000	37,331,000

Deferred rent, less current portion	1,036,000	1,098,000
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock - $0.001 par value; authorized 5,000,000 shares; issued and outstanding – 1,574,764 and 1,574,764, respectively	2,000	2,000
Common stock-$0.001 par value; authorized 325,000,000 shares; issued and outstanding – 200,983,948 and 193,346,627, respectively	201,000	193,000
Additional paid-in capital	522,590,000	512,464,000
Accumulated deficit	(467,347,000)	(453,624,000)
Total stockholders’ equity	55,446,000	59,035,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$92,032,000	$97,464,000

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and comprehensive loss

	THREE MONTHS ENDED
	July 31, 2015	July 31, 2014
	Unaudited	Unaudited
REVENUES:
Contract manufacturing revenue	$9,379,000	$5,496,000
License revenue	292,000	–
Total revenues	9,671,000	5,496,000

COSTS AND EXPENSES:
Cost of contract manufacturing	4,608,000	3,583,000
Research and development	13,918,000	10,201,000
Selling, general and administrative	4,899,000	4,883,000
Total costs and expenses	23,425,000	18,667,000

LOSS FROM OPERATIONS	(13,754,000)	(13,171,000)

Interest and other income	31,000	42,000

NET LOSS	$(13,723,000)	$(13,129,000)

Comprehensive loss	$(13,723,000)	$(13,129,000)

Series E preferred stock accumulated dividends	(1,378,000)	(1,028,000)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(15,101,000)	$(14,157,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	197,317,374	179,118,255

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.08)	$(0.08)

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED JULY 31,
	2015	2014
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,723,000)	$(13,129,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,183,000	1,776,000
Depreciation and amortization	234,000	277,000
Changes in operating assets and liabilities:
Trade and other receivables, net	2,008,000	(59,000)
Inventories	(3,103,000)	(468,000)
Prepaid expenses and other current assets, net	303,000	536,000
Other non-current assets	15,000	(29,000)
Accounts payable	(2,851,000)	2,518,000
Accrued clinical trial and related fees	196,000	(2,546,000)
Accrued payroll and related expenses	(1,512,000)	(1,183,000)
Deferred revenue	1,661,000	(863,000)
Customer deposits	(1,764,000)	466,000
Other accrued expenses and current liabilities	183,000	108,000
Deferred rent	(62,000)	(47,000)
Net cash used in operating activities	(17,232,000)	(12,643,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquisitions	(1,099,000)	(1,349,000)
Decrease in other assets	395,000	516,000
Net cash used in investing activities	(704,000)	(833,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $275,000 and $14,000, respectively	9,891,000	421,000
Proceeds from issuance of Series E preferred stock, net of issuance costs of $516,000	–	9,484,000
Proceeds from exercise of stock options, net of issuance costs of nil and $3,000, respectively	93,000	112,000
Dividends paid on preferred stock	(1,033,000)	(771,000)
Principal payments on capital leases	–	(4,000)
Net cash provided by financing activities	8,951,000	9,242,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,985,000)	(4,234,000)

CASH AND CASH EQUIVALENTS, beginning of period	68,001,000	77,490,000

CASH AND CASH EQUIVALENTS, end of period	$59,016,000	$73,256,000

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable and other liabilities for purchase of property and equipment	$2,306,000	$128,000
Lease incentives	$–	$592,000

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2015 (unaudited)

1. ORGANIZATION AND BUSINESS

Peregrine Pharmaceuticals, Inc. is a biopharmaceutical company focused on developing novel investigational products that help utilize the body’s own immune system to fight cancer, also known as immunotherapy. Our lead immunotherapy candidate, bavituximab, is in Phase III development for the treatment of previously-treated non-small cell lung cancer (the “Phase III SUNRISE trial”) along with several investigator-sponsored trials evaluating other treatment combinations and additional oncology indications. Peregrine also has in-house manufacturing capabilities through its wholly-owned biomanufacturing subsidiary Avid Bioservices, Inc. (“Avid”), a contract manufacturing organization that provides fully integrated current Good Manufacturing Practices services Peregrine and its third-party customers.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended April 30, 2015. The condensed consolidated balance sheet at April 30, 2015, has been derived from audited financial statements at that date. The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented, with such adjustments consisting only of normal recurring adjustments. Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

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

In addition, our accompanying interim unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that we are unable to continue as a going concern.

Liquidity and Financial Condition

At July 31, 2015, we had $59,016,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect negative cash flows from operations to continue in the foreseeable future. Therefore, unless and until we are able to generate sufficient revenue from Avid’s contract manufacturing services or from the sale or licensing of our product candidates under development, we expect such losses to continue in the foreseeable future.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2015 (unaudited) (continued)

Historically, we have funded a significant portion of our operations through the issuance of equity. During the three months ended July 31, 2015, we raised $10,166,000 in aggregate gross proceeds from the sale of shares of our common stock (Note 6). Subsequent to July 31, 2015 and through September 9, 2015, we raised an additional $2,182,000 in aggregate gross proceeds from the sale of shares of our common stock under two separate At Market Issuance Sales Agreements (Note 12). As of September 9, 2015, $148,199,000 remained available to us under our two effective shelf registration statements, which allows us from time to time to offer and sell shares of our common stock or preferred stock, in one or more offerings, either individually or in combination.

Our ability to raise additional capital in the equity markets to fund our obligations in future periods is dependent on a number of factors, including, but not limited to, the market demand for our common stock or 10.5% Series E Convertible Preferred Stock (the “Series E Preferred Stock”). The market demand or liquidity of our common stock or Series E Preferred Stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trial results and significant delays in one or more clinical trials. If we are unable to either (i) raise sufficient capital in the equity markets, (ii) license or partner our products in development, or (iii) generate additional revenue from Avid, or any combination thereof, we may need to delay, scale back, or eliminate some or all our research and development efforts, delay the commercial launch of bavituximab, if approved, or restructure our operations. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

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

Our trade receivables from amounts billed for contract manufacturing services provided by Avid have historically been derived from a small customer base. Most contracts require up-front payments and installment payments during the service period. We perform periodic evaluations of the financial condition of our customers and generally do not require collateral, but we can terminate any contract if a material default occurs. Approximately 88% and 97% of the trade receivables balance at July 31, 2015 and April 30, 2015 (Note 3), respectively, represents amounts due from two customers.

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
FOR THE THREE MONTHS ENDED JULY 31, 2015 (unaudited) (continued)

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
FOR THE THREE MONTHS ENDED JULY 31, 2015 (unaudited) (continued)

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2015 (unaudited) (continued)

As of July 31, 2015 and April 30, 2015, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash and cash equivalents, which are primarily invested in money market funds with one major commercial bank, are carried at fair value based on quoted market prices for identical securities (Level 1 input).

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

Clinical trial costs are a significant component of our research and development expenses. We have a history of contracting with third parties that perform various clinical trial activities on our behalf in the ongoing development of our product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flow. Expenses related to clinical trials are accrued based on our estimates and/or representations from third parties (including clinical research organizations) regarding services performed. If the contracted amounts are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), we modify our accruals accordingly on a prospective basis. Revisions in the scope of a contract are charged to expense in the period in which the facts that give rise to the revision become reasonably certain. There were no material adjustments for a change in estimate to research and development expenses in the accompanying interim unaudited condensed consolidated financial statements for the three months ended July 31, 2015 and 2014.

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

Share-based Compensation

We account for stock options and other share-based awards granted under our equity compensation plans in accordance with the authoritative guidance for share-based compensation. The estimated fair value of share-based payments to employees in exchange for services is measured at the grant date, using a fair value based method, such as a Black-Scholes option valuation model, and is recognized as expense on a straight-line basis over the requisite service periods. The fair value of modifications to share-based awards, if any, is generally estimated using a Black-Scholes option valuation model, unless a lattice model is required. Share-based compensation expense recognized during the period is based on the value of the portion of the share-based payment that is ultimately expected to vest during the period. In addition, as of July 31, 2015, there were no outstanding share-based awards with market or performance conditions.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2015 (unaudited) (continued)

Periodically, we grant stock options and other share-based awards to non-employee consultants, which we account for in accordance with the authoritative guidance for share-based compensation. The cost of non-employee services received in exchange for share-based awards are measured based on either the fair value of the consideration received or the fair value of the share-based award issued, whichever is more reliably measurable. In addition, guidance requires share-based compensation related to unvested options and awards issued to non-employees to be recalculated at the end of each reporting period based upon the fair market value on that date until the share-based award has vested, and any cumulative catch-up adjustment to share-based compensation resulting from the re-measurement is recognized in the current period (Note 7).

Basic and Dilutive Net Loss Per Common Share

Basic net loss per common share is computed by dividing our net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period excluding the dilutive effects of stock options, shares of common stock expected to be issued under our employee stock purchase plan, warrants, and Series E Preferred Stock outstanding during the period. Diluted net loss per common share is computed by dividing our net loss attributable to common stockholders by the sum of the weighted average number of shares of common stock outstanding during the period plus the potential dilutive effects of stock options, shares of common stock expected to be issued under our employee stock purchase plan, warrants, and Series E Preferred Stock outstanding during the period. Net loss attributable to common stockholders represents our net loss plus Series E Preferred Stock accumulated dividends. Series E Preferred Stock accumulated dividends include dividends declared for the period (regardless of whether or not the dividends have been paid) and dividends accumulated for the period (regardless of whether or not the dividends have been declared).

The potential dilutive effect of stock options, shares of common stock expected to be issued under our employee stock purchase plan, and warrants outstanding during the period was calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. The potential dilutive effect of Series E Preferred Stock outstanding during the period was calculated using the if-converted method assuming the conversion of Series E Preferred Stock as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. However, because the impact of stock options, shares of common stock expected to be issued under our employee stock purchase plan, warrants, and Series E Preferred Stock are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per common share amounts for the three months ended July 31, 2015 and 2014.

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of outstanding stock options and shares of common stock expected to be issued under our employee stock purchase plan, to purchase up to an aggregate of 2,834,924 and 5,026,166 shares of common stock for the three months ended July 31, 2015 and 2014, respectively, since their impact are anti-dilutive during periods of net loss.

The calculation of weighted average diluted shares outstanding also excludes weighted average outstanding stock options and warrants to purchase up to an aggregate of 15,893,000 and 4,885,058 shares of common stock for the three months ended July 31, 2015 and 2014, respectively, as their exercise prices were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect. In addition, weighted average shares of 13,237,860 and 8,159,545, assuming the issuance of common stock upon conversion of outstanding Series E Preferred Stock for the three months ended July 31, 2015 and 2014, respectively, were also excluded from the calculation of weighted average diluted shares outstanding as the conversion price was greater than the average market price during the respective periods, resulting in an anti-dilutive effect.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2015 (unaudited) (continued)

Pending Adoption of Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers, which guidance in this update will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance when it becomes effective. ASU No. 2014-09 affects any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of ASU No. 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 by one year, but permits entities to adopt one year earlier if they choose (i.e., the original effective date). As such, ASU No. 2014-09 will be effective for annual reporting periods ending after December 15, 2017, which will be our fiscal year 2019 beginning May 1, 2018. We are currently in the process of evaluating the impact of adoption of ASU No. 2014-09 on our consolidated financial statements and related disclosures, including what transition method will be elected.

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

In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity. ASU No. 2014-16 clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. In addition, ASU No. 2014-16 clarifies that in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (that is, the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. The effects of initially adopting ASU No. 2014-16 should be applied on a modified retrospective basis to existing hybrid financial instruments issued in a form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. ASU No. 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, which will be our fiscal year 2017 beginning May 1, 2016. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption of ASU No. 2014-16 on our consolidated financial statements and related disclosures.

In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Updates. ASU No. 2015-10 is intended to correct differences between original guidance and the Codification, clarify the guidance, correct references and make minor improvements affecting a variety of topics. ASU No. 2015-10 covers a wide range of topics in the Codification and is generally categorized as follows: Amendments Related to Differences between Original Guidance and the Codification; Guidance Clarification and Reference Corrections; Simplification; and, Minor Improvements. The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015, which will be our fiscal year 2017 beginning May 1, 2016. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption of ASU No. 2015-10 on our consolidated financial statements and related disclosures.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2015 (unaudited) (continued)

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  ASU 2015-11 requires that for entities that measure inventory using the first-in, first-out method, inventory should be measured at the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, which will be our fiscal year 2018 beginning May 1, 2017, and interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently in the process of evaluating the impact of adoption of ASU No. 2015-11 on our consolidated financial statements and related disclosures.

3. Trade and other RECEIVABLEs

Trade and other receivables, net, consists of the following:

	July 31, 2015	April 30, 2015
Trade receivables(1)	$1,417,000	$3,423,000
Other receivables, net	388,000	390,000
Trade and other receivables, net	$1,805,000	$3,813,000

______________

(1)	Represents amounts billed for contract manufacturing services provided by Avid.

We continually monitor our allowance for doubtful accounts for all receivables. We apply judgment in assessing the ultimate realization of our receivables and we estimate an allowance for doubtful accounts based on various factors, such as, the aging of accounts receivable balances, historical experience, and the financial condition of our customers. Based on our analysis of our receivables as of July 31, 2015 and April 30, 2015, we determined an allowance for doubtful accounts of $5,000 and $5,000, respectively, was necessary with respect to our other receivables, and no allowance was necessary with respect to our trade receivables.

4. PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related asset, generally ranging from three to ten years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Construction-in-progress, which represents direct costs related to the construction of a manufacturing facility, is not depreciated until the asset is completed and placed into service. No interest was incurred or capitalized as construction-in-progress as of July 31, 2015.

Property and equipment, net, consists of the following:

	July 31, 2015	April 30, 2015
Leasehold improvements	$1,564,000	$1,538,000
Laboratory equipment	6,112,000	5,965,000
Furniture, fixtures, office equipment and software	4,023,000	3,991,000
Construction-in-progress	15,119,000	11,819,000
	26,818,000	23,313,000
Less accumulated depreciation and amortization	(8,423,000)	(8,189,000)
Property and equipment, net	$18,395,000	$15,124,000

Depreciation and amortization expense for three months ended July 31, 2015 and 2014 was $234,000 and $277,000, respectively.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2015 (unaudited) (continued)

5. INVENTORIES

Inventories are stated at the lower of cost or market and primarily include raw materials, direct labor and overhead costs (work-in-process) associated with our wholly-owned subsidiary, Avid. Cost is determined by the first-in, first-out method. Inventories consist of the following:

	July 31, 2015	April 30, 2015
Raw materials	$6,176,000	$3,821,000
Work-in-process	4,281,000	3,533,000
Total inventories	$10,457,000	$7,354,000

6. STOCKHOLDERS’ EQUITY

Common Stock

Our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity.

During the three months ended July 31, 2015, we issued common stock under the following At Market Issuance Sales Agreement:

On June 13, 2014, we entered into an At Market Issuance Sales Agreement (“June 2014 AMI Agreement”), with MLV & Co. LLC (“MLV”), as amended on April 13, 2015, pursuant to which we may sell shares of our common stock through MLV, as agent, for aggregate gross proceeds of up to $25,000,000, in registered transactions from our shelf registration statement on Form S-3 (File No. 333-201245), which was declared effective by the SEC on January 15, 2015. During the three months ended July 31, 2015, we sold 7,538,230 shares of common stock at market prices under the June 2014 AMI Agreement, as amended, for aggregate gross proceeds of $10,166,000 before deducting commissions and other issuance costs of $275,000. As of July 31, 2015, aggregate gross proceeds of up to $1,290,000 remained available under the June 2014 AMI Agreement, as amended.

Series E Preferred Stock

June 2014 Series E AMI Agreement

On June 13, 2014, we entered into an At Market Issuance Sales Agreement (“Series E AMI Agreement”) with MLV, pursuant to which we may issue and sell shares of our Series E Preferred Stock through MLV, as agent, for aggregate gross proceeds of up to $30,000,000, in registered transactions from our shelf registration statement on Form S-3 (File No. 333-193113), which was declared effective by the SEC on January 16, 2014. No shares of Series E Preferred Stock were issued or sold during the three months ended July 31, 2015 under the Series E AMI Agreement. As of July 31, 2015, aggregate gross proceeds of up to $10,795,000 remained available under the Series E AMI Agreement.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2015 (unaudited) (continued)

(iii) Following a change of control (as defined in the Certificate of Designations)of our company by a person or entity, we (or the acquiring entity) may, at our option, redeem the Series E Preferred Stock, in whole but not in part, within 120 days after the date on which the change of control has occurred for cash, at the redemption price;

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

(vii) The Series E Preferred Stock has no stated maturity date or mandatory redemption and is senior to all of our other securities;

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

Shares of Common Stock Authorized and Reserved for Future Issuance

We are authorized to issue up to 325,000,000 shares of our common stock. As of July 31, 2015, 200,983,948 shares of our common stock were issued and outstanding. In addition, our common stock outstanding as of July 31, 2015 excluded the following shares of common stock reserved for future issuance:

•	24,721,484 shares of common stock reserved for issuance under outstanding option grants and available for issuance under our stock incentive plans;
•	2,443,056 shares of common stock reserved for and available for issuance under our Employee Stock Purchase Plan;
•	273,280 shares of common stock issuable upon exercise of outstanding warrants; and
•	45,668,156 shares of common stock issuable upon conversion of our outstanding Series E Preferred Stock (1).

_____________

(1)	The Series E Preferred Stock is convertible into a number of shares of common stock determined by dividing the liquidation preference of $25.00 per share by the conversion price, currently $3.00 per share. If all outstanding Series E Preferred Stock were converted at the $3.00 per share conversion price, the holders of Series E Preferred Stock would receive an aggregate of 13,123,033 shares of our common stock. However, we have reserved the maximum number of shares of our common stock that could be issued upon a change of control event assuming our shares of common stock are acquired for consideration of $0.855 per share or less. In this scenario, each outstanding share of Series E Preferred Stock could be converted into 29 shares of common stock, representing the Share Cap.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2015 (unaudited) (continued)

7. equity compensation plans

Stock Incentive Plans

As of July 31, 2015, we had an aggregate of 24,721,484 shares of common stock reserved for issuance under our stock incentive plans, of which, 23,867,253 shares were subject to outstanding options and 854,231 shares were available for future grants of share-based awards.

The following summarizes our stock option transaction activity for the three months ended July 31, 2015:

Stock Options	Shares	Weighted Average Exercisable Price
Outstanding, May 1, 2015	20,708,672	$ 1.54
Granted	3,523,911	$ 1.31
Exercised	(99,091)	$ 0.94
Canceled or expired	(266,239)	$ 1.70
Outstanding, July 31, 2015	23,867,253	$ 1.51

Employee Stock Purchase Plan

We have reserved a total of 5,000,000 shares of common stock to be purchased under our 2010 Employee Stock Purchase Plan (the “ESPP”), of which 2,443,056 shares remained available to purchase at July 31, 2015. The ESPP allows eligible employees on a voluntary basis to purchase shares of our common stock directly from us. Under the ESPP, we sell shares to participants at a price equal to the lesser of 85% of the fair market value of our common stock at the (i) beginning of a six-month offering period, or (ii) end of the six-month offering period. The ESPP provides for two six-month offering periods each year; the first offering period begins on the first trading day on or after each November 1; the second offering period begins on the first trading day on or after each May 1. No shares were purchased under the ESPP during the three months ended July 31, 2015 as the current six-month offering period ends on October 31, 2015.

Share-Based Compensation

Total share-based compensation expense is included in the accompanying interim unaudited condensed consolidated statements of operations as follows:

	Three Months Ended July 31,
	2015	2014
Cost of contract manufacturing	$13,000	$24,000
Research and development	471,000	743,000
Selling, general and administrative	699,000	1,009,000
Total share-based compensation expense	$1,183,000	$1,776,000

Share-based compensation from:
Stock options	$1,124,000	$1,697,000
Employee stock purchase plan	59,000	79,000
	$1,183,000	$1,776,000

As of July 31, 2015, the total estimated unrecognized compensation cost related to non-vested employee stock options was $5,946,000. This cost is expected to be recognized over a weighted average vesting period of 1.63 years based on current assumptions. In addition, as of July 31, 2015, the total estimated unrecognized compensation cost related to non-vested stock options granted to non-employees was $130,000 based on a July 31, 2015 measurement date. This cost is expected to be recognized over a weighted average vesting period of 0.95 years.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2015 (unaudited) (continued)

8. WARRANTS

No warrants were issued or exercised during the three months ended July 31, 2015. As of July 31, 2015, warrants to purchase 273,280 shares of our common stock at an exercise price of $2.47 were outstanding and are exercisable through August 30, 2018.

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

Segment information is summarized as follows:

	Three Months Ended July 31,
	2015	2014
Contract manufacturing services revenue	$9,379,000	$5,496,000
Cost of contract manufacturing services	4,608,000	3,583,000
Gross profit	4,771,000	1,913,000
Revenue from products in research and development	292,000	–
Research and development expense	(13,918,000)	(10,201,000)
Selling, general and administrative expense	(4,899,000)	(4,883,000)
Interest and other income	31,000	42,000
Net loss	$(13,723,000)	$(13,129,000)

Revenue generated from our contract manufacturing services segment was derived from a limited number of customers. The percentages below represent revenue derived from each customer as a percentage of total contract manufacturing services revenue:

	Three Months Ended July 31,
	2015	2014
Halozyme Therapeutics, Inc.	84%	100%
Customer A	15%	–
Other customers	1%	–
Total	100%	100%

In addition, during the three months ended July 31, 2015 and 2014, contract manufacturing services revenue was derived solely from U.S. based customers.

Revenue generated from our products in our research and development segment during the three months ended July 31, 2015 was directly related to license revenue recognized under certain agreements with an unrelated entity (Note 11).

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2015 (unaudited) (continued)

Our long-lived assets are located in the U.S. and consist of leasehold improvements, laboratory equipment, furniture and fixtures, office equipment and software, construction-in-progress and are net of accumulated depreciation. Long-lived assets by segment consist of the following:

	July 31, 2015	April 30, 2015
Long-lived Assets, net:
Contract manufacturing services	$16,140,000	$12,800,000
Products in research and development	2,255,000	2,324,000
Total	$18,395,000	$15,124,000

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2015 (unaudited) (continued)

Other Legal Matters

On September 24, 2012, we filed a lawsuit, captioned Peregrine Pharmaceuticals, Inc. v. Clinical Supplies Management, Inc., Case No. 8:12-cv-01608 JST(AN) (C.D. Cal), against Clinical Supplies Management, Inc. (“CSM”), in the U.S. District Court for the Central District of California. In 2010, we had contracted with CSM as our third-party vendor responsible for distribution of the blinded investigational product used in our bavituximab Phase IIb second-line NSCLC trial. As part of the routine collection of data in advance of an end-of-Phase II meeting with regulatory authorities, we discovered major discrepancies between some patient sample test results and patient treatment code assignments. Consequently, we filed this lawsuit against CSM alleging, among other causes of action, breach of contract, negligence, negligence per se, constructive fraud and negligent misrepresentation arising from CSM’s performance of its contracted services. We are seeking monetary damages. On June 5, 2014, CSM filed with the court a Notice of Motion and Motion for Partial Summary Judgment seeking partial summary judgment on our claims for damages on the grounds that the limitation of liability clauses contained in our master services agreement with CSM are valid and enforceable. Our opposition to CSM’s motion was filed with the court on June 23, 2014, and the hearing on the motion was held on July 28, 2014. On July 30, 2014, the court issued its order holding that the limitation of liability clause did not apply to our claims for active negligence, negligent misrepresentation and constructive fraud, but did apply to our causes of action for breach of contract, passive negligence and negligence per se. On March 27, 2015, CSM filed with the court a Notice of Motion and Motion for Partial Summary Judgment seeking partial summary judgment on our claims for damages on the grounds that the causes of action for negligence, negligence per se, negligent misrepresentation, and constructive fraud are barred by the economic loss doctrine, as well as that the causes of action for negligent misrepresentation and constructive fraud cannot be established as a matter of law. Our opposition to CSM’s motion was filed with the court on April 13, 2015 and CSM’s reply to our motion was filed on April 20, 2015.  On June 22, 2015, the court issued its order granting CSM’s Motion for Partial Summary Judgment. On September 8, 2015, we and CSM entered into a confidential settlement and release agreement to resolve all claims related to the complaint we filed on September 24, 2012 against CSM. Pursuant to the terms of the Settlement Agreement, (i) all claims asserted in the litigation by us will be dismissed with prejudice, (ii) each of the parties to the litigation will receive a full release of all claims, of any nature whatsoever, whether known or unknown, and (iii) CSM will pay to us the sum of $600,000 within thirty (30) days. We will record the settlement amount when payment is received.

11. LICENSING AGREEMENTS

During May 2010, we entered into an assignment agreement and a license agreement (collectively, the “Agreements”) with an unrelated entity to develop our Tumor Necrosis Therapy technologies in certain Asia-Pacific Economic Cooperation countries.  We determined, pursuant to the authoritative guidance for revenue recognition for multiple element arrangements applied as of the transaction date, to utilize the residual method to allocate the consideration received under the arrangement.  Under the residual method, the amount of consideration allocated to all other elements in the arrangement (delivered and undelivered) equals the total arrangement consideration less the aggregate fair value of the undelivered elements with stand-alone fair value (i.e., manufacturing commitment services).  During May 2015, all obligations and commitments associated with the undelivered elements (i.e., manufacturing commitment services) expired in accordance with the terms of the Agreements and therefore, we recognized revenue of $292,000, which amount is included in license revenue in the accompanying interim unaudited condensed consolidated financial statements for the three months ended July 31, 2015.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2015 (unaudited) (continued)

12. SUBSEQUENT EVENTS

Sale of Common Stock

June 2014 AMI Agreement - Subsequent to July 31, 2015 and through September 9, 2015, we sold 1,091,508 shares of common stock at market prices under the June 2014 AMI Agreement (Note 6) for aggregate gross proceeds of $1,290,000. As of September 9, 2015, we had raised the full amount of gross proceeds available to us under the June 2014 AMI Agreement.

August 2015 AMI Agreement - On August 7, 2015, we entered into an At Market Issuance Sales Agreement (“August 2015 AMI Agreement”), with MLV, pursuant to which we may sell shares of our common stock through MLV, as agent, for aggregate gross proceeds of up to $30,000,000. The shares of our common stock issuable under the August 2015 AMI Agreement are registered for sale to the public pursuant to a prospectus supplement filed on August 7, 2015 with the SEC in connection with a takedown from our shelf registration statement on Form S-3 (File No. 333-201245). We will pay MLV a commission equal to 2.5% of the gross proceeds from the sale of our common stock pursuant to the August 2015 AMI Agreement. As of September 9, 2015, we sold 752,760 shares of common stock at market prices under the August 2015 AMI Agreement for aggregate gross proceeds of $892,000.

Equity Distribution Agreement - On August 7, 2015, we entered into an Equity Distribution Agreement, with Noble International Investments, Inc., doing business as Noble Life Science Partners, a division of Noble Financial Capital Markets (“Noble”), pursuant to which we may sell shares of our common stock through Noble, as agent, for aggregate gross proceeds of up to $20,000,000. The shares of our common stock issuable under the Equity Distribution Agreement are registered for sale to the public pursuant to a prospectus supplement filed on August 7, 2015 with the SEC in connection with a takedown from our shelf registration statement on Form S-3 (File No. 333-201245). We will pay Noble a commission equal to 2.5% of the gross proceeds from the sale of our common stock pursuant to the Equity Distribution Agreement. As of September 9, 2015, we had not sold any shares of common stock under the Equity Distribution Agreement.

Series E Preferred Stock Dividend

On September 8, 2015, our Board of Directors declared a quarterly cash dividend of $0.65625 per share on our Series E Preferred Stock. The dividend payment is equivalent to an annualized 10.50% per share, based on the $25.00 per share stated liquidation preference, accruing from July 1, 2015 through September 30, 2015. The cash dividend is payable on October 1, 2015 to holders of the Series E Preferred Stock of record on September 18, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent our projections, estimates, expectations or beliefs concerning among other things, financial items that relate to management’s future plans or objectives or to our future economic and financial performance.  In some cases, you can identify these statements by terminology such as “may”, “should”, “plans”, “believe”, “will”, “anticipate”, “estimate”, “expect” “project”, or “intend”, including their opposites or similar phrases or expressions. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by us or any other person that our events or plans will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in Part II, Section 1A of this Quarterly Report on Form 10-Q, Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2015, and the reports we file from time to time with the Securities and Exchange Commission (“SEC”) after the date of this Quarterly Report. Actual results may differ materially from any forward looking statement.

Company Overview

We are a biopharmaceutical company focused on developing novel investigational products that help utilize the body’s own immune system to fight cancer, also known as immunotherapy. Our lead immunotherapy candidate, bavituximab, is in Phase III development for the treatment of previously-treated non-small cell lung cancer (the “Phase III SUNRISE trial”) along with several investigator-sponsored and planned company-sponsored trials evaluating other treatment combinations and additional oncology indications. In addition to our product development efforts, we operate a wholly-owned biomanufacturing subsidiary, Avid Bioservices, Inc., a contract manufacturing organization that provides fully integrated current Good Manufacturing Practices services from cell line development to commercial biomanufacturing for its third-party customers while also supporting the clinical and potential commercial drug supply of bavituximab.

Product Development

Bavituximab is the lead immunotherapy candidate from our phosphatidylserine (“PS”)-targeting technology platform. The PS-targeting platform includes monoclonal antibodies that target a highly immunosuppressive molecule usually located inside the membrane of healthy cells, but “flips” and becomes exposed on the outside of cells and microvesicles in the tumor microenvironment, causing the tumor to evade immune detection. PS-targeting antibodies block this immunosuppressive pathway and simultaneously activate adaptive immunity, thereby enabling the immune system to recognize and fight the tumor.

Our primary focus for the PS-targeting platform is to continue to advance our ongoing bavituximab Phase III SUNRISE trial for the treatment of previously-treated non-small cell lung cancer (“NSCLC”), continue to explore the broader immunotherapeutic applications of bavituximab for the treatment of cancer in combination with chemotherapy and other immunotherapy agents by initiating additional Company-sponsored trials and advancing existing investigator-sponsored trials (“ISTs”), and to explore the broader potential uses of the PS-targeting technology platform.

The following represents an overview of our company and investigator-sponsored bavituximab clinical trials that are currently ongoing or planned:

Product Candidate	Indication; Trial Design	Phase	Status
Bavituximab PS-Targeting Monoclonal Antibody (oncology)	Previously-treated non-small cell lung cancer (“NSCLC”); randomized, double blind, placebo-controlled, combined with docetaxel (“Phase III SUNRISE trial”)	III	Trial initiated in December 2013; Patient enrollment is expected to be completed by the end of calendar year 2015. No clinical data reported to date.
	Previously-treated metastatic NSCLC; randomized, open-label trial comparing the anti-PD-1 monoclonal antibody nivolumab (marketed as Opdivo®) versus nivolumab plus bavituximab	II	Expect to initiate trial by end of calendar year 2015.
	HER2 negative metastatic breast cancer; open-label trial comparing either docetaxel or paclitaxel (physician’s choice) with or without bavituximab	II/III	Expect to initiate trial by end of calendar year 2015.
	Multiple solid tumors; open-label trial combining the anti-PD-L1 monoclonal antibody durvalumab (MEDI4736) and bavituximab with chemotherapy	I/Ib	Trial will be conducted in collaboration with AstraZeneca pursuant to an agreement signed in August 2015. Clinical trial details are currently being finalized.
	Stage II/III rectal adenocarcinoma; single arm, open-label, combined with capecitabine and radiation therapy	I	Patient enrollment ongoing. No clinical data reported to date.
	Advanced melanoma; randomized, open label, combined with ipilimumab	Ib	Patient enrollment ongoing. No clinical data reported to date.

The following represents additional information, including any supporting trial data, of our company and investigator-sponsored bavituximab clinical trials by indication:

Bavituximab and Docetaxel in Previously-Treated NSCLC

Bavituximab is our lead immunotherapy candidate in Phase III development for the treatment of previously-treated NSCLC. The design of the Phase III SUNRISE (Stimulating ImmUne RespoNse thRough BavItuximab in a PhaSE III Lung Cancer Study) trial was supported by promising data from our prior Phase IIb second-line NSCLC trial in the same indication, which final data was presented at the 2013 American Society of Clinical Oncology Annual Meeting. In December 2013, we initiated the Phase III SUNRISE trial. In addition, in January 2014, we announced that bavituximab received Fast Track designation by the U.S. Food and Drug Administration for combination with docetaxel in patients with previously-treated non-squamous NSCLC.

The Phase III SUNRISE trial is a randomized, double-blind, placebo-controlled trial evaluating bavituximab plus docetaxel versus docetaxel plus placebo in approximately 600 patients at clinical sites worldwide. The trial is enrolling stage IIIb/IV non-squamous NSCLC patients who have progressed after standard front-line platinum-containing chemotherapy doublet. Patients are randomized into one of two treatment arms. One treatment arm receives docetaxel (75 mg/m2), up to six 21-day cycles, in combination with bavituximab (3 mg/kg) weekly until progression or toxicity. The other treatment arm receives docetaxel (75 mg/m2), up to six 21-day cycles, in combination with placebo weekly until progression or toxicity. The primary endpoint of the trial is overall survival. This trial is currently enrolling patients and we expect to complete enrollment by the end of calendar year 2015.

Bavituximab and Opdivo® in Previously-Treated NSCLC

In June 2015, we announced plans to expand the potential market opportunity of bavituximab in NSCLC by initiating a clinical trial of bavituximab and Opdivo® (nivolumab) in previously-treated NSCLC. The trial is expected to be an open-label multi-center, randomized Phase II trial comparing the anti-PD-1 monoclonal antibody nivolumab (marketed as Opdivo®) versus nivolumab plus bavituximab in patients with previously-treated metastatic NSCLC. Enrollment will include patients with squamous and non-squamous NSCLC who have not received a prior PD-L1 or PD-1 inhibitor. The primary endpoint of this trial will be overall response rate with secondary endpoints including tumor response and duration, progression free survival, overall survival and safety. We expect to initiate the trial by the end of calendar year 2015.

Bavituximab in HER2-negative Metastatic Breast Cancer (“MBC”)

In June 2015, we announced plans to initiate a Phase II/III open-label trial of physician's choice of either docetaxel or paclitaxel with or without bavituximab in patients with HER2 negative metastatic breast cancer. The primary endpoint for the Phase II trial will be overall response rate. The trial was based upon consistent positive clinical experience in three prior clinical studies of bavituximab and docetaxel or paclitaxel in advanced breast cancer. We expect to initiate the trial by the end of calendar year 2015.

Bavituximab and Durvalumab (MEDI4736) in Solid Tumors

Bavituximab and durvalumab are investigational immunotherapies with different mechanisms that assist the body's immune system in fighting cancer. Bavituximab is a monoclonal antibody that targets phosphatidylserine, a highly immune-suppressive molecule exposed broadly on the surface of cells and microvesicles in the tumor microenvironment.  Bavituximab increases activated T-cells in tumors and fights cancer by reversing the immunosuppressive environment that many tumors establish in order to proliferate. Durvalumab is a monoclonal antibody directed against programmed cell death ligand 1 (PD-L1). Signals from PD-L1 help tumors avoid detection by the immune system. Preclinical data have demonstrated that combining the enhanced T-cell mediated anti-tumor activity of bavituximab with checkpoint inhibitors, like PD-L1 antibodies, may prolong the ability of tumor-specific T-cells to continue attacking the tumor.

In August 2015, we entered into a collaboration with AstraZenaca on a non-exclusive basis to evaluate the combination of bavituximab and durvalumab with chemotherapy in a planned Phase I/Ib trial. The Phase I part of the trial is expected to establish a recommended dose regimen for the combination and the Phase Ib part of the trial will assess the safety and efficacy of the investigational combination. The clinical trial details are currently being finalized by us and AstraZenaca.

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

Integrated Biomanufacturing Subsidiary

In addition to our product development efforts, we operate a wholly-owned biomanufacturing subsidiary, Avid Bioservices, Inc. (“Avid”), a contract manufacturing organization that provides fully integrated current Good Manufacturing Practices (“cGMP”) services from cell line development to commercial cGMP biomanufacturing for us and third-party customers. In addition to generating revenue from third-party customers, Avid is strategically integrated with us to manufacture our clinical drug supply of bavituximab while also preparing for the potential commercial launch of bavituximab. Contract manufacturing revenue generated by Avid, has historically been derived from a small customer base. For information regarding our revenue generated from third-party customers, refer to Note 9, “Segment Reporting” of the accompanying interim unaudited condensed consolidated financial statements.

During December 2014, we announced expansion plans that could more than double Avid’s current manufacturing capacity to support the potential commercial manufacturing of bavituximab while also providing sufficient additional capacity to meet the anticipated growth of Avid’s business. The new facility is located within an existing 40,000 square foot warehouse located adjacent to our current headquarters in Tustin, California and was designed to accommodate multiple single-use bioreactors up to 2,000 liter scale. The new manufacturing suite is fully built and the first internal pilot run is currently underway to verify all systems and equipment are properly functioning. We plan to announce the official launch of the facility in the near term.

Results of Operations

The following table compares the interim unaudited condensed consolidated statements of operations for the three-month periods ended July 31, 2015 and 2014. This table provides you with an overview of the changes in the condensed consolidated statements of operations for the comparative periods, which are further discussed below.

	2015	2014	$ Change
REVENUES:
Contract manufacturing revenue	$9,379,000	$5,496,000	$3,883,000
License revenue	292,000	–	292,000
Total revenues	9,671,000	5,496,000	4,175,000

COSTS AND EXPENSES:
Cost of contract manufacturing	4,608,000	3,583,000	1,025,000
Research and development	13,918,000	10,201,000	3,717,000
Selling, general and administrative	4,899,000	4,883,000	16,000

Total costs and expenses	23,425,000	18,667,000	4,758,000

LOSS FROM OPERATIONS	(13,754,000)	(13,171,000)	(583,000)

Interest and other income	31,000	42,000	(11,000)

NET LOSS	$(13,723,000)	$(13,129,000)	$(594,000)

Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year.

Contract Manufacturing Revenue

The increase in contract manufacturing revenue of $3,883,000 (or 71%) during the three months ended July 31, 2015 compared to the same period in the prior year was primarily due to an increase in the number of manufacturing runs completed and shipped in the current year period compared to the prior year period.

Based on the current commitments for manufacturing services from Avid’s third-party customers and the anticipated completion of in-process third-party customer manufacturing runs, we expect contract manufacturing revenue for the current fiscal year to continue to increase in comparison to fiscal year 2015.

License Revenue

The increase in license revenue of $292,000 during the three months ended July 31, 2015 compared to the same period in the prior year was directly related to revenue recognized in accordance with the terms of an assignment agreement and a license agreement with an unrelated entity as further described in Note 11, “Licensing Agreements” of the accompanying interim unaudited condensed consolidated financial statements. Based on our existing licensing agreements, we do not expect license revenue to be a significant source of revenue for the current fiscal year.

Cost of Contract Manufacturing

The increase in cost of contract manufacturing of $1,025,000 (or 29%) during the three months ended July 31, 2015 compared to the same period in the prior year was directly related to the current year three-month period increase in contract manufacturing revenue. In addition, we saw an improvement in our gross margin, which increased to 51% in the current year three-month period compared to 35% in the same prior year period. This improvement can primarily be attributed to the current year period increase in the number of manufacturing runs completed and shipped and the higher gross margins associated with these services, combined with a prior year period write-off of unusable work-in-process inventory.

Research and Development Expenses

Research and development expenses primarily include (i) payroll and related costs and share-based compensation expense (non-cash), associated with research and development personnel, (ii) costs related to clinical trials and preclinical testing, (iii) costs to develop and manufacture our product candidates, including raw materials and supplies, product testing, depreciation, and facility related expenses, (iv) expenses for research services provided by universities and contract laboratories, including sponsored research funding, and (v) other research and development expenses. Research and development expenses are charged to expense as incurred when these expenditures relate to our research and development efforts and have no alternative future uses.

For the three months ended July 31, 2015 and 2014, approximately 99% and 96%, respectively, of our total research and development expenses related to our PS-Targeting platform, which includes our lead immunotherapy candidate, bavituximab.

The increase in research and development expenses of $3,717,000 (or 36%) during the three months ended July 31, 2015 compared to the same period in the prior year was due to a current period increase in PS-targeting expenses of $4,034,000 primarily associated with (i) an increase of $1,638,000 in costs associated our Phase III SUNRISE trial, (ii) an increase of $1,571,000 in manufacturing costs as we prepare bavituximab for commercial production, if approved for sale, and (iii) an increase of $849,000 in payroll and related expenses primarily associated with increased employee headcount as we prepare for the potential commercial production of bavituximab. This increase in PS-targeting expenses was offset by the current period decrease in expenses related to our other technologies of $317,000 as our current period research and development efforts were primarily focused on advancing our PS-targeting technology platform.

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

Looking beyond fiscal year 2016, we expect to continue to direct the majority of our research and development expenses towards our PS-targeting technology platform although it is extremely difficult for us to reasonably estimate all future research and development costs associated with each of our technologies due to the number of unknowns and uncertainties associated with preclinical and clinical trial development. These unknown variables and uncertainties include, but are not limited to:

•	the uncertainty of the progress and results of our ongoing preclinical and clinical studies, and any additional preclinical and clinical studies we may initiate in the future based on their results;
•	the uncertainty of obtaining regulatory approval to commence any future clinical trials;
•	the uncertainty of the ultimate number of patients to be treated in any current or future clinical trial;
•	the uncertainty of the rate at which patients are enrolled into any current or future clinical trial. Any delays in clinical trials could significantly increase the cost of the trial and would extend the estimated completion dates;
•	the uncertainty of terms related to potential future partnering or licensing arrangements;
•	the uncertainty of protocol changes and modifications in the design of our clinical trials, which may increase or decrease our future costs; and
•	the uncertainty of our ability to raise additional capital to support our future research and development efforts beyond fiscal year 2016.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of payroll and related expenses and share-based compensation expense (non-cash), for personnel in executive, finance, accounting, business development, legal, human resources, information technology, and other internal support functions. In addition, SG&A expenses include corporate and patent legal fees, audit and accounting fees, investor relation expenses, non-employee director fees, insurance expense, and other expenses relating to our general management, administration, and business development activities.

SG&A expenses for the current year three-month period ended July 31, 2015 remained in-line with the same period in the prior year increasing slightly by $16,000. However, we expect SG&A expenses for the remainder of the current fiscal year to increase in comparison to fiscal year 2015 as we continue to increase our infrastructure to support our clinical development activities and our commercial manufacturing business.

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial position and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We review our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. During the three months ended July 31, 2015, there were no significant changes in our critical accounting policies as previously disclosed by us in Part II, Item 7 of our Annual Report for the fiscal year ended April 30, 2015.

Liquidity and Capital Resources

At July 31, 2015, we had $59,016,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect negative cash flows from operations to continue in the foreseeable future. Therefore, unless and until we are able to generate sufficient revenue from Avid’s contract manufacturing services or from the sale or licensing of our product candidates under development, we expect such losses to continue in the foreseeable future.

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

Historically, we have funded a significant portion of our operations through the issuance of equity. During the three months ended July 31, 2015, we raised $10,166,000 in aggregate gross proceeds from the sale of shares of our common stock (as described in Note 6 to the accompanying interim unaudited condensed consolidated financial statements). Subsequent to July 31, 2015 and through September 9, 2015, we raised an additional $2,182,000 in aggregate gross proceeds from the sale of shares of our common stock under two separate At Market Issuance Sales Agreements (as described in Note 12 to the accompanying interim unaudited condensed consolidated financial statements). As of September 9, 2015, $148,199,000 remained available to us under our two effective shelf registration statements, which allows us from time to time to offer and sell shares of our common stock or preferred stock, in one or more offerings, either individually or in combination.

Our ability to raise additional capital in the equity markets to fund our obligations in future periods is dependent on a number of factors, including, but not limited to, the market demand for our common stock or 10.5% Series E Convertible Preferred Stock (the “Series E Preferred Stock”). The market demand or liquidity of our common stock or Series E Preferred Stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trial results and significant delays in one or more clinical trials. If we are unable to either (i) raise sufficient capital in the equity markets, (ii) license or partner our products in development, or (iii) generate additional revenue from Avid, or any combination thereof, we may need to delay, scale back, or eliminate some or all our research and development efforts, delay the commercial launch of bavituximab, if approved, and/or restructure our operations. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

In addition, based on our current projections, which include but are not limited to, projected expenses associated with our Phase III SUNRISE trial, projected expenses associated with our anticipated start of new clinical trials, projected payments of dividends on our issued and outstanding Series E Preferred Stock, projected cash receipts under signed commitments with existing customers of Avid, and assuming we raise no additional capital from the capital markets or other potential sources, we believe we will have sufficient cash on hand to meet our obligations as they become due through at least fiscal year 2016. Notwithstanding, we will need to raise substantial additional capital in the future to fund certain of our operations beyond fiscal year 2016, including our Phase III SUNRISE trial. There are a number of uncertainties associated with our financial projections, including but not limited to, termination of Avid customer contracts, technical challenges and the rate at which patients are enrolled into any current or future clinical trial, any of which could reduce, delay or accelerate our future projected cash inflows and outflows. In addition, in the event our projected cash-inflows are reduced or delayed, we might not have sufficient capital to operate our business through fiscal year 2016 unless we raise additional capital. The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

Significant components of the changes in cash flows from operating, investing, and financing activities for the three months ended July 31, 2015 compared to the same prior year period are as follows:

Net Cash Used In Operating Activities. Net cash used in operating activities represents our (i) net loss, as reported, (ii) less non-cash operating expenses, and (iii) net changes in the timing of cash flows as reflected by the changes in operating assets and liabilities, as described in the below table:

	Three Months Ended July 31,
	2015	2014
Net loss, as reported	$(13,723,000)	$(13,129,000)
Less non-cash operating expenses:
Share-based compensation	1,183,000	1,776,000
Depreciation and amortization	234,000	277,000
Net cash used in operating activities before changes in operating assets and liabilities	$(12,306,000)	$(11,076,000)
Net change in operating assets and liabilities	$(4,926,000)	$(1,567,000)
Net cash used in operating activities	$(17,232,000)	$(12,643,000)

Net cash used in operating activities increased $4,589,000 to $17,232,000 for the three months ended July 31, 2015 compared to net cash used in operating activities of $12,643,000 for the three months ended July 31, 2014. This increase in net cash used in operating activities was due to an increase of $1,230,000 in net loss reported for the current three-month period after deducting non-cash operating expenses as described in the above table, combined with a net change in operating assets and liabilities of $3,359,000 due to the timing of cash receipts and expenditures.

Net Cash Used In Investing Activities. Net cash used in investing activities for the three months ended July 31, 2015 and 2014, was $704,000 and $833,000, respectively.

Net cash used in investing activities during the three months ended July 31, 2015 consisted of property and equipment acquisitions of $1,099,000 offset by a decrease in other assets of $395,000. Property and equipment acquisitions during the three months ended July 31, 2015 primarily related to construction-in-progress associated with the construction of a manufacturing facility to support the commercial manufacturing of bavituximab, if approved for sale, and to add additional manufacturing capacity to support Avid’s potential revenue growth. The decrease in other assets was primarily due to the transfer of progress payments incurred during fiscal year 2015 to property and equipment associated with the aforementioned current quarter property and equipment acquisitions.

Net cash used in investing activities during the three months ended July 31, 2014 consisted of property and equipment acquisitions of $1,349,000 offset by a decrease in other assets of $516,000. Property and equipment acquisitions during the three months ended July 31, 2014 primarily related to the implementation of an enterprise resource planning, or ERP system, and the acquisition of laboratory equipment. The decrease in other assets was primarily due to the transfer of progress payments incurred during fiscal year 2014 to property and equipment associated with the aforementioned three-month period property and equipment acquisitions.

Net Cash Provided By Financing Activities. Net cash provided by financing activities for the three months ended July 31, 2015 and 2014, was $8,951,000 and $9,242,000, respectively.

Net cash provided by financing activities during the three months ended July 31, 2015 consisted of $9,891,000 in net proceeds from the sale of shares of our common stock under an At Market Issuance Sales Agreement combined with $93,000 in net proceeds from stock option exercises, which amounts were offset by dividends paid on our issued and outstanding Series E Preferred Stock of $1,033,000.

Net cash provided by financing activities during the three months ended July 31, 2014 consisted of (i) $9,484,000 in net proceeds from the sale of shares of our Series E Preferred Stock under an At Market Issuance Sales Agreement, (ii) $421,000 in net proceeds from the sale of shares of our common stock under a separate At Market Issuance Sales Agreement, and (iii) $112,000 in net proceeds from stock option exercises, which amounts were offset by dividends paid on our issued and outstanding Series E Preferred Stock of $771,000 and principal payments on a capital lease of $4,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our cash and cash equivalents are primarily invested in money market funds with one major commercial bank with the primary objective to preserve our principal balance. Our deposits held with this bank exceed the amount of government insurance limits provided on our deposits and, therefore, we are exposed to credit risk in the event of default by the major commercial bank holding our cash balances. However, these deposits may be redeemed upon demand and, therefore, bear minimal risk. In addition, while changes in U. S. interest rates would affect the interest earned on our cash and cash equivalents balance at July 31, 2015, such changes would not have a material adverse effect on our financial position or results of operations based on historical movements in interest rates.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2015, the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2015.

There were no significant changes in our internal control over financial reporting, during the quarter ended July 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments in the legal proceedings disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2015, expect as follows.

Peregrine Pharmaceuticals, Inc. v. Clinical Supplies Management, Inc.

On September 8, 2015, we and Clinical Supplies Management, Inc. (“CSM”) entered into a confidential settlement and release agreement (the “Settlement Agreement”) to resolve all claims related to the complaint we filed on September 24, 2012 against CSM alleging, among other causes of action, breach of contract, negligence, negligence per se, constructive fraud and negligent misrepresentation arising from CSM’s performance of its contracted services. Pursuant to the terms of the Settlement Agreement, (i) all claims asserted in the litigation by us will be dismissed with prejudice, (ii) each of the parties to the litigation will receive a full release of all claims, of any nature whatsoever, whether known or unknown, and (iii) CSM will pay to us the sum of $600,000 within thirty (30) days. Following the court’s recent order in CSM’s favor on CSM’s motion for partial summary judgment, which barred certain of our causes of action based on the economic loss doctrine, we, following extensive consultation with, and based on the advice of, our counsel, determined that it was in our and our stockholders best interests to settle the lawsuit against CSM for $600,000. We believe that the settlement amount approximates the maximum amount we would be able to recover if we are successful at trial given the parties’ contract and the court’s recent order. We will record the settlement when payment is received.

Item 1A. Risk Factors.

There have been no material changes to the risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. MINE SAFETY DISCLOSURES.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

(a)	Exhibits:
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350. *
101.INS	XBRL Taxonomy Extension Instance Document. *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *
101.PRE	XBRL Presentation Extension Linkbase Document. *

_________________

*       Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEREGRINE PHARMACEUTICALS, INC.

Date: September 9, 2015	By: /s/ Steven W. King
Steven W. King
President and Chief Executive Officer

Date: September 9, 2015	By: /s/ Paul J. Lytle
Paul J. Lytle
Chief Financial Officer
(signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)

