Form 10-Q
period 2015-10-31
PEREGRINE PHARMACEUTICALS INC
filed 2015-12-10
CIK 704562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10-Q

___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

Yes ☐     No  ☒

As of December 9, 2015, there were 229,701,808 shares of common stock, $0.001 par value, outstanding.

PEREGRINE PHARMACEUTICALS, INC.

The terms “we,” “us,” “our,” “the Company,” and “Peregrine,” as used in this Report on Form 10-Q refers to Peregrine Pharmaceuticals, Inc. and its wholly owned subsidiary, Avid Bioservices, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	OCTOBER 31, 2015	APRIL 30, 2015
	Unaudited	(Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$72,005,000	$68,001,000
Trade and other receivables, net	2,904,000	3,813,000
Inventories	12,554,000	7,354,000
Prepaid expenses and other current assets, net	1,995,000	1,355,000
Total current assets	89,458,000	80,523,000
Property and equipment, net	21,764,000	15,124,000
Other assets	1,435,000	1,817,000
TOTAL ASSETS	$112,657,000	$97,464,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,901,000	$10,385,000
Accrued clinical trial and related fees	6,138,000	3,910,000
Accrued payroll and related costs	4,130,000	4,606,000
Deferred revenue	9,688,000	6,630,000
Customer deposits	14,935,000	11,363,000
Other current liabilities	667,000	437,000
Total current liabilities	42,459,000	37,331,000

Deferred rent, less current portion	972,000	1,098,000
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock - $0.001 par value; authorized 5,000,000 shares; issued and outstanding – 1,577,440 and 1,574,764, respectively	2,000	2,000
Common stock-$0.001 par value; authorized 500,000,000 shares; issued and outstanding – 225,824,551 and 193,346,627, respectively	226,000	193,000
Additional paid-in capital	549,543,000	512,464,000
Accumulated deficit	(480,545,000)	(453,624,000)
Total stockholders’ equity	69,226,000	59,035,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$112,657,000	$97,464,000

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and comprehensive loss (UNAUDITED)

	THREE MONTHS ENDED OCTOBER 31,		SIX MONTHS ENDED OCTOBER 31,
	2015	2014	2015	2014

REVENUES:
Contract manufacturing revenue	$9,523,000	$6,263,000	$18,902,000	$11,759,000
License revenue	–	37,000	292,000	37,000
Total revenues	9,523,000	6,300,000	19,194,000	11,796,000

COSTS AND EXPENSES:
Cost of contract manufacturing	4,741,000	4,139,000	9,349,000	7,722,000
Research and development	14,190,000	10,003,000	28,108,000	20,204,000
Selling, general and administrative	4,416,000	4,295,000	9,315,000	9,178,000
Total costs and expenses	23,347,000	18,437,000	46,772,000	37,104,000

LOSS FROM OPERATIONS	(13,824,000)	(12,137,000)	(27,578,000)	(25,308,000)

Interest and other income	626,000	37,000	657,000	79,000

NET LOSS	$(13,198,000)	$(12,100,000)	$(26,921,000)	$(25,229,000)

COMPREHENSIVE LOSS	$(13,198,000)	$(12,100,000)	$(26,921,000)	$(25,229,000)

Series E preferred stock accumulated dividends	(1,380,000)	(1,031,000)	(2,413,000)	(1,802,000)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(14,578,000)	$(13,131,000)	$(29,334,000)	$(27,031,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	203,942,411	179,962,275	200,629,892	179,540,265

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.07)	$(0.07)	$(0.15)	$(0.15)

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED OCTOBER 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,921,000)	$(25,229,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,457,000	3,664,000
Depreciation and amortization	457,000	542,000
Changes in operating assets and liabilities:
Trade and other receivables, net	909,000	(2,029,000)
Inventories	(5,200,000)	151,000
Prepaid expenses and other current assets, net	(640,000)	230,000
Other non-current assets	(177,000)	(15,000)
Accounts payable	(5,947,000)	484,000
Accrued clinical trial and related fees	2,228,000	(1,896,000)
Accrued payroll and related expenses	(476,000)	(365,000)
Deferred revenue	3,058,000	(1,921,000)
Customer deposits	3,572,000	1,789,000
Other accrued expenses and current liabilities	230,000	79,000
Deferred rent	(126,000)	361,000

Net cash used in operating activities	(26,576,000)	(24,155,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquisitions	(4,534,000)	(2,571,000)
Decrease in other assets	459,000	1,041,000

Net cash used in investing activities	(4,075,000)	(1,530,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $444,000 and $113,000, respectively	36,198,000	4,213,000
Proceeds from issuance of Series E preferred stock, net of issuance costs of $1,000 and $552,000, respectively	59,000	9,518,000
Proceeds from issuance of common stock under Employee Stock Purchase Plan	334,000	307,000
Proceeds from exercise of stock options, net of issuance costs of nil and $3,000, respectively	132,000	149,000
Dividends paid on preferred stock	(2,068,000)	(1,544,000)
Principal payments on capital leases	–	(9,000)
Net cash provided by financing activities	34,655,000	12,634,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,004,000	(13,051,000)

CASH AND CASH EQUIVALENTS, beginning of period	68,001,000	77,490,000

CASH AND CASH EQUIVALENTS, end of period	$72,005,000	$64,439,000

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable and other liabilities for purchase of property and equipment	$2,463,000	$922,000
Lease incentives	$–	$370,000

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2015 (Unaudited)

1.     ORGANIZATION AND BUSINESS

We are a biopharmaceutical company focused on developing novel investigational products that help utilize the body’s own immune system to fight cancer, also known as immunotherapy. Our lead immunotherapy candidate, bavituximab, is in Phase III development for the treatment of previously-treated non-small cell lung cancer (the “Phase III SUNRISE trial”) along with several planned Company-sponsored trials and ongoing investigator-sponsored trials evaluating other treatment combinations and additional oncology indications. In addition to our product development efforts, we operate a wholly-owned biomanufacturing subsidiary, Avid Bioservices, Inc. (“Avid”), a contract manufacturing organization that provides fully integrated current Good Manufacturing Practices (“cGMP”) services from cell line development to commercial cGMP biomanufacturing for its third-party customers while also supporting the clinical and potential commercial drug supply of bavituximab.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended April 30, 2015. The condensed consolidated balance sheet at April 30, 2015, has been derived from audited financial statements at that date. The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented, with such adjustments consisting only of normal recurring adjustments. Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year or any other interim period.

The unaudited condensed consolidated financial statements include the accounts of Peregrine and Avid. All intercompany accounts and transactions among the consolidated entities have been eliminated in the unaudited condensed consolidated financial statements.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts, as well as disclosures of commitments and contingencies in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

In addition, our accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that we are unable to continue as a going concern.

Liquidity and Financial Condition

At October 31, 2015, we had $72,005,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect negative cash flows from operations to continue in the foreseeable future. Therefore, unless and until we are able to generate sufficient revenue from Avid’s contract manufacturing services or from the sale or licensing of our product candidates under development, we expect such losses to continue in the foreseeable future.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2015 (Unaudited) (Continued)

Historically, we have funded a significant portion of our operations through the issuance of equity. During the six months ended October 31, 2015, we raised $36,642,000 in aggregate gross proceeds from the sale of shares of our common stock (Note 6). Subsequent to October 31, 2015 and through December 10, 2015, we raised an additional $4,632,000 in aggregate gross proceeds from the sale of shares of our common stock (Note 12). As of December 10, 2015, $119,213,000 remained available to us under our two effective shelf registration statements, which allows us from time to time to offer and sell shares of our common stock or preferred stock, in one or more offerings, either individually or in combination.

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

Concentrations of Credit Risk and Customer Base

Financial instruments that potentially subject us to a significant concentration of credit risk consist of cash and cash equivalents and trade receivables. We maintain our cash balances primarily with one major commercial bank and our deposits held with the bank exceed the amount of government insurance limits provided on our deposits. We are exposed to credit risk in the event of default by the major commercial bank holding our cash balances to the extent of the cash amount recorded on the accompanying unaudited condensed consolidated balance sheet.

Our trade receivables from amounts billed for contract manufacturing services provided by Avid have historically been derived from a small customer base. Most contracts require up-front payments and installment payments during the service period. We perform periodic evaluations of the financial condition of our customers and generally do not require collateral, but we can terminate any contract if a material default occurs. Approximately 94% of our trade receivable balance as of October 31, 2015 (Note 3), represents amounts due from three customers.

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
FOR THE SIX MONTHS ENDED OCTOBER 31, 2015 (Unaudited) (Continued)

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
FOR THE SIX MONTHS ENDED OCTOBER 31, 2015 (Unaudited) (Continued)

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
FOR THE SIX MONTHS ENDED OCTOBER 31, 2015 (Unaudited) (Continued)

Fair Value Measurements

We determine fair value measurements in accordance with the authoritative guidance for fair value measurements and disclosures for all assets and liabilities within the scope of this guidance. This guidance, which among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance prioritizes the inputs used in measuring fair value into the following hierarchy:

•	Level 1 – Observable inputs, such as quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Observable inputs other than quoted prices included in Level 1, such as assets or liabilities whose values are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are considered significant to the overall fair value measurement of the assets or liabilities; therefore, requiring the company to develop its own valuation techniques and assumptions.

As of October 31, 2015 and April 30, 2015, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash and cash equivalents, which are primarily invested in money market funds with one major commercial bank, are carried at fair value based on quoted market prices for identical securities (Level 1 input).

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

Clinical trial costs are a significant component of our research and development expenses. We have a history of contracting with third parties that perform various clinical trial activities on our behalf in the ongoing development of our product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flow. Expenses related to clinical trials are accrued based on our estimates and/or representations from third parties (including clinical research organizations) regarding services performed. If the contracted amounts are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), we modify our accruals accordingly on a prospective basis. Revisions in the scope of a contract are charged to expense in the period in which the facts that give rise to the revision become reasonably certain. There were no material adjustments for a change in estimate to research and development expenses in the accompanying unaudited condensed consolidated financial statements for the three and six months ended October 31, 2015 and 2014.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2015 (Unaudited) (Continued)

Share-based Compensation

We account for stock options and other share-based awards granted under our equity compensation plans in accordance with the authoritative guidance for share-based compensation. The estimated fair value of share-based payments to employees in exchange for services is measured at the grant date, using a fair value based method, such as a Black-Scholes option valuation model, and is recognized as expense on a straight-line basis over the requisite service periods. The fair value of modifications to share-based awards, if any, is generally estimated using a Black-Scholes option valuation model, unless a lattice model is required. Share-based compensation expense recognized during the period is based on the value of the portion of the share-based payment that is ultimately expected to vest during the period. In addition, as of October 31, 2015, there were no outstanding share-based awards with market or performance conditions.

Periodically, we grant stock options and other share-based awards to non-employee consultants, which we account for in accordance with the authoritative guidance for share-based compensation. The cost of non-employee services received in exchange for share-based awards are measured based on either the fair value of the consideration received or the fair value of the share-based award issued, whichever is more reliably measurable. In addition, guidance requires share-based compensation related to unvested options and awards issued to non-employees to be remeasured at the end of each reporting period based upon the fair market value on that date until the share-based award has vested, and any cumulative catch-up adjustment to share-based compensation resulting from the re-measurement is recognized in the current period (Note 7).

Basic and Dilutive Net Loss Per Common Share

Basic net loss per common share is computed by dividing our net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period excluding the dilutive effects of stock options, shares of common stock expected to be issued under our 2010 Employee Stock Purchase Plan (the “ESPP”), warrants, and Series E Preferred Stock outstanding during the period. Diluted net loss per common share is computed by dividing our net loss attributable to common stockholders by the sum of the weighted average number of shares of common stock outstanding during the period plus the potential dilutive effects of stock options, shares of common stock expected to be issued under our ESPP, warrants, and Series E Preferred Stock outstanding during the period. Net loss attributable to common stockholders represents our net loss plus Series E Preferred Stock accumulated dividends. Series E Preferred Stock accumulated dividends include dividends declared for the period (regardless of whether or not the dividends have been paid) and dividends accumulated for the period (regardless of whether or not the dividends have been declared).

The potential dilutive effect of stock options, shares of common stock expected to be issued under our ESPP, and warrants outstanding during the period was calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. The potential dilutive effect of Series E Preferred Stock outstanding during the period was calculated using the if-converted method assuming the conversion of Series E Preferred Stock as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. However, because the impact of stock options, shares of common stock expected to be issued under our ESPP, warrants, and Series E Preferred Stock are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per common share amounts for the three and six months ended October 31, 2015 and 2014.

The calculation of weighted average diluted shares outstanding for the three and six-month periods ended October 31, 2014 and 2015 excludes the dilutive effect of the following weighted average outstanding stock options and shares of common stock expected to be issued under our employee stock purchase plan as their impact are anti-dilutive during periods of net loss:

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014

Stock Options	1,958,583	3,792,774	2,340,300	4,449,657
ESPP	40,581	16,916	40,519	18,701
Total	1,999,164	3,809,690	2,380,819	4,468,358

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2015 (Unaudited) (Continued)

The calculation of weighted average diluted shares outstanding for the three and six-month periods ended October 31, 2014 and 2015 also excludes the following weighted average outstanding stock options, warrants, and Series E Preferred Stock (assuming the if-converted method), as their exercise prices or conversion price were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect:

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014

Stock Options	19,235,713	8,649,222	15,775,106	8,478,765
Warrants	273,280	273,280	273,280	273,280
Series E Preferred Stock	13,248,858	9,892,705	13,243,359	9,026,125
Total	32,757,851	18,815,207	29,291,745	17,778,170

Subsequent to October 31, 2015 and through December 10, 2015, we issued an aggregate of 3,865,257 shares of our common stock (Note 12), which are not included in the calculation of basic and diluted net loss per common share for the three and six months ended October 31, 2015.

Pending Adoption of Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. ASU No. 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 by one year, but permits entities to adopt one year earlier if they choose (i.e., the original effective date). As such, ASU No. 2014-09 will be effective for annual reporting periods ending after December 15, 2017, which will be our fiscal year 2019 beginning May 1, 2018. We are currently in the process of evaluating the impact of adoption of ASU No. 2014-09 on our consolidated financial statements and related disclosures, including what transition method will be elected.

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
FOR THE SIX MONTHS ENDED OCTOBER 31, 2015 (Unaudited) (Continued)

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Under existing standards, deferred taxes for each tax-paying jurisdiction are presented as a net current asset or liability and net long-term asset or liability. To simplify presentation, the new guidance will require that all deferred tax assets and liabilities, along with related valuation allowances, be classified as long-term on the balance sheet. As a result, each tax-paying jurisdiction will now only have one net long-term deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. ASU No. 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, which will be our fiscal year 2017 beginning May 1, 2016. We are currently in the process of evaluating the impact of adoption of ASU No. 2015-17 on our consolidated financial statements and related disclosures.

3.     Trade and other RECEIVABLEs

Trade and other receivables, net, consists of the following:

	October 31, 2015	April 30, 2015
Trade receivables(1)	$2,517,000	$3,423,000
Other receivables, net	387,000	390,000
Trade and other receivables, net	$2,904,000	$3,813,000

______________

(1)	Represents amounts billed for contract manufacturing services provided by Avid.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2015 (Unaudited) (Continued)

We continually monitor our allowance for doubtful accounts for all receivables. We apply judgment in assessing the ultimate realization of our receivables and we estimate an allowance for doubtful accounts based on various factors, such as, the aging of accounts receivable balances, historical experience, and the financial condition of our customers. Based on our analysis of our receivables as of October 31, 2015 and April 30, 2015, we determined an allowance for doubtful accounts of nil and $5,000, respectively, was necessary with respect to our other receivables, and no allowance was necessary with respect to our trade receivables.

4.     PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related asset, generally ranging from three to ten years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Construction-in-progress, which represents direct costs related to the construction of a manufacturing facility, is not depreciated until the asset is completed and placed into service. No interest was incurred or capitalized as construction-in-progress as of October 31, 2015.

Property and equipment, net, consists of the following:

	October 31, 2015	April 30, 2015
Leasehold improvements	$1,657,000	$1,538,000
Laboratory equipment	6,171,000	5,965,000
Furniture, fixtures, office equipment and software	4,023,000	3,991,000
Construction-in-progress	18,559,000	11,819,000
	30,410,000	23,313,000
Less accumulated depreciation and amortization	(8,646,000)	(8,189,000)
Property and equipment, net	$21,764,000	$15,124,000

Depreciation and amortization expense for the three and six months ended October 31, 2015 was $223,000 and $457,000, respectively. Depreciation and amortization expense for the three and six months ended October 31, 2014 was $265,000 and $542,000, respectively.

5.     INVENTORIES

Inventories are stated at the lower of cost or market and primarily include raw materials, direct labor and overhead costs (work-in-process) associated with our wholly-owned subsidiary, Avid. Cost is determined by the first-in, first-out method. Inventories consist of the following:

	October 31, 2015	April 30, 2015
Raw materials	$6,923,000	$3,821,000
Work-in-process	5,631,000	3,533,000
Total inventories	$12,554,000	$7,354,000

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2015 (Unaudited) (Continued)

During the six months ended October 31, 2015, we issued common stock under the following agreements:

June 2014 AMI Sales Agreement - On June 13, 2014, we entered into an At Market Issuance Sales Agreement (“June 2014 AMI Sales Agreement”) with MLV & Co. LLC (“MLV”), as amended on April 13, 2015, pursuant to which we may sell shares of our common stock through MLV, as agent, for aggregate gross proceeds of up to $25,000,000, in registered transactions from our shelf registration statement on Form S-3 (File No. 333-201245), which was declared effective by the SEC on January 15, 2015 (“January 2015 Shelf”). During the six months ended October 31, 2015, we sold 8,629,738 shares of common stock at market prices under the June 2014 AMI Sales Agreement, as amended, for aggregate gross proceeds of $11,456,000 before deducting commissions and other issuance costs of $311,000. As of October 31, 2015, we had raised the full amount of gross proceeds available to us under the June 2014 AMI Sales Agreement, as amended.

August 2015 AMI Sales Agreement - On August 7, 2015, we entered into an At Market Issuance Sales Agreement (“August 2015 AMI Sales Agreement”) with MLV, pursuant to which we may sell shares of our common stock through MLV, as agent, for aggregate gross proceeds of up to $30,000,000, in registered transactions from our January 2015 Shelf. During the six months ended October 31, 2015, we sold 4,812,238 shares of common stock at market prices under the August 2015 AMI Sales Agreement for aggregate gross proceeds of $5,186,000 before deducting commissions and other issuance costs of $132,000. As of October 31, 2015, aggregate gross proceeds of up to $24,814,000 remained available to us under the August 2015 AMI Sales Agreement.

Common Stock Purchase Agreement - On October 30, 2015, we entered into a Common Stock Purchase Agreement with Eastern Capital Limited, pursuant to which we issued and sold 18,518,518 shares of our common stock, at a purchase price of $1.08 per share for aggregate gross proceeds of $20,000,000 before deducting issuance costs of $1,000. These shares of common stock were sold under our January 2015 Shelf pursuant to a prospectus supplement filed with the SEC on October 30, 2015.

In addition, on August 7, 2015, we entered into an Equity Distribution Agreement, with Noble International Investments, Inc., doing business as Noble Life Science Partners, a division of Noble Financial Capital Markets (“Noble”), pursuant to which we may sell shares of our common stock through Noble, as agent, for aggregate gross proceeds of up to $20,000,000. The shares of our common stock issuable under the Equity Distribution Agreement are registered for sale to the public pursuant to a prospectus supplement filed on August 7, 2015 with the SEC in connection with a takedown from our January 2015 Shelf. We will pay Noble a commission equal to 2.5% of the gross proceeds from the sale of our common stock pursuant to the Equity Distribution Agreement. As of October 31, 2015, we had not sold any shares of common stock under the Equity Distribution Agreement.

Series E Preferred Stock

June 2014 Series E AMI Sales Agreement

On June 13, 2014, we entered into an At Market Issuance Sales Agreement (“Series E AMI Sales Agreement”) with MLV, pursuant to which we may issue and sell shares of our Series E Preferred Stock through MLV, as agent, for aggregate gross proceeds of up to $30,000,000, in registered transactions from our shelf registration statement on Form S-3 (File No. 333-193113), which was declared effective by the SEC on January 16, 2014. During the six months ended October 31, 2015, we sold 2,676 shares of our Series E Preferred Stock at market prices under the Series E AMI Sales Agreement for aggregate gross proceeds of $60,000 before deducting commissions and other issuance costs of $1,000. As of October 31, 2015, aggregate gross proceeds of up to $10,735,000 remained available to us under the Series E AMI Sales Agreement.

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
FOR THE SIX MONTHS ENDED OCTOBER 31, 2015 (Unaudited) (Continued)

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

(ix) The holders of the Series E Preferred Stock have no voting rights, except as defined in the Certificate of Designations.

Series E Preferred Stock Dividends

The following table summarizes the Series E Preferred Stock dividend activity for the six months ended October 31, 2015:

Declaration Date	Dividend Per Share	Annualized Percentage Rate	Liquidation Preference	Accrual Period	Record Date	Payment Date
6/5/2015	$0.65625	10.50%	$25.00	4/1/2015 – 6/30/2015	6/19/2015	7/1/2015
9/8/2015	$0.65625	10.50%	$25.00	7/1/2015 – 9/30/2015	9/18/2015	10/1/2015

Shares of Common Stock Authorized and Reserved for Future Issuance

We are authorized to issue up to 500,000,000 shares of our common stock. As of October 31, 2015, 225,824,551 shares of our common stock were issued and outstanding. In addition, our common stock outstanding as of October 31, 2015 excluded the following shares of common stock reserved for future issuance:

•	39,622,557 shares of common stock reserved for issuance under outstanding option grants and available for issuance under our stock incentive plans;
•	2,090,892 shares of common stock reserved for and available for issuance under our ESPP;
•	273,280 shares of common stock issuable upon exercise of outstanding warrants; and
•	45,745,760 shares of common stock issuable upon conversion of our outstanding Series E Preferred Stock (1).

_____________

(1)	The Series E Preferred Stock is convertible into a number of shares of common stock determined by dividing the liquidation preference of $25.00 per share by the conversion price, currently $3.00 per share. If all outstanding Series E Preferred Stock were converted at the $3.00 per share conversion price, the holders of Series E Preferred Stock would receive an aggregate of 13,145,333 shares of our common stock. However, we have reserved the maximum number of shares of our common stock that could be issued upon a change of control event assuming our shares of common stock are acquired for consideration of $0.855 per share or less. In this scenario, each outstanding share of Series E Preferred Stock could be converted into 29 shares of common stock, representing the Share Cap.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2015 (Unaudited) (Continued)

7.     equity compensation plans

Stock Incentive Plans

As of October 31, 2015, we had an aggregate of 39,622,557 shares of common stock reserved for issuance under our stock incentive plans, of which, 23,623,601 shares were subject to outstanding options and 15,998,956 shares were available for future grants of share-based awards.

The following summarizes our stock option transaction activity for the six months ended October 31, 2015:

Stock Options	Shares	Weighted Average Exercisable Price
Outstanding, May 1, 2015	20,708,672	$1.54
Granted	3,731,035	$1.30
Exercised	(165,266)	$0.80
Canceled or expired	(650,840)	$1.76
Outstanding, October 31, 2015	23,623,601	$1.50

Employee Stock Purchase Plan

We have reserved a total of 5,000,000 shares of common stock to be purchased under our ESPP, of which 2,090,892 shares remained available to purchase at October 31, 2015. The ESPP allows eligible employees on a voluntary basis to purchase shares of our common stock directly from us. Under the ESPP, we sell shares to participants at a price equal to the lesser of 85% of the fair market value of our common stock at the (i) beginning of a six-month offering period, or (ii) end of the six-month offering period. The ESPP provides for two six-month offering periods each year; the first offering period begins on the first trading day on or after each November 1; the second offering period begins on the first trading day on or after each May 1. During the six months ended October 31, 2015, 352,164 shares of our common stock were purchased under the ESPP at a purchase price of $0.95 per share.

Share-Based Compensation

Total share-based compensation expense is included in the accompanying unaudited condensed consolidated statements of operations as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014
Cost of contract manufacturing	$9,000	$8,000	$22,000	$32,000
Research and development	569,000	860,000	1,040,000	1,603,000
Selling, general and administrative	696,000	1,020,000	1,395,000	2,029,000
Total	$1,274,000	$1,888,000	$2,457,000	$3,664,000

Share-based compensation from:
Stock options	$1,223,000	$1,828,000	$2,347,000	$3,525,000
ESPP	51,000	60,000	110,000	139,000
	$1,274,000	$1,888,000	$2,457,000	$3,664,000

As of October 31, 2015, the total estimated unrecognized compensation cost related to non-vested employee stock options was $4,901,000. This cost is expected to be recognized over a weighted average vesting period of 1.54 years based on current assumptions. In addition, as of October 31, 2015, the total estimated unrecognized compensation cost related to non-vested stock options granted to non-employees was $85,000 based on a October 31, 2015 measurement date. This cost is expected to be recognized over a weighted average vesting period of 0.75 years.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2015 (Unaudited) (Continued)

8.     WARRANTS

No warrants were issued or exercised during the three and six months ended October 31, 2015. As of October 31, 2015, warrants to purchase 273,280 shares of our common stock at an exercise price of $2.47 were outstanding and are exercisable through August 30, 2018.

9.     SEGMENT REPORTING

Our business is organized into two reportable operating segments and both operate in the U.S. Peregrine is engaged in the research and development of monoclonal antibodies focused on the treatment of cancer. Avid is engaged in providing contract manufacturing services for third-party customers on a fee-for-service basis while also supporting our clinical and potential commercial drug supply of bavituximab.

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

Segment information is summarized as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014
Contract manufacturing services revenue	$9,523,000	$6,263,000	$18,902,000	$11,759,000
Cost of contract manufacturing services	4,741,000	4,139,000	9,349,000	7,722,000

Gross profit	4,782,000	2,124,000	9,553,000	4,037,000

Revenue from products in research and development	–	37,000	292,000	37,000
Research and development expense	(14,190,000)	(10,003,000)	(28,108,000)	(20,204,000)
Selling, general and administrative expense	(4,416,000)	(4,295,000)	(9,315,000)	(9,178,000)
Interest and other income	626,000	37,000	657,000	79,000
Net loss	$(13,198,000)	$(12,100,000)	$(26,921,000)	$(25,229,000)

Revenue generated from our contract manufacturing services segment was derived from a limited number of customers. The percentages below represent revenue derived from each customer (and geographical location) as a percentage of total contract manufacturing services revenue:

	Geographic	Three Months Ended October 31,		Six Months Ended October 31,
Customer	Location	2015	2014	2015	2014
Halozyme Therapeutics, Inc.	U.S.	56%	74%	70%	86%
Customer A	U.S.	41	–	28	–
Customer B	U.S.	–	25	–	13
Other customers	U.S./non-U.S.	3	1	2	1
Total		100%	100%	100%	100%

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2015 (Unaudited) (Continued)

Revenue generated from our products in our research and development segment during the six months ended October 31, 2015 was directly related to license revenue recognized under certain agreements with an unrelated entity (Note 11).

Our long-lived assets are located in the U.S. and consist of leasehold improvements, laboratory equipment, furniture and fixtures, office equipment and software, construction-in-progress and are net of accumulated depreciation. Long-lived assets by segment consist of the following:

	October 31, 2015	April 30, 2015
Long-lived Assets, net:
Contract manufacturing services	$19,595,000	$12,800,000
Products in research and development	2,169,000	2,324,000
Total	$21,764,000	$15,124,000

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
FOR THE SIX MONTHS ENDED OCTOBER 31, 2015 (Unaudited) (Continued)

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

Other Legal Matters

On September 24, 2012, we filed a lawsuit, captioned Peregrine Pharmaceuticals, Inc. v. Clinical Supplies Management, Inc., Case No. 8:12-cv-01608 JST(AN) (C.D. Cal), against Clinical Supplies Management, Inc. (“CSM”), in the U.S. District Court for the Central District of California. In 2010, we had contracted with CSM as our third-party vendor responsible for distribution of the blinded investigational product used in our bavituximab Phase IIb second-line NSCLC trial. As part of the routine collection of data in advance of an end-of-Phase II meeting with regulatory authorities, we discovered major discrepancies between some patient sample test results and patient treatment code assignments. Consequently, we filed this lawsuit against CSM alleging, among other causes of action, breach of contract, negligence, negligence per se, constructive fraud and negligent misrepresentation arising from CSM’s performance of its contracted services. On September 8, 2015, we and CSM entered into a confidential settlement and release agreement to resolve all claims related to the complaint we filed on September 24, 2012 against CSM. Pursuant to the terms of the Settlement Agreement, (i) all claims asserted in the litigation by us were dismissed with prejudice, (ii) each of the parties to the litigation received a full release of all claims, of any nature whatsoever, whether known or unknown, and (iii) CSM paid to us the sum of $600,000, which amount is included in interest and other income in the accompanying unaudited condensed consolidated financial statements for the three and six months ended October 31, 2015.

11.     LICENSING AGREEMENTS

During May 2010, we entered into an assignment agreement and a license agreement (collectively, the “Agreements”) with an unrelated entity to develop our Tumor Necrosis Therapy technologies in certain Asia-Pacific Economic Cooperation countries.  We determined, pursuant to the authoritative guidance for revenue recognition for multiple element arrangements applied as of the transaction date, to utilize the residual method to allocate the consideration received under the arrangement. Under the residual method, the amount of consideration allocated to all other elements in the arrangement (delivered and undelivered) equals the total arrangement consideration less the aggregate fair value of the undelivered elements with stand-alone fair value (i.e., manufacturing commitment services).  During May 2015, all obligations and commitments associated with the undelivered elements (i.e., manufacturing commitment services) expired in accordance with the terms of the Agreements and therefore, we recognized revenue of $292,000, which amount is included in license revenue in the accompanying unaudited condensed consolidated financial statements for the six months ended October 31, 2015.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2015 (Unaudited) (Continued)

12.     SUBSEQUENT EVENTS

Sale of Common Stock

August 2015 AMI Sales Agreement - Subsequent to October 31, 2015 and through December 10, 2015, we sold 1,939,413 shares of common stock at market prices under the August 2015 AMI Sales Agreement (Note 6) for aggregate gross proceeds of $2,261,000. As of December 10, 2015, aggregate gross proceeds of up to $22,553,000 remained available to us under the August 2015 AMI Sales Agreement.

Equity Distribution Agreement - Subsequent to October 31, 2015 and through December 10, 2015, we sold 1,925,844 shares of common stock at market prices under the Equity Distribution Agreement (Note 6) for aggregate gross proceeds of $2,371,000. As of December 10, 2015, aggregate gross proceeds of up to $17,629,000 remained available to us under the Equity Distribution Agreement.

Series E Preferred Stock Dividend

On December 7, 2015, our Board of Directors declared a quarterly cash dividend of $0.65625 per share on our Series E Preferred Stock. The dividend payment is equivalent to an annualized 10.50% per share, based on the $25.00 per share stated liquidation preference, accruing from October 1, 2015 through December 31, 2015. The cash dividend is payable on January 4, 2016 to holders of the Series E Preferred Stock of record on December 18, 2015.

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

Company Overview

We are a biopharmaceutical company focused on developing novel investigational products that help utilize the body’s own immune system to fight cancer, also known as immunotherapy. Our lead immunotherapy candidate, bavituximab, is in Phase III development for the treatment of previously-treated non-small cell lung cancer (the “Phase III SUNRISE trial”) along with several planned Company-sponsored trials and ongoing investigator-sponsored trials evaluating other treatment combinations and additional oncology indications. In addition to our product development efforts, we operate a wholly-owned biomanufacturing subsidiary, Avid Bioservices, Inc. (“Avid”), a contract manufacturing organization that provides fully integrated current Good Manufacturing Practices (“cGMP”) services from cell line development to commercial cGMP biomanufacturing for its third-party customers while also supporting the clinical and potential commercial drug supply of bavituximab.

Product Development

Bavituximab is the lead immunotherapy candidate from our phosphatidylserine (“PS”)-targeting technology platform. The PS-targeting platform includes monoclonal antibodies that target a highly immunosuppressive molecule usually located inside the membrane of healthy cells, but “flips” and becomes exposed on the outside of cells and microvesicles in the tumor microenvironment, causing the tumor to evade immune detection. PS-targeting antibodies block this immunosuppressive pathway and simultaneously activate innate and adaptive immunity, thereby enabling the immune system to recognize and fight the tumor.

Our primary focus for the PS-targeting platform is to continue to advance our ongoing bavituximab Phase III SUNRISE trial for the treatment of previously-treated non-small cell lung cancer (“NSCLC”), continue to explore the broader applications of bavituximab for the treatment of cancer in combination with chemotherapy and other immunotherapy agents by initiating additional Company-sponsored trials, and to explore the broader potential uses of the PS-targeting technology platform.

The following represents an overview of our Company-sponsored and investigator-sponsored bavituximab clinical trials that are currently ongoing or planned:

Product Candidate	Indication; Trial Design	Phase	Status
Bavituximab PS-Targeting Monoclonal Antibody (oncology)	Previously-treated non-small cell lung cancer (“NSCLC”); randomized, double blind, placebo-controlled, combined with docetaxel (“Phase III SUNRISE trial”)	III	Trial has enrolled over 90% of the intended number of patients and we expect to complete patient enrollment in the coming weeks. No clinical data reported to date.
	Previously-treated metastatic NSCLC; randomized, open-label trial combining the anti-PD-L1 monoclonal antibody durvalumab (MEDI4736) and bavituximab	II	Trial will be conducted in collaboration with AstraZeneca pursuant to an agreement signed in October 2015. Clinical trial details are currently being finalized.
	HER2-negative metastatic breast cancer; open-label trial evaluating taxane chemotherapy (physician’s choice of docetaxel or paclitaxel) with or without bavituximab	II/III	Expect to initiate trial by the end of 2015.
	Multiple solid tumors; open-label trial combining the anti-PD-L1 monoclonal antibody durvalumab (MEDI4736) and bavituximab with chemotherapy	I/Ib	Trial will be conducted in collaboration with AstraZeneca pursuant to an agreement signed in August 2015. Clinical trial details are currently being finalized.
	Stage II/III rectal adenocarcinoma; single arm, open-label, combined with capecitabine and radiation therapy	I	Patient enrollment complete. We anticipate the investigator will present data from this trial in 2016.
	Advanced melanoma; randomized, open label, combined with ipilimumab	Ib	Due to newly approved therapies in melanoma and the changes in the standard-of-care, enrollment in the trial was recently closed by the investigator.

The following represents additional information, including any supporting trial data, of our Company-sponsored and investigator-sponsored bavituximab clinical trials by indication:

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

The Phase III SUNRISE trial is a randomized, double-blind, placebo-controlled trial evaluating bavituximab plus docetaxel versus docetaxel plus placebo in approximately 600 patients at clinical sites worldwide. The trial is enrolling stage IIIb/IV non-squamous NSCLC patients who have progressed after standard front-line platinum-containing chemotherapy doublet. Patients are randomized into one of two treatment arms. One treatment arm receives docetaxel (75 mg/m2), up to six 21-day cycles, in combination with bavituximab (3 mg/kg) weekly until progression or toxicity. The other treatment arm receives docetaxel (75 mg/m2), up to six 21-day cycles, in combination with placebo weekly until progression or toxicity. The primary endpoint of the trial is overall survival. This trial has enrolled over 90% of the intended number of patients and we expect to complete patient enrollment in the coming weeks.

Bavituximab and Durvalumab (MEDI4736) in Previously-Treated NSCLC

Bavituximab and durvalumab are investigational immunotherapies with different mechanisms that assist the body's immune system in fighting cancer.  Bavituximab is a monoclonal antibody that targets phosphatidylserine, a highly immunosuppressive molecule that is exploited by tumors to evade immune detection.  Bavituximab blocks PS immunosuppressive signaling and stimulates an effective immune response against the tumor.  Durvalumab is a monoclonal antibody directed against programmed cell death ligand 1 (PD-L1).  Signals from PD-L1 help tumors avoid detection by the immune system.  Preclinical data have demonstrated that combining the enhanced T-cell mediated anti-tumor activity of bavituximab with checkpoint inhibitors, such as PD-L1 antibodies, may prolong the ability of tumor-specific T-cells to continue attacking the tumor.

In October 2015, we expanded the clinical collaboration we entered into with AstraZeneca in August 2015 to evaluate the immunotherapy combination of bavituximab and durvalumab (MEDI4736), an anti-PD-L1 monoclonal antibody, to include a planned global, randomized Phase II trial in approximately 200 patients with previously-treated squamous or non-squamous NSCLC. The trial will be conducted by us and the final trial design is currently being finalized by us and AstraZeneca. Expanding our collaboration with AstraZeneca to include this Phase II trial is intended to allow us to conduct a more cost-effective and time-efficient trial and replaces our previously planned Phase II trial using nivolumab as the combination drug.

Bavituximab in HER2-negative Metastatic Breast Cancer

In June 2015, we announced plans to initiate a Phase II/III open-label trial of physician’s choice of either docetaxel or paclitaxel with or without bavituximab in patients with HER2-negative metastatic breast cancer. The randomized Phase II portion of the trial will enroll approximately 150 patients in two arms and the primary endpoint will be overall response rate.  The trial was based upon consistent positive clinical experience in three prior clinical studies of bavituximab and docetaxel or paclitaxel in advanced breast cancer. We expect to initiate the trial by the end of 2015.

Bavituximab and Durvalumab (MEDI4736) in Solid Tumors

In August 2015, we entered into our first clinical collaboration with AstraZeneca to evaluate the combination of bavituximab and durvalumab (MEDI4736), an anti-PD-L1 monoclonal antibody, with chemotherapy in a planned Phase I/Ib trial in multiple solid tumors. The Phase I part of the trial is expected to establish a recommended dose regimen for the combination and the Phase Ib part of the trial will assess the safety and efficacy of the investigational combination. The trial will be conducted by us and the final design of the trial is currently being finalized by us and AstraZeneca.

Bavituximab in Front-Line Rectal Adenocarcinoma

This Phase I IST was designed to assess bavituximab in combination with capecitabine and radiation therapy in up to 18 patients with Stage II or III rectal adenocarcinoma. The primary endpoint is to determine the safety, feasibility and tolerability with a standard platform of capecitabine and radiation therapy. Secondary endpoints include overall response rate and pathological complete response (pCR) rate in patients. Patient enrollment was completed in October 2015 and we anticipate the investigator will present data from this trial in 2016.

Bavituximab in Advanced Melanoma

This Phase Ib IST was designed to assess bavituximab in combination with ipilimumab in up to 24 patients with advanced melanoma. However, due to newly approved therapies in melanoma and the changes in the standard-of-care, enrollment in the trial was recently closed by the investigator. We are currently evaluating new potential trials in melanoma based on the current standard-of-care.

Integrated Biomanufacturing Subsidiary

In addition to our product development efforts, we operate Avid, our wholly-owned biomanufacturing subsidiary. In addition to generating revenue from third-party customers, Avid is strategically integrated with us to manufacture our clinical drug supply of bavituximab while also preparing for the potential commercial launch of bavituximab. Contract manufacturing revenue generated by Avid has historically been derived from a small customer base. For information regarding our revenue generated from third-party customers, refer to Note 9, “Segment Reporting” of the accompanying unaudited condensed consolidated financial statements.

During December 2014, we announced expansion plans that could more than double Avid’s current manufacturing capacity to support the potential commercial manufacturing of bavituximab while also providing sufficient additional capacity to meet the anticipated growth of Avid’s business. The new facility is located within an existing 40,000 square foot warehouse located adjacent to our current headquarters in Tustin, California and was designed to accommodate multiple single-use bioreactors up to 2,000 liter scale. On December 10, 2015, we announced that the new manufacturing suite is now ready for the initial phase of GMP manufacturing.

Results of Operations

The following table compares the unaudited condensed consolidated statements of operations for the three and six-month periods ended October 31, 2015 and 2014. This table provides you with an overview of the changes in the condensed consolidated statements of operations for the comparative periods, which are further discussed below.

	Three Months Ended October 31,			Six Months Ended October 31,
	2015	2014	$ Change	2015	2014	$ Change
REVENUES:
Contract manufacturing revenue	$9,523,000	$6,263,000	$3,260,000	$18,902,000	$11,759,000	$7,143,000
License revenue	–	37,000	(37,000)	292,000	37,000	255,000
Total revenues	9,523,000	6,300,000	3,223,000	19,194,000	11,796,000	7,398,000

COSTS AND EXPENSES:
Cost of contract manufacturing	4,741,000	4,139,000	602,000	9,349,000	7,722,000	1,627,000
Research and development	14,190,000	10,003,000	4,187,000	28,108,000	20,204,000	7,904,000
Selling, general & administrative	4,416,000	4,295,000	121,000	9,315,000	9,178,000	137,000

Total costs and expenses	23,347,000	18,437,000	4,910,000	46,772,000	37,104,000	9,668,000

LOSS FROM OPERATIONS	(13,824,000)	(12,137,000)	(1,687,000)	(27,578,000)	(25,308,000)	(2,270,000)
Interest and other income	626,000	37,000	589,000	657,000	79,000	578,000

NET LOSS	$(13,198,000)	$(12,100,000)	$(1,098,000)	$(26,921,000)	$(25,229,000)	$(1,692,000)

Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year or for any other period.

Contract Manufacturing Revenue

Three and Six Months: The increases in contract manufacturing revenue of $3,260,000 (52%) and $7,143,000 (61%) during the three and six-month periods ended October 31, 2015, respectively, compared to the same periods in the prior year was primarily due to an increase in the number of manufacturing runs completed and shipped in the current year periods compared to the prior year periods, which can be attributed to an increase in demand for manufacturing services.

Based on the current commitments for manufacturing services from Avid’s third-party customers and the anticipated completion of in-process third-party customer manufacturing runs, we expect contract manufacturing revenue for the current fiscal year to exceed amounts reported in fiscal year 2015.

License Revenue

Six Months: The increase in license revenue of $255,000 during the six months ended October 31, 2015 compared to the same period in the prior year was directly related to revenue recognized in accordance with the terms of an assignment agreement and a license agreement with an unrelated entity as further described in Note 11, “Licensing Agreements” of the accompanying unaudited condensed consolidated financial statements. Based on our existing licensing agreements, we do not expect license revenue to be a significant source of revenue for the current fiscal year.

Cost of Contract Manufacturing

Three and Six Months: The increases in cost of contract manufacturing of $602,000 (15%) and $1,627,000 (21%) during the three and six-month periods ended October 31, 2015, respectively, compared to the same periods in the prior year was directly related to the current year three and six-month period increases in contract manufacturing revenue. In addition, we saw an improvement in our gross margins, which increased to 50% and 51% in the current year three and six-month periods, respectively, compared to 34% in the same prior year periods. This improvement is primarily attributed to the current year period increases in the number of manufacturing runs completed and shipped and the higher gross margins associated with these services, combined with a decrease in costs associated with the write-off of unusable work-in-process inventory.

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

Three and Six Months: For the three and six months ended October 31, 2015, close to 100% of our total research and development expenses related to our PS-targeting platform, which includes our lead immunotherapy candidate, bavituximab.

The increases in research and development expenses of $4,187,000 (or 42%) and $7,904,000 (or 39%) during the three and six-month periods ended October 31, 2015, respectively, compared to the same periods in the prior year was directly related to current year three and six-month period increases in PS-targeting expenses of $4,187,000 and $8,221,000, respectively. These increases in PS-targeting expenses are primarily attributed to current year three and six-month period increases in expenses associated with (i) our Phase III SUNRISE trial of $938,000 and $2,574,000, respectively, (ii) our newly planned later-stage Company-sponsored trials in breast cancer and NSCLC of $977,000 and $982,000, respectively, (iii) manufacturing costs of $569,000 and $2,159,000, respectively, as we prepare bavituximab for commercial production, if approved for sale, and (iv) payroll and related expenses of $808,000 and $1,657,000, respectively, as we have increased our employee headcount in preparation for the potential commercial production of bavituximab. These increases in PS-targeting expenses were offset by current year three and six-month period decreases in expenses related to our other technologies of nil and $317,000, respectively, as our current year research and development efforts were primarily focused on advancing our PS-targeting technology platform.

Based on our current projections, we expect research and development expenses in fiscal year 2016 to continue to increase in comparison to fiscal year 2015 as we continue to advance our Phase III SUNRISE trial, including the completion of patient enrollment, continue to explore the broader applications of bavituximab in the treatment of cancer in combination with chemotherapy and other immunotherapy agents by initiating additional Company-sponsored trials and advancing existing investigator-sponsored trials, and prepare for the potential commercialization of bavituximab. These projections include a number of uncertainties, including but not limited to (i) the uncertainty of the rate at which patients will be enrolled in any current or future clinical trials, including, our Phase III SUNRISE trial, (ii) the uncertainty of future clinical and preclinical studies, which are dependent upon the results of current clinical and preclinical studies, (iii) the uncertainty of obtaining regulatory approval to commence any future clinical trials, and (iv) the uncertainty of terms related to any potential future partnering or licensing arrangement. During fiscal year 2016, we expect to continue to direct most of our research and development efforts towards our PS-targeting technology platform.

Looking beyond fiscal year 2016, we expect to continue to direct the majority of our research and development expenses towards our PS-targeting technology platform although it is extremely difficult for us to reasonably estimate all future research and development costs associated with each of our technologies due to the number of unknowns and uncertainties associated with preclinical and clinical trial development. These unknown variables and uncertainties include, but are not limited to:

•	the uncertainty of the progress and results of our ongoing preclinical and clinical studies, and any additional preclinical and clinical studies we may initiate in the future based on their results;
•	the uncertainty of obtaining regulatory approval to commence any future clinical trials;
•	the uncertainty of the ultimate number of patients to be treated in any current or future clinical trial;
•	the uncertainty of the rate at which patients are enrolled into any current or future clinical trial. Any delays in clinical trials could significantly increase the cost of the trial and would extend the estimated completion dates;
•	the uncertainty of terms related to potential future partnering or licensing arrangements;
•	the uncertainty of protocol changes and modifications in the design of our clinical trials, which may increase or decrease our future costs; and
•	the uncertainty of our ability to raise additional capital to support our future research and development efforts beyond October 2016.

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

Three and Six Months: SG&A expenses for the current year three and six-month periods ended October 31, 2015 remained in-line with the same periods in the prior year increasing slightly by $121,000 (3%) and $137,000 (1%). The current period increases in SG&A expenses were primarily due to current year three and six-month period increases in payroll and related expenses and other general corporate expenses, offset by current year three and six-month period decreases in share-based compensation expense (non-cash). In addition, we expect SG&A expenses for the remainder of the current fiscal year to increase in comparison to fiscal year 2015 as we continue to increase our infrastructure to support our clinical development activities and our commercial manufacturing business.

Interest and Other Income

Three and Six Months: The increases in interest and other income of $589,000 and $578,000 during the three and six-month periods ended October 31, 2015, respectively, compared to the same periods in the prior year was directly related to the receipt of a $600,000 settlement payment from Clinical Supplies Management, Inc. (“CSM”) during the quarter ended October 31, 2015 in accordance with the terms of the confidential settlement and release agreement we entered into with CSM on September 8, 2015 (as described in the “Other Legal Matters” section of Note 10 to the accompanying unaudited condensed consolidated financial statements).

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial position and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We review our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. During the three and six months ended October 31, 2015, there were no significant changes in our critical accounting policies as previously disclosed by us in Part II, Item 7 of our Annual Report for the fiscal year ended April 30, 2015.

Liquidity and Capital Resources

At October 31, 2015, we had $72,005,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect negative cash flows from operations to continue in the foreseeable future. Therefore, unless and until we are able to generate sufficient revenue from Avid’s contract manufacturing services or from the sale or licensing of our product candidates under development, we expect such losses to continue in the foreseeable future.

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

Historically, we have funded a significant portion of our operations through the issuance of equity. During the six months ended October 31, 2015, we raised $36,642,000 in aggregate gross proceeds from the sale of shares of our common stock (as described in Note 6 to the accompanying unaudited condensed consolidated financial statements). Subsequent to October 31, 2015 and through December 10, 2015, we raised an additional $4,632,000 in aggregate gross proceeds from the sale of shares of our common stock (as described in Note 12 to the accompanying unaudited condensed consolidated financial statements). As of December 10, 2015, $119,213,000 remained available to us under our two effective shelf registration statements, which allows us from time to time to offer and sell shares of our common stock or preferred stock, in one or more offerings, either individually or in combination.

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

In addition, based on our current projections, which include but are not limited to, projected expenses associated with our Phase III SUNRISE trial, projected expenses associated with our anticipated start of new clinical trials, projected payments of dividends on our issued and outstanding Series E Preferred Stock, projected cash receipts under signed commitments with existing customers of Avid, and assuming we raise no additional capital from the capital markets or other potential sources, we believe we will have sufficient cash on hand to meet our obligations as they become due through at least October 2016. Notwithstanding, we will need to raise substantial additional capital in the future to fund certain of our operations beyond October 2016, including our Phase III SUNRISE trial. There are a number of uncertainties associated with our financial projections, including but not limited to, termination of Avid customer contracts, technical challenges and the rate at which patients are enrolled into any current or future clinical trial, any of which could reduce, delay or accelerate our future projected cash inflows and outflows. In addition, in the event our projected cash-inflows are reduced or delayed, we might not have sufficient capital to operate our business through October 2016 unless we raise additional capital. The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern (as further described in the “Report of Independent Registered Public Accounting Firm” included in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended April 30, 2015).

Significant components of the changes in cash flows from operating, investing, and financing activities for the six months ended October 31, 2015 compared to the same prior year period are as follows:

Net Cash Used In Operating Activities. Net cash used in operating activities represents our (i) net loss, as reported, (ii) less non-cash operating expenses, and (iii) net changes in the timing of cash flows as reflected by the changes in operating assets and liabilities, as described in the below table:

	Six Months Ended October 31,
	2015	2014
Net loss, as reported	$(26,921,000)	$(25,229,000)
Less non-cash operating expenses:
Share-based compensation	2,457,000	3,664,000
Depreciation and amortization	457,000	542,000
Net cash used in operating activities before changes in operating assets and liabilities	$(24,007,000)	$(21,023,000)
Net change in operating assets and liabilities	$(2,569,000)	$(3,132,000)
Net cash used in operating activities	$(26,576,000)	$(24,155,000)

Net cash used in operating activities increased $2,421,000 to $26,576,000 for the six months ended October 31, 2015 compared to net cash used in operating activities of $24,155,000 for the six months ended October 31, 2014. This increase in net cash used in operating activities was due to an increase in net loss reported for the current year six-month period after deducting non-cash operating expenses of $2,984,000, as described in the above table, offset by a net change in operating assets and liabilities of $563,000 due to the timing of cash receipts and expenditures.

Net Cash Used In Investing Activities. Net cash used in investing activities for the six months ended October 31, 2015 and 2014, was $4,075,000 and $1,530,000, respectively.

Net cash used in investing activities during the six months ended October 31, 2015 consisted of property and equipment acquisitions of $4,534,000 offset by a decrease in other assets of $459,000. Property and equipment acquisitions during the six months ended October 31, 2015 primarily related to construction-in-progress associated with the construction of a manufacturing facility to support the commercial manufacturing of bavituximab, if approved for sale, and to add additional manufacturing capacity to support Avid’s potential revenue growth. The decrease in other assets was primarily due to the transfer of progress payments incurred during fiscal year 2015 to property and equipment associated with the aforementioned current year six-month period property and equipment acquisitions.

Net cash used in investing activities during the six months ended October 31, 2014 consisted of property and equipment acquisitions of $2,571,000 offset by a decrease in other assets of $1,041,000. Property and equipment acquisitions during the six months ended October 31, 2014 primarily related to the implementation of an enterprise resource planning system (the “ERP system”), the acquisition of laboratory equipment, and construction-in-progress associated with the construction of the aforementioned manufacturing facility. The decrease in other assets was primarily due to the transfer of progress payments incurred during fiscal year 2014 to property and equipment associated with the aforementioned fiscal year 2015 six-month period property and equipment acquisitions related to the ERP system and certain laboratory equipment.

Net Cash Provided By Financing Activities. Net cash provided by financing activities for the six months ended October 31, 2015 and 2014, was $34,655,000 and $12,634,000, respectively.

Net cash provided by financing activities during the six months ended October 31, 2015 consisted of (i) $19,999,000 in net proceeds from the sale of shares of our common stock under a Common Stock Purchase Agreement, (ii) $16,199,000 in net proceeds from the sale of shares of our common stock under two separate At Market Issuance Sales Agreements, (iii) $334,000 in net proceeds from the purchase of shares under our 2010 Employee Stock Purchase Plan (the “ESPP”), (iv) $132,000 in net proceeds from stock option exercises, and (v) $59,000 in net proceeds from the sale of shares of our Series E Preferred Stock under a separate At Market Issuance Sales Agreement, which amounts were offset by dividends paid on our issued and outstanding Series E Preferred Stock of $2,068,000.

Net cash provided by financing activities during the six months ended October 31, 2014 consisted of (i) $9,518,000 in net proceeds from the sale of shares of our Series E Preferred Stock under an At Market Issuance Sales Agreement, (ii) $4,213,000 in net proceeds from the sale of shares of our common stock under a separate At Market Issuance Sales Agreement, (iii) $307,000 in net proceeds from the purchase of shares of our common stock under our ESPP, and (iv) $149,000 in net proceeds from stock option exercises, which amounts were offset by dividends paid on our Series E Preferred Stock of $1,544,000 and principal payments on a capital lease of $9,000.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our cash and cash equivalents are primarily invested in money market funds with one major commercial bank with the primary objective to preserve our principal balance. Our deposits held with this bank exceed the amount of government insurance limits provided on our deposits and, therefore, we are exposed to credit risk in the event of default by the major commercial bank holding our cash balances. However, these deposits may be redeemed upon demand and, therefore, bear minimal risk. In addition, while changes in U. S. interest rates would affect the interest earned on our cash and cash equivalents balance at October 31, 2015, such changes would not have a material adverse effect on our financial position or results of operations based on historical movements in interest rates.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2015, the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2015.

There were no significant changes in our internal control over financial reporting, during the quarter ended October 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There have been no material developments in the legal proceedings disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2015, as updated in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2015.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a) Exhibits:

3.1	Certificate of Incorporation of Peregrine Pharmaceuticals, Inc., as amended through October 15, 2015. *
10.1	At Market Issuance Sales Agreement dated August 7, 2015, by and between Peregrine Pharmaceuticals, Inc. and MLV & Co. LLC (Incorporated by reference to Exhibit 10.26 to Registrant’s Current Report on Form 8-K as filed with the Commission on August 7, 2015).
10.2	Equity Distribution Agreement dated August 7, 2015, by and between Peregrine Pharmaceuticals, Inc. and Noble International Investments, Inc., doing business as Noble Life Science Partners, a division of Noble Financial Capital Markets (Incorporated by reference to Exhibit 10.27 to Registrant’s Current Report on Form 8-K as filed with the Commission on August 7, 2015).
10.3	Common Stock Purchase Agreement dated October 30, 2015, by and between Peregrine Pharmaceuticals, Inc. and Eastern Capital Limited (Incorporated by reference to Exhibit 10.28 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 30, 2015).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350. *
101.INS	XBRL Taxonomy Extension Instance Document. *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *
101.PRE	XBRL Presentation Extension Linkbase Document. *

_______________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEREGRINE PHARMACEUTICALS, INC.

Date: December 10, 2015	By: /s/ Steven W. King
Steven W. King
President and Chief Executive Officer

Date: December 10, 2015	By: /s/ Paul J. Lytle
Paul J. Lytle
Chief Financial Officer
(signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)

