Form 10-Q
period 2016-01-31
PEREGRINE PHARMACEUTICALS INC
filed 2016-03-09
CIK 704562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

Yes ☐    No  ☒

As of March 8, 2016, there were 233,738,426 shares of common stock, $0.001 par value, outstanding.

PEREGRINE PHARMACEUTICALS, INC.

TABLE OF CONTENTS

The terms “we,” “us,” “our,” “the Company,” and “Peregrine,” as used in this Report on Form 10-Q refers to Peregrine Pharmaceuticals, Inc. and its wholly owned subsidiary, Avid Bioservices, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	JANUARY 31, 2016	APRIL 30, 2015
	Unaudited	(Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$67,470,000	$68,001,000
Trade and other receivables, net	8,599,000	3,813,000
Inventories	15,189,000	7,354,000
Prepaid expenses and other current assets, net	2,346,000	1,355,000
Total current assets	93,604,000	80,523,000
Property and equipment, net	23,846,000	15,124,000
Other assets	1,602,000	1,817,000
TOTAL ASSETS	$119,052,000	$97,464,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,844,000	$10,385,000
Accrued clinical trial and related fees	6,975,000	3,910,000
Accrued payroll and related costs	4,497,000	4,606,000
Deferred revenue	15,418,000	6,630,000
Customer deposits	22,433,000	11,363,000
Other current liabilities	1,047,000	437,000
Total current liabilities	58,214,000	37,331,000

Deferred rent, less current portion	905,000	1,098,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock – $0.001 par value; authorized 5,000,000 shares; 1,577,440 and 1,574,764 shares issued and outstanding at January 31, 2016 and April 30, 2015, respectively	2,000	2,000
Common stock – $0.001 par value; authorized 500,000,000 shares; 232,231,242 and 193,346,627 shares issued and outstanding at January 31, 2016 and April 30, 2015, respectively	232,000	193,000
Additional paid-in capital	557,091,000	512,464,000
Accumulated deficit	(497,392,000)	(453,624,000)
Total stockholders’ equity	59,933,000	59,035,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$119,052,000	$97,464,000

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and comprehensive loss (UNAUDITED)

	THREE MONTHS ENDED JANUARY 31,		NINE MONTHS ENDED JANUARY 31,
	2016	2015	2016	2015
REVENUES:
Contract manufacturing revenue	$6,672,000	$5,677,000	$25,574,000	$17,436,000
License revenue	37,000	–	329,000	37,000
Total revenues	6,709,000	5,677,000	25,903,000	17,473,000

COSTS AND EXPENSES:
Cost of contract manufacturing	3,896,000	3,113,000	13,245,000	10,835,000
Research and development	15,156,000	11,261,000	43,264,000	31,465,000
Selling, general and administrative	4,524,000	4,325,000	13,839,000	13,503,000
Total costs and expenses	23,576,000	18,699,000	70,348,000	55,803,000

LOSS FROM OPERATIONS	(16,867,000)	(13,022,000)	(44,445,000)	(38,330,000)

OTHER INCOME (EXPENSE):
Interest and other income	34,000	29,000	691,000	108,000
Interest and other expense	(14,000)	(1,000)	(14,000)	(1,000)
Total other income (expense), net	20,000	28,000	677,000	107,000

NET LOSS	$(16,847,000)	$(12,994,000)	$(43,768,000)	$(38,223,000)

comprehensive loss	$(16,847,000)	$(12,994,000)	$(43,768,000)	$(38,223,000)

Series E preferred stock accumulated dividends	(1,380,000)	(1,033,000)	(3,448,000)	(2,577,000)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(18,227,000)	$(14,027,000)	$(47,216,000)	$(40,800,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	227,389,225	182,519,923	209,549,670	180,562,524

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.08)	$(0.08)	$(0.23)	$(0.23)

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED JANUARY 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,768,000)	$(38,223,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	3,740,000	5,280,000
Depreciation and amortization	921,000	803,000
Loss on disposal of property and equipment	14,000	1,000
Changes in operating assets and liabilities:
Trade and other receivables, net	(4,786,000)	(4,952,000)
Inventories	(7,835,000)	(618,000)
Prepaid expenses and other current assets, net	(991,000)	485,000
Other non-current assets	(211,000)	(1,000)
Accounts payable	(4,289,000)	1,870,000
Accrued clinical trial and related fees	3,065,000	(1,316,000)
Accrued payroll and related expenses	(109,000)	(121,000)
Deferred revenue	8,788,000	219,000
Customer deposits	11,070,000	2,551,000
Other accrued expenses and current liabilities	610,000	1,000
Deferred rent	(193,000)	410,000
Net cash used in operating activities	(33,974,000)	(33,611,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquisitions	(7,909,000)	(4,805,000)
Decrease in other assets	426,000	1,139,000
Net cash used in investing activities	(7,483,000)	(3,666,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $633,000 and $193,000, respectively	43,498,000	7,205,000
Proceeds from issuance of Series E preferred stock, net of issuance costs of $1,000 and $553,000, respectively	59,000	9,567,000
Proceeds from issuance of common stock under Employee Stock Purchase Plan	334,000	307,000
Proceeds from exercise of stock options, net of issuance costs of $1,000 and $3,000, respectively	138,000	277,000
Dividends paid on preferred stock	(3,103,000)	(2,318,000)
Principal payments on capital leases	–	(13,000)
Net cash provided by financing activities	40,926,000	15,025,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(531,000)	(22,252,000)

CASH AND CASH EQUIVALENTS, beginning of period	68,001,000	77,490,000

CASH AND CASH EQUIVALENTS, end of period	$67,470,000	$55,238,000

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable and other liabilities for purchase of property and equipment	$1,748,000	$2,510,000
Lease incentives	$–	$370,000

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2016 (Unaudited)

1.     ORGANIZATION AND BUSINESS

We are a biopharmaceutical company focused on developing novel investigational products that help utilize the body’s own immune system to fight cancer, also known as immunotherapy. Bavituximab is our lead immunotherapy candidate in clinical development. In addition to our product development efforts, we operate a wholly-owned biomanufacturing subsidiary, Avid Bioservices, Inc. (“Avid”), a contract manufacturing organization that provides fully integrated current Good Manufacturing Practices (“cGMP”) services from cell line development to commercial cGMP biomanufacturing for its third-party customers while also supporting the clinical drug supply of bavituximab.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts, as well as disclosures of commitments and contingencies in the financial statements and accompanying notes. Actual results could differ materially from those estimates and assumptions.

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

Liquidity and Financial Condition

At January 31, 2016, we had $67,470,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect negative cash flows from operations to continue in the foreseeable future. Therefore, unless and until we are able to generate sufficient revenue from Avid’s contract manufacturing services or from the sale or licensing of our product candidates under development, we expect such losses to continue in the foreseeable future.

Our ability to continue to fund our operations is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, (i) raising additional capital in the equity markets, (ii) generating additional revenue from Avid, or (iii) licensing or partnering our product candidates in development.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2016 (Unaudited) (Continued)

Historically, we have funded a significant portion of our operations through the issuance of equity. During the nine months ended January 31, 2016, we raised $44,131,000 in aggregate gross proceeds from the sale of shares of our common stock (Note 6). As of January 31, 2016, $116,356,000 remained available to us under our two effective shelf registration statements, which allows us from time to time to offer and sell shares of our common stock or preferred stock, in one or more offerings, either individually or in combination.

Our ability to raise additional capital in the equity markets to fund our obligations in future periods is dependent on a number of factors, including, but not limited to, the market demand for our common stock or 10.5% Series E Convertible Preferred Stock (the “Series E Preferred Stock”). The market demand or liquidity of our common stock or Series E Preferred Stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse clinical trial results, such as the subsequent event disclosed in Note 12, and significant delays in one or more clinical trials. If we are unable to either (i) raise sufficient capital in the equity markets, (ii) generate additional revenue from Avid, or (iii) license or partner our products in development, or any combination thereof, we may need to delay, scale back, or eliminate some or all our research and development efforts or restructure our operations. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us and may cause further dilution to our stockholders.

Cash and Cash Equivalents

We consider all highly liquid, short-term investments with an initial maturity of three months or less at the time of purchase to be cash equivalents.

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

Our trade receivables from amounts billed for contract manufacturing services provided by Avid have historically been derived from a small customer base. Most contracts require up-front payments and installment payments during the service period. We perform periodic evaluations of the financial condition of our customers and generally do not require collateral, but we can terminate any contract if a material default occurs. Approximately 95% of our trade receivable balance as of January 31, 2016 (Note 3), represents amounts due from two customers.

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

We recognize revenue in accordance with the authoritative guidance for revenue recognition. We recognize revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery (or passage of title) has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured. We also comply with the authoritative guidance for revenue recognition regarding arrangements with multiple elements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2016 (Unaudited) (Continued)

Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer or licensing partner. When deliverables are separable, consideration received is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units, which may require the use of significant judgement. Deliverables are considered separate units of accounting if (1) the delivered item(s) has value to the customer on a stand-alone basis and (2) the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control.

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

Contract Manufacturing Revenue

Revenue associated with contract manufacturing services provided by Avid is recognized once the service has been rendered and/or upon shipment (or passage of title) of the product to the customer. For arrangements that include multiple elements, we follow the authoritative guidance for revenue recognition regarding arrangements with multiple deliverables, as described above.

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

License Revenue

License revenue related to licensing agreements associated with our technologies under development primarily consists of non-refundable upfront license fees, non-refundable annual license fees and milestone payments. Non-refundable upfront license fees received under license agreements, whereby continued performance or future obligations are considered inconsequential to the relevant license technology, are recognized as revenue upon delivery of the technology. For licensing agreements that include multiple elements, we follow the authoritative guidance for revenue recognition regarding arrangements with multiple deliverables, as described above.

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
FOR THE NINE MONTHS ENDED JANUARY 31, 2016 (Unaudited) (Continued)

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

The provisions above do not apply to contingent consideration for which payment is either contingent solely upon the passage of time or the result of a counterparty’s performance. We will assess the nature of, and appropriate accounting for, these payments on a case-by-case basis in accordance with the applicable authoritative guidance for revenue recognition.

Any amounts received prior to satisfying these revenue recognition criteria are recorded as deferred revenue in the accompanying unaudited condensed consolidated financial statements.

Impairment

Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. Long-lived assets are reported at the lower of carrying amount or fair value less cost to sell. For the three and nine months ended January 31, 2016 and 2015, there was no impairment of the value of our long-lived assets.

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

As of January 31, 2016 and April 30, 2015, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash and cash equivalents, which are primarily invested in money market funds with one major commercial bank, are carried at fair value based on quoted market prices for identical securities (Level 1 input).

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2016 (Unaudited) (Continued)

Clinical trial costs are a significant component of our research and development expenses. We have a history of contracting with third parties that perform various clinical trial activities on our behalf in the ongoing development of our product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flow. Expenses related to clinical trials are accrued based on our estimates and/or representations from third parties (including clinical research organizations) regarding services performed. If the contracted amounts are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), we modify our accruals accordingly on a prospective basis. Revisions in the scope of a contract are charged to expense in the period in which the facts that give rise to the revision become reasonably certain. There were no material adjustments for a change in estimate to research and development expenses in the accompanying unaudited condensed consolidated financial statements for the three and nine months ended January 31, 2016 and 2015.

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

Share-based Compensation

We account for stock options and other share-based awards granted under our equity compensation plans in accordance with the authoritative guidance for share-based compensation. The estimated fair value of share-based payments to employees in exchange for services is measured at the grant date, using a fair value based method, such as a Black-Scholes option valuation model, and is recognized as expense on a straight-line basis over the requisite service periods. The fair value of modifications to share-based awards, if any, is generally estimated using a Black-Scholes option valuation model, unless a lattice model is required. Share-based compensation expense recognized during the period is based on the value of the portion of the share-based payment that is ultimately expected to vest during the period. In addition, as of January 31, 2016, there were no outstanding share-based awards with market or performance conditions.

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

Basic and Dilutive Net Loss Per Common Share

Basic net loss per common share is computed by dividing our net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period excluding the dilutive effects of stock options, shares of common stock expected to be issued under our Employee Stock Purchase Plan (the “ESPP”), warrants, and Series E Preferred Stock outstanding during the period. Diluted net loss per common share is computed by dividing our net loss attributable to common stockholders by the sum of the weighted average number of shares of common stock outstanding during the period plus the potential dilutive effects of stock options, shares of common stock expected to be issued under our ESPP, warrants, and Series E Preferred Stock outstanding during the period. Net loss attributable to common stockholders represents our net loss plus Series E Preferred Stock accumulated dividends. Series E Preferred Stock accumulated dividends include dividends declared for the period (regardless of whether or not the dividends have been paid) and dividends accumulated for the period (regardless of whether or not the dividends have been declared).

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2016 (Unaudited) (Continued)

The potential dilutive effect of stock options, shares of common stock expected to be issued under our ESPP, and warrants outstanding during the period was calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. The potential dilutive effect of Series E Preferred Stock outstanding during the period was calculated using the if-converted method assuming the conversion of Series E Preferred Stock as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. However, because the impact of stock options, shares of common stock expected to be issued under our ESPP, warrants, and Series E Preferred Stock are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per common share amounts for the three and nine months ended January 31, 2016 and 2015.

The calculation of weighted average diluted shares outstanding for the three- and nine-month periods ended January 31, 2016 and 2015 excludes the dilutive effect of the following weighted average outstanding stock options and shares of common stock expected to be issued under our employee stock purchase plan as their impact are anti-dilutive during periods of net loss:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015
Stock Options	2,012,239	3,209,716	2,189,915	4,067,214
ESPP	16,932	4,159	61,817	28,376
Total	2,029,171	3,213,875	2,251,732	4,095,590

The calculation of weighted average diluted shares outstanding for the three- and nine-month periods ended January 31, 2016 and 2015 also excludes the following weighted average outstanding stock options, warrants, and Series E Preferred Stock (assuming the if-converted method), as their exercise prices or conversion price were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015
Stock Options	19,129,031	8,569,057	15,800,281	8,500,817
Warrants	273,280	273,280	273,280	273,280
Series E Preferred Stock	13,260,355	9,912,502	13,249,024	9,321,584
Total	32,662,666	18,754,839	29,322,585	18,095,681

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
FOR THE NINE MONTHS ENDED JANUARY 31, 2016 (Unaudited) (Continued)

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Under existing standards, deferred taxes for each tax-paying jurisdiction are presented as a net current asset or liability and net long-term asset or liability. To simplify presentation, the new guidance will require that all deferred tax assets and liabilities, along with related valuation allowances, be classified as long-term on the balance sheet. As a result, each tax-paying jurisdiction will now only have one net long-term deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. ASU No. 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, which will be our fiscal year 2017 beginning May 1, 2016. We are currently in the process of evaluating the impact of adoption of ASU No. 2015-17, however, we do not expect the adoption of the guidance to have a material impact on our consolidated financial statements and related disclosures.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2016 (Unaudited) (Continued)

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities. ASU No. 2016-01 requires several targeted changes including that equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. The new guidance also changes certain disclosure requirements and other aspects of current U.S. GAAP. Amendments are to be applied as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. ASU No. 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which will be our fiscal year beginning May 1, 2018. Early adoption is not permitted with the exception of certain targeted provisions. We are currently in the process of evaluating the impact of adoption of ASU No. 2016-01 on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-2 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, which will be our fiscal year beginning May 1, 2019. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption of ASU No. 2016-02 on our consolidated financial statements and related disclosures.

3.     Trade and other RECEIVABLEs

Trade and other receivables, net, consists of the following:

	January 31, 2016	April 30, 2015
Trade receivables(1)	$8,234,000	$3,423,000
Other receivables, net	365,000	390,000
Trade and other receivables, net	$8,599,000	$3,813,000

______________

(1)	Represents amounts billed for contract manufacturing services provided by Avid.

We continually monitor our allowance for doubtful accounts for all receivables. We apply judgment in assessing the ultimate realization of our receivables and we estimate an allowance for doubtful accounts based on various factors, such as, the aging of accounts receivable balances, historical experience, and the financial condition of our customers. Based on our analysis of our receivables as of January 31, 2016 and April 30, 2015, we determined an allowance for doubtful accounts of nil and $5,000, respectively, was necessary with respect to our other receivables, and no allowance was necessary with respect to our trade receivables.

4.     PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related asset, generally ranging from three to ten years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Construction-in-progress represents expenditures related to a new manufacturing facility we constructed to support the anticipated growth of our contract manufacturing business while also providing sufficient manufacturing capacity to support our internal product development efforts. The construction of the manufacturing facility was completed and placed into service during the quarter ended January 31, 2016, and, accordingly, the construction costs were transferred from construction-in-progress to leasehold improvements and equipment. No interest was incurred or capitalized as construction-in-progress as of January 31, 2016 and depreciation was not recorded until the asset was placed into service.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2016 (Unaudited) (Continued)

Property and equipment, net, consists of the following:

	January 31, 2016	April 30, 2015
Leasehold improvements	$18,946,000	$1,538,000
Laboratory equipment	9,912,000	5,965,000
Furniture, fixtures, office equipment and software	3,984,000	3,991,000
Construction-in-progress	–	11,819,000
	32,842,000	23,313,000
Less accumulated depreciation and amortization	(8,996,000)	(8,189,000)
Property and equipment, net	$23,846,000	$15,124,000

Depreciation and amortization expense for the three and nine months ended January 31, 2016 was $464,000 and $921,000, respectively. Depreciation and amortization expense for the three and nine months ended January 31, 2015 was $261,000 and $803,000, respectively.

5.     INVENTORIES

Inventories are stated at the lower of cost or market and primarily include raw materials, direct labor and overhead costs (work-in-process) associated with our wholly-owned subsidiary, Avid. Cost is determined by the first-in, first-out method. Inventories consist of the following:

	January 31, 2016	April 30, 2015
Raw materials	$7,202,000	$3,821,000
Work-in-process	7,987,000	3,533,000
Total inventories	$15,189,000	$7,354,000

6.     STOCKHOLDERS’ EQUITY

Common Stock

Our ability to continue our clinical trials and development efforts is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity.

During the nine months ended January 31, 2016, we issued common stock under the following agreements:

June 2014 AMI Sales Agreement - On June 13, 2014, we entered into an At Market Issuance Sales Agreement with MLV & Co. LLC (“MLV”), as amended on April 13, 2015 (“June 2014 AMI Sales Agreement”), pursuant to which we may sell shares of our common stock through MLV, as agent, for aggregate gross proceeds of up to $25,000,000, in registered transactions from our shelf registration statement on Form S-3 (File No. 333-201245), which was declared effective by the SEC on January 15, 2015 (“January 2015 Shelf”). Sales of our common stock through MLV may be made by any method that is deemed an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”). We pay MLV a commission equal to 2.5% of the gross proceeds from the sale of our common stock pursuant to the June 2014 AMI Sales Agreement. During the nine months ended January 31, 2016, we sold 8,629,738 shares of common stock at market prices under the June 2014 AMI Sales Agreement, for aggregate gross proceeds of $11,456,000 before deducting commissions and other issuance costs of $311,000. As of January 31, 2016, we had raised the full amount of gross proceeds available to us under the June 2014 AMI Sales Agreement.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2016 (Unaudited) (Continued)

August 2015 AMI Sales Agreement - On August 7, 2015, we entered into an At Market Issuance Sales Agreement (“August 2015 AMI Sales Agreement”) with MLV, pursuant to which we may sell shares of our common stock through MLV, as agent, for aggregate gross proceeds of up to $30,000,000, in registered transactions from our January 2015 Shelf. Sales of our common stock through MLV may be made by any method that is deemed an “at the market offering” as defined in Rule 415 of the Securities Act. We pay MLV a commission equal to 2.5% of the gross proceeds from the sale of our common stock pursuant to the August 2015 AMI Sales Agreement. During the nine months ended January 31, 2016, we sold 6,751,651 shares of common stock at market prices under the August 2015 AMI Sales Agreement for aggregate gross proceeds of $7,447,000 before deducting commissions and other issuance costs of $190,000. As of January 31, 2016, aggregate gross proceeds of up to $22,553,000 remained available to us under the August 2015 AMI Sales Agreement.

Equity Distribution Agreement - On August 7, 2015, we entered into an Equity Distribution Agreement, with Noble International Investments, Inc., doing business as Noble Life Science Partners, a division of Noble Financial Capital Markets (“Noble”), pursuant to which we may sell shares of our common stock through Noble, as agent, for aggregate gross proceeds of up to $20,000,000, in registered transactions from our January 2015 Shelf. Sales of our common stock through Noble may be made by any method that is deemed an “at the market offering” as defined in Rule 415 of the Securities Act. We pay Noble a commission equal to 2.5% of the gross proceeds from the sale of our common stock pursuant to the Equity Distribution Agreement. During the nine months ended January 31, 2016, we sold 4,455,278 shares of common stock at market prices under the Equity Distribution Agreement for aggregate gross proceeds of $5,228,000 before deducting commissions and other issuance costs of $131,000. As of January 31, 2016, aggregate gross proceeds of up to $14,772,000 remained available to us under the Equity Distribution Agreement.

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

Series E Preferred Stock

June 2014 Series E AMI Sales Agreement

On June 13, 2014, we entered into an At Market Issuance Sales Agreement (“Series E AMI Sales Agreement”) with MLV, pursuant to which we may issue and sell shares of our Series E Preferred Stock through MLV, as agent, for aggregate gross proceeds of up to $30,000,000, in registered transactions from our shelf registration statement on Form S-3 (File No. 333-193113), which was declared effective by the SEC on January 16, 2014. Sales of our common stock through MLV may be made by any method that is deemed an “at the market offering” as defined in Rule 415 of the Securities Act. We pay MLV a commission of up to 5% of the gross proceeds from the sale of our Series E Preferred Stock pursuant to the August 2015 AMI Sales Agreement. During the nine months ended January 31, 2016, we sold 2,676 shares of our Series E Preferred Stock at market prices under the Series E AMI Sales Agreement for aggregate gross proceeds of $60,000 before deducting commissions and other issuance costs of $1,000. As of January 31, 2016, aggregate gross proceeds of up to $10,735,000 remained available to us under the Series E AMI Sales Agreement.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2016 (Unaudited) (Continued)

(iii) Following a change of control (as defined in the Certificate of Designations) of our company by a person or entity, we (or the acquiring entity) may, at our option, redeem the Series E Preferred Stock, in whole but not in part, within 120 days after the date on which the change of control has occurred for cash, at the redemption price;

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

(ix) The holders of the Series E Preferred Stock have no voting rights, except as defined in the Certificate of Designations.

Series E Preferred Stock Dividends

The following table summarizes the Series E Preferred Stock dividend activity for the nine months ended January 31, 2016:

Declaration Date	Dividend Per Share	Annualized Percentage Rate	Liquidation Preference	Accrual Period	Record Date	Payment Date
6/5/2015	$0.65625	10.50%	$25.00	4/1/2015 – 6/30/2015	6/19/2015	7/1/2015
9/8/2015	$0.65625	10.50%	$25.00	7/1/2015 – 9/30/2015	9/18/2015	10/1/2015
12/7/2015	$0.65625	10.50%	$25.00	10/1/2015 – 12/31/2015	12/18/2015	1/4/2016

Shares of Common Stock Authorized and Reserved for Future Issuance

We are authorized to issue up to 500,000,000 shares of our common stock. As of January 31, 2016, 232,231,242 shares of our common stock were issued and outstanding. In addition, our common stock outstanding as of January 31, 2016 excluded the following shares of common stock reserved for future issuance:

•	39,587,885 shares of common stock reserved for issuance under outstanding option grants and available for issuance under our stock incentive plans;
•	2,090,892 shares of common stock reserved for and available for issuance under our ESPP;
•	273,280 shares of common stock issuable upon exercise of outstanding warrants; and
•	45,745,760 shares of common stock issuable upon conversion of our outstanding Series E Preferred Stock (1).

_____________

(1)	The Series E Preferred Stock is convertible into a number of shares of common stock determined by dividing the liquidation preference of $25.00 per share by the conversion price, currently $3.00 per share. If all outstanding Series E Preferred Stock were converted at the $3.00 per share conversion price, the holders of Series E Preferred Stock would receive an aggregate of 13,145,333 shares of our common stock. However, we have reserved the maximum number of shares of our common stock that could be issued upon a change of control event assuming our shares of common stock are acquired for consideration of $0.855 per share or less. In this scenario, each outstanding share of Series E Preferred Stock could be converted into 29 shares of common stock, representing the Share Cap.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2016 (Unaudited) (Continued)

7.     equity compensation plans

Stock Incentive Plans

As of January 31, 2016, we had an aggregate of 39,587,885 shares of common stock reserved for issuance under our stock incentive plans, of which, 23,654,555 shares were subject to outstanding options and 15,933,330 shares were available for future grants of share-based awards.

The following summarizes our stock option transaction activity for the nine months ended January 31, 2016:

Stock Options	Shares	Weighted Average Exercisable Price
Outstanding, May 1, 2015	20,708,672	$1.54
Granted	3,878,509	$1.30
Exercised	(177,266)	$0.79
Canceled or expired	(755,360)	$1.82
Outstanding, January 31, 2016	23,654,555	$1.50

Employee Stock Purchase Plan

We have reserved a total of 5,000,000 shares of common stock to be purchased under our ESPP, of which 2,090,892 shares remained available to purchase at January 31, 2016. The ESPP allows eligible employees on a voluntary basis to purchase shares of our common stock directly from us. Under the ESPP, we sell shares to participants at a price equal to the lesser of 85% of the fair market value of our common stock at the (i) beginning of a six-month offering period, or (ii) end of the six-month offering period. The ESPP provides for two six-month offering periods each year; the first offering period begins on the first trading day on or after each November 1; the second offering period begins on the first trading day on or after each May 1. During the nine months ended January 31, 2016, 352,164 shares of our common stock were purchased under the ESPP at a purchase price of $0.95 per share.

Share-Based Compensation

Total share-based compensation expense is included in the accompanying unaudited condensed consolidated statements of operations as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015
Cost of contract manufacturing	$20,000	$16,000	$42,000	$48,000
Research and development	580,000	685,000	1,620,000	2,288,000
Selling, general and administrative	683,000	915,000	2,078,000	2,944,000
Total	$1,283,000	$1,616,000	$3,740,000	$5,280,000

Share-based compensation from:
Stock options	$1,208,000	$1,561,000	$3,555,000	$5,086,000
ESPP	75,000	55,000	185,000	194,000
	$1,283,000	$1,616,000	$3,740,000	$5,280,000

As of January 31, 2016, the total estimated unrecognized compensation cost related to non-vested employee stock options was $3,802,000. This cost is expected to be recognized over a weighted average vesting period of 1.47 years based on current assumptions. In addition, as of January 31, 2016, the total estimated unrecognized compensation cost related to non-vested stock options granted to non-employees was $45,000 based on a January 31, 2016 measurement date. This cost is expected to be recognized over a weighted average vesting period of 0.62 years.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2016 (Unaudited) (Continued)

8.     WARRANTS

No warrants were issued or exercised during the three and nine months ended January 31, 2016. As of January 31, 2016, warrants to purchase 273,280 shares of our common stock at an exercise price of $2.47 were outstanding and are exercisable through August 30, 2018.

9.     SEGMENT REPORTING

Our business is organized into two reportable operating segments and both operate in the U.S. Peregrine is engaged in the research and development of monoclonal antibodies focused on the treatment of cancer. Avid is engaged in providing contract manufacturing services for third-party customers on a fee-for-service basis while also supporting our clinical drug supply of bavituximab.

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

Segment information is summarized as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015
Contract manufacturing services revenue	$6,672,000	$5,677,000	$25,574,000	$17,436,000
Cost of contract manufacturing services	3,896,000	3,113,000	13,245,000	10,835,000

Gross profit	2,776,000	2,564,000	12,329,000	6,601,000

Revenue from products in research and development	37,000	–	329,000	37,000
Research and development expense	(15,156,000)	(11,261,000)	(43,264,000)	(31,465,000)
Selling, general and administrative expense	(4,524,000)	(4,325,000)	(13,839,000)	(13,503,000)
Other income (expense), net	20,000	28,000	677,000	107,000
Net loss	$(16,847,000)	$(12,994,000)	$(43,768,000)	$(38,223,000)

Revenue generated from our contract manufacturing services segment was derived from a limited number of customers. The percentages below represent revenue derived from each customer (and geographical location) as a percentage of total contract manufacturing services revenue:

	Geographic	Three Months Ended January 31,		Nine Months Ended January 31,
Customer	Location	2016	2015	2016	2015

Halozyme Therapeutics, Inc.	U.S.	64%	81%	68%	84%
Customer A	U.S.	27	7	28	3
Customer B	U.S.	2	4	1	10
Other customers	U.S./non-U.S.	7	8	3	3
Total		100%	100%	100%	100%

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2016 (Unaudited) (Continued)

Revenue generated from our products in our research and development segment during the nine months ended January 31, 2016 was primarily related to license revenue recognized under certain agreements with an unrelated entity (Note 11).

Our long-lived assets are located in the U.S. and consist of leasehold improvements, laboratory equipment, furniture and fixtures, office equipment and software, construction-in-progress and are net of accumulated depreciation. Long-lived assets by segment consist of the following:

	January 31, 2016	April 30, 2015
Long-lived Assets, net:
Contract manufacturing services	$22,288,000	$12,800,000
Products in research and development	1,558,000	2,324,000
Total	$23,846,000	$15,124,000

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

Securities Related Class Action Lawsuit

On September 28, 2012, three complaints were filed in the U.S. District Court for the Central District of California (the “District Court”) against us and certain of our executive officers and one consultant (collectively, the “Defendants”) on behalf of certain purchasers of our common stock. The complaints have been brought as purported stockholder class actions, and, in general, include allegations that Defendants violated (i) Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and (ii) Section 20(a) of the Exchange Act, by making materially false and misleading statements regarding the interim results of our bavituximab Phase II second-line NSCLC trial, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On February 5, 2013, the court consolidated the related actions with the low-numbered case (captioned Anderson v. Peregrine Pharmaceuticals, Inc., et al., Case No. 12-cv-1647-PSG (FMOx)). After the court issued two separate orders granting the Defendants’ two separate motions to dismiss, on May 1, 2014, the court issued a third order granting Defendants’ motion to dismiss the plaintiff’s amended complaint with prejudice. On May 29, 2014, the plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit with respect to the District Court’s order granting Defendants’ motion to dismiss. The U.S. Court of Appeals for the Ninth Circuit has scheduled oral argument for lead plaintiff’s appeal for May 4, 2016. We believe that the class action lawsuit is without merit and intend to vigorously defend the action.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2016 (Unaudited) (Continued)

On October 10, 2013, a derivative/class action complaint, captioned Michaeli v. Steven W. King, et al., C.A. No. 8994-VCL, was filed in the Court of Chancery of the State of Delaware against certain of our executive officers and directors. On December 1, 2015, the plaintiffs filed an amended and supplemental derivative/class action complaint. The amended complaint alleged that our directors and executives breached their respective fiduciary duties in connection with certain purportedly improper compensation decisions made by our Board of Directors during the past four fiscal years ended April 30, 2015, including: (i) the grant of a stock option to Mr. King on May 4, 2012; (ii) the non-routine broad-based stock option grant to our directors, executives, all other employees and certain consultants on December 27, 2012; and (iii) the payment, during the past four fiscal years ended April 30, 2015, of compensation to our non-employee directors. In addition, the complaint alleges that our directors breached their fiduciary duty of candor by filing and seeking stockholder action on the basis of an allegedly materially false and misleading proxy statement for our 2013 annual meeting of stockholders. The plaintiffs are seeking, among other things, recession of a portion of the stock option grant to Mr. King on May 4, 2012 and the stock options granted to the defendants on December 27, 2012, as well as disgorgement of any excessive compensation paid to our non-employee directors during the four fiscal years ended April 30, 2015 and other monetary relief for our benefit. The defendants filed their answer to the amended complaint on February 19, 2016. We believe that the derivative/class action complaint, as amended, is without merit and intend to vigorously defend the action.

Other Legal Matters

On September 24, 2012, we filed a lawsuit, captioned Peregrine Pharmaceuticals, Inc. v. Clinical Supplies Management, Inc., Case No. 8:12-cv-01608 JST(AN) (C.D. Cal), against Clinical Supplies Management, Inc. (“CSM”), in the U.S. District Court for the Central District of California. In 2010, we had contracted with CSM as our third-party vendor responsible for distribution of the blinded investigational product used in our bavituximab Phase IIb second-line NSCLC trial. As part of the routine collection of data in advance of an end-of-Phase II meeting with regulatory authorities, we discovered major discrepancies between some patient sample test results and patient treatment code assignments. Consequently, we filed this lawsuit against CSM alleging, among other causes of action, breach of contract, negligence, negligence per se, constructive fraud and negligent misrepresentation arising from CSM’s performance of its contracted services. On September 8, 2015, we and CSM entered into a confidential settlement and release agreement to resolve all claims related to the complaint we filed on September 24, 2012 against CSM. Pursuant to the terms of the Settlement Agreement, (i) all claims asserted in the litigation by us were dismissed with prejudice, (ii) each of the parties to the litigation received a full release of all claims, of any nature whatsoever, whether known or unknown, and (iii) CSM paid to us the sum of $600,000, which amount is included in interest and other income in the accompanying unaudited condensed consolidated financial statements for the nine months ended January 31, 2016.

11.     LICENSING AGREEMENTS

During May 2010, we entered into an assignment agreement and a license agreement (collectively, the “Agreements”) with an unrelated entity to develop our Tumor Necrosis Therapy technologies in certain Asia-Pacific Economic Cooperation countries.  We determined, pursuant to the authoritative guidance for revenue recognition for multiple element arrangements applied as of the transaction date, to utilize the residual method to allocate the consideration received under the arrangement.  Under the residual method, the amount of consideration allocated to all other elements in the arrangement (delivered and undelivered) equals the total arrangement consideration less the aggregate fair value of the undelivered elements with stand-alone fair value (i.e., manufacturing commitment services).  During May 2015, all obligations and commitments associated with the undelivered elements (i.e., manufacturing commitment services) expired in accordance with the terms of the Agreements and therefore, we recognized revenue of $292,000, which amount is included in license revenue in the accompanying unaudited condensed consolidated financial statements for the nine months ended January 31, 2016.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2016 (Unaudited) (Continued)

12.     SUBSEQUENT EVENTS

Phase III SUNRISE Trial Update

On February 25, 2016, we announced that we were discontinuing the Phase III SUNRISE trial based on the recommendation of the study’s Independent Data Monitoring Committee (“IDMC”) following a pre-specified interim analysis performed after 33% of targeted overall events (patient deaths) in the study were reached. Results of the analysis demonstrated that the patients treated in the bavituximab plus docetaxel treatment arm did not show a sufficient improvement in overall survival as compared to the patients treated in the docetaxel plus placebo treatment arm to warrant continuation of the study. Patient enrollment has been discontinued and existing patients in the trial will be given the choice to continue chemotherapy and/or bavituximab, as appropriate. Clinical trial data from the study will continue to be collected until trial completion. As a result of this interim analysis, we have decided to place all of our bavituximab plus chemotherapy combination trials on hold until we have evaluated all available data from the Phase III SUNRISE trial in order to determine whether or not further clinical trials in combination with chemotherapy are warranted.

Series E Preferred Stock Dividend

On March 7, 2016, our Board of Directors declared a quarterly cash dividend of $0.65625 per share on our Series E Preferred Stock. The dividend payment is equivalent to an annualized 10.50% per share, based on the $25.00 per share stated liquidation preference, accruing from January 1, 2016 through March 31, 2016. The cash dividend is payable on April 1, 2016 to holders of the Series E Preferred Stock of record on March 18, 2016.

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

Company Overview

We are a biopharmaceutical company focused on developing novel investigational products that help utilize the body’s own immune system to fight cancer, also known as immunotherapy. Bavituximab is our lead immunotherapy candidate in clinical development. In addition to our product development efforts, we operate a wholly-owned biomanufacturing subsidiary, Avid Bioservices, Inc. (“Avid”), a contract manufacturing organization that provides fully integrated current Good Manufacturing Practices (“cGMP”) services from cell line development to commercial cGMP biomanufacturing for its third-party customers while also supporting the clinical drug supply of bavituximab.

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

Company-Sponsored Trials

In December 2013, we initiated a randomized, double-blind, placebo-controlled Phase III trial evaluating bavituximab plus docetaxel versus docetaxel plus placebo, for the treatment of previously-treated non-small cell lung cancer (the “Phase III SUNRISE trial”). The design of the Phase III SUNRISE (Stimulating ImmUne RespoNse thRough BavItuximab in a PhaSE III Lung Cancer Study) trial was supported by promising data from our prior Phase IIb second-line non-small cell lung cancer (“NSCLC”) trial in the same indication.

On February 25, 2016, we announced that we were discontinuing the Phase III SUNRISE trial based on the recommendation of the study’s Independent Data Monitoring Committee (“IDMC”) following a pre-specified interim analysis performed after 33% of targeted overall events (patient deaths) in the study were reached. Results of the analysis demonstrated that the patients treated in the bavituximab plus docetaxel treatment arm did not show a sufficient improvement in overall survival as compared to the patients treated in the docetaxel plus placebo treatment arm to warrant continuation of the study. Patient enrollment has been discontinued and existing patients in the trial will be given the choice to continue chemotherapy and/or bavituximab, as appropriate. Clinical trial data from the study will continue to be collected until trial completion. As a result of this interim analysis, we have decided to place all of our bavituximab plus chemotherapy combination trials on hold until we have evaluated all available data from the Phase III SUNRISE trial in order to determine whether or not further clinical trials in combination with chemotherapy are warranted.

Notwithstanding the foregoing, we intend to continue evaluating bavituximab in combination with immuno-oncology (“I-O”) agents for the treatment of various cancers. I-O agents, such as PD-L1 antibodies, have separate mechanisms of action and preclinical data have demonstrated that combining the enhanced T-cell mediated anti-tumor activity of bavituximab with checkpoint inhibitors (I-O agent) may prolong the ability of tumor-specific T-cells to continue attacking the tumor.

The following represents an overview of our Company-sponsored trials:

Trial Combination	Indication; Trial Design	Phase	Status
Bavituximab I-O Combination	Previously-treated metastatic NSCLC; randomized, open-label trial combining the anti-PD-L1 monoclonal antibody durvalumab (MEDI4736) and bavituximab	II	Trial design is currently under evaluation, as discussed below.
Bavituximab I-O Combination with Chemotherapy	Multiple solid tumors; open-label trial combining the anti-PD-L1 monoclonal antibody durvalumab (MEDI4736) and bavituximab with chemotherapy	I/Ib	Trial design is currently under evaluation, as discussed below.
Bavituximab Chemotherapy Combination	Previously-treated NSCLC; randomized, double blind, placebo-controlled, combined with docetaxel (“Phase III SUNRISE trial”)	III	On February 25, 2016, we announced we were discontinuing the Phase III SUNRISE trial, as discussed above.
Bavituximab Chemotherapy Combination	HER2-negative metastatic breast cancer; open-label trial evaluating taxane chemotherapy (physician’s choice of docetaxel or paclitaxel) with or without bavituximab	II/III	Trial has been placed on hold pending our analysis of data from the Phase III SUNRISE trial.

The following represents additional information for each of our Company-sponsored trials that were mentioned above:

Collaboration with AstraZeneca Combining Bavituximab and Durvalumab (MEDI4736)

In August 2015, we entered into our first clinical collaboration with AstraZeneca to evaluate the I-O combination of bavituximab and durvalumab (MEDI4736), an anti-PD-L1 monoclonal antibody, with chemotherapy in a planned Phase I/Ib trial in multiple solid tumors. In October 2015, we expanded our clinical collaboration with AstraZeneca to evaluate the I-O combination of bavituximab and durvalumab in patients with previously-treated squamous or non-squamous NSCLC.

We are currently working with AstraZeneca to evaluate the trial designs for the two aforementioned clinical trials combining bavituximab with AstraZeneca’s PD-L1 inhibitor, durvalumab. In light of the recent development in the SUNRISE Phase III trial, the companies are currently working together to identify the optimal path forward for demonstrating potential mechanistic synergies between bavituximab and durvalumab in different patient populations. The expected timing of initiation of any trial will be determined upon finalization of its trial design.

Bavituximab and Docetaxel in Previously-Treated NSCLC

In December 2013, we initiated the Phase III SUNRISE trial. The Phase III SUNRISE trial enrolled approximately 600 stage IIIb/IV non-squamous NSCLC patients at clinical sites worldwide who had progressed after standard front-line platinum-containing chemotherapy doublet. Patients were randomized into one of two treatment arms. Under the original trial design, one treatment arm was to receive docetaxel (75 mg/m2), up to six 21-day cycles, in combination with bavituximab (3 mg/kg) weekly until progression or toxicity (the “bavituximab combination arm”). The other treatment arm was to receive docetaxel (75 mg/m2), up to six 21-day cycles, in combination with placebo weekly until progression or toxicity (the “docetaxel arm”). The primary endpoint of the trial is overall survival.

On February 25, 2016, we announced that we were discontinuing the Phase III SUNRISE trial based on the recommendation of the study’s IDMC following a pre-specified interim analysis performed after 33% of targeted overall events (patient deaths) in the study were reached. Results of the analysis demonstrated that the patients treated in the bavituximab plus docetaxel treatment arm did not show a sufficient improvement in overall survival as compared to the patients treated in the docetaxel plus placebo treatment arm to warrant continuation of the study. Patient enrollment has been discontinued and existing patients in the trial will be given the choice to continue chemotherapy and/or bavituximab, as appropriate. Clinical trial data from the study will continue to be collected until trial completion. As a result of this interim analysis, we have decided to place all of our bavituximab plus chemotherapy combination trials on hold until we have evaluated all available data from the Phase III SUNRISE trial in order to determine whether or not further clinical trials in combination with chemotherapy are warranted.

Bavituximab in HER2-negative Metastatic Breast Cancer

In December 2015, we initiated a Phase II/III open-label trial of physician’s choice of either docetaxel or paclitaxel with or without bavituximab in patients with HER2-negative metastatic breast cancer in approximately 150 patients. However, as a result of the Phase III SUNRISE trial data discussed above, we have decided to place a hold on this bavituximab plus chemotherapy combination trial until we have collected and evaluated all available data from the Phase III SUNRISE trial in order to determine whether or not the continuation of this trial is warranted.

Investigator-Sponsored Trials (“ISTs”) Program

In addition to our Company-sponsored trials, the following represents an overview of our investigator-sponsored program and trials:

National Comprehensive Cancer Network (“NCCN”) Program

In January 2016, we announced that we entered into a research collaboration with NCCN, a not-for-profit alliance of 26 of the world’s leading cancer centers, to expand the clinical research and development of bavituximab for the treatment of a range of tumors. Under this research collaboration, we plan to fund multiple ISTs and correlative studies with bavituximab at NCCN member institutions and their affiliate community hospitals through a $2 million research grant.  NCCN will be responsible for oversight and monitoring of all clinical studies under the research grant.

Bavituximab in Front-Line Rectal Adenocarcinoma IST

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

Bavituximab in Advanced Melanoma IST

This Phase Ib IST was designed to assess bavituximab in combination with ipilimumab in up to 24 patients with advanced melanoma. However, due to newly approved therapies in melanoma and the changes in the standard-of-care, enrollment in the trial was recently closed by the investigator. We are currently evaluating new potential trials in melanoma based on the current standard-of-care.

Integrated Biomanufacturing Subsidiary

In addition to our product development efforts, we operate Avid, our wholly-owned biomanufacturing subsidiary. Avid is strategically integrated with us to manufacture our clinical drug supply in addition to generating revenue from third-party customers. Contract manufacturing revenue generated by Avid has historically been derived from a small customer base. For information regarding our revenue generated from third-party customers, refer to Note 9, “Segment Reporting” of the accompanying unaudited condensed consolidated financial statements.

During December 2014, we announced expansion plans that could more than double Avid’s current manufacturing capacity to support the potential commercial manufacturing of bavituximab while also providing sufficient additional capacity to meet the anticipated growth of Avid’s business. The new facility is located within an existing 40,000 square foot warehouse located adjacent to our current headquarters in Tustin, California and was designed to accommodate multiple single-use bioreactors up to 2,000 liter scale. On March 7, 2016, we announced that our new facility has been formally commissioned under cGMP and all relevant regulatory agencies have been notified.

Results of Operations

The following table compares the unaudited condensed consolidated statements of operations for the three- and nine-month periods ended January 31, 2016 and 2015. This table provides you with an overview of the changes in the condensed consolidated statements of operations for the comparative periods, which are further discussed below.

	Three Months Ended January 31,			Nine Months Ended January 31,
	2016	2015	$ Change	2016	2015	$ Change
REVENUES:
Contract manufacturing revenue	$6,672,000	$5,677,000	$995,000	$25,574,000	$17,436,000	$8,138,000
License revenue	37,000	–	37,000	329,000	37,000	292,000
Total revenues	6,709,000	5,677,000	1,032,000	25,903,000	17,473,000	8,430,000

COSTS AND EXPENSES:
Cost of contract manufacturing	3,896,000	3,113,000	783,000	13,245,000	10,835,000	2,410,000
Research and development	15,156,000	11,261,000	3,895,000	43,264,000	31,465,000	11,799,000
Selling, general & administrative	4,524,000	4,325,000	199,000	13,839,000	13,503,000	336,000

Total costs and expenses	23,576,000	18,699,000	4,877,000	70,348,000	55,803,000	14,545,000

LOSS FROM OPERATIONS	(16,867,000)	(13,022,000)	(3,845,000)	(44,445,000)	(38,330,000)	(6,115,000)
OTHER INCOME (EXPENSE):
Interest and other income	34,000	29,000	5,000	691,000	108,000	583,000
Interest and other expense	(14,000)	(1,000)	(13,000)	(14,000)	(1,000)	(13,000)

Total other income (expense), net	20,000	28,000	(8,000)	677,000	107,000	570,000

NET LOSS	$(16,847,000)	$(12,994,000)	$(3,853,000)	$(43,768,000)	$(38,223,000)	$(5,545,000)

Results of operations for interim periods covered by this quarterly report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year or for any other period.

Contract Manufacturing Revenue

Three and Nine Months: The increases in contract manufacturing revenue of $995,000 (18%) and $8,138,000 (47%) during the three- and nine-month periods ended January 31, 2016, respectively, compared to the same periods in the prior year was primarily due to an increase in the number of manufacturing runs completed and shipped in the current year periods compared to the prior year periods, which can be attributed to an increase in demand for manufacturing services.

Based on the current commitments for manufacturing services from Avid’s third-party customers and the anticipated completion of in-process third-party customer manufacturing runs, we expect contract manufacturing revenue for the current fiscal year to exceed $40 million.

License Revenue

Nine Months: The increase in license revenue of $292,000 during the nine-month period ended January 31, 2016 compared to the same period in the prior year was directly related to revenue recognized in accordance with the terms of an assignment agreement and a license agreement with an unrelated entity as further described in Note 11, “Licensing Agreements” of the accompanying unaudited condensed consolidated financial statements. Based on our existing licensing agreements, we do not expect license revenue to be a significant source of revenue for the current fiscal year.

Cost of Contract Manufacturing

Three Months: The increase in cost of contract manufacturing of $783,000 (25%) during the three-month period ended January 31, 2016 compared to the same period in the prior year was directly related to the current year three-month period increase in contract manufacturing revenue. In addition, gross margins for the current three-month period decreased slightly to 42% compared to 45% in the same prior year period due to a current quarter increase in smaller scale manufacturing runs that generally have a lower gross margin.

Nine Months: The increase in cost of contract manufacturing of $2,410,000 (22%) during the nine-month period ended January 31, 2016 compared to the same period in the prior year was directly related to the current year nine-month period increase in contract manufacturing revenue. In addition, we saw an improvement in our gross margin, which increased to 48% in the current year nine-month period compared to 38% in the same prior year period. This improvement was primarily attributed to the current year period increase in the number of manufacturing runs and the higher gross margins associated with these services, combined with a decrease in costs associated with the prior year period write-off of unusable work-in-process inventory.

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

For each of the three- and nine month periods ended January 31, 2016, approximately 99% of our total research and development expenses related to our PS-targeting platform, which includes our lead immunotherapy candidate, bavituximab.

Three Months: The increase in research and development expenses of $3,895,000 (or 35%) during the three-month period ended January 31, 2016 compared to the same period in the prior year was directly related to the current year three-month period increase in PS-targeting expenses of $3,875,000. This increase in PS-targeting expenses was primarily attributed to current year three-month period increases in expenses associated with (i) manufacturing costs of $2,630,000 as we prepared for the potential commercial production of bavituximab, (ii) our Phase II/III HER2-negative metastatic breast cancer trial of $1,619,000, which was initiated during December 2015, and (iii) our planned Phase II I-O combination trial of bavituximab and durvalumab (anti-PD-L1 agent) in patients with previously-treated squamous or non-squamous NSCLC of $822,000. These increases in PS-targeting expenses were offset by current year three-month period decreases in expenses associated with our Phase III SUNRISE trial of $622,000 and payroll and related expenses of $523,000.

Nine Months: The increase in research and development expenses of $11,799,000 (or 37%) during the nine-month period ended January 31, 2016 compared to the same period in the prior year was directly related to current year nine-month period increase in PS-targeting expenses of $12,096,000. This increase in PS-targeting expenses was primarily attributed to current year nine-month period increases in expenses associated with (i) manufacturing costs of $4,789,000 as we prepared for the potential commercial production of bavituximab, (ii) our Phase II/III HER2-negative metastatic breast cancer trial of $2,092,000, (iii) our Phase III SUNRISE trial of $1,954,000, (iv) our planned Phase II I-O combination trial of bavituximab and durvalumab (anti-PD-L1 agent) in patients with previously-treated squamous or non-squamous NSCLC of $1,327,000, (v) payroll and related expenses of $600,000, and (vi) sponsored research fees of $336,000.

Subsequent to January 31, 2016, we announced that we were discontinuing the Phase III SUNRISE trial based on the recommendation of the study’s IDMC following a pre-specified interim analysis performed after 33% of targeted overall events (patient deaths) in the study were reached. Results of the analysis demonstrated that the patients treated in the bavituximab plus docetaxel treatment arm did not show a sufficient improvement in overall survival as compared to the patients treated in the docetaxel plus placebo treatment arm to warrant continuation of the study. Patient enrollment has been discontinued and existing patients in the trial will be given the choice to continue chemotherapy and/or bavituximab, as appropriate. Clinical trial data from the study will continue to be collected until trial completion. As a result of this interim analysis, we have decided to place all of our bavituximab plus chemotherapy combination trials on hold until we have evaluated all available data from the Phase III SUNRISE trial in order to determine whether or not further clinical trials in combination with chemotherapy are warranted. Notwithstanding the foregoing, we intend to continue advancing I-O combination trials that will evaluate bavituximab plus other I-O agents.

Although we expect to continue to direct the majority of our research and development expenses towards our PS-targeting technology platform over the near term, we plan to evaluate other drug candidates and research projects for further development based on their preclinical and clinical success, as well as their commercial potential. As such, looking beyond fiscal year 2016, it is extremely difficult for us to reasonably estimate all future research and development costs associated with each of our technologies due to the number of unknowns and uncertainties associated with preclinical and clinical trial development. These unknown variables and uncertainties include, but are not limited to:

•	the uncertainty of the progress and results of our ongoing preclinical and clinical studies, and any additional preclinical and clinical studies we may initiate in the future based on their results;
•	the uncertainty of obtaining regulatory approval to commence any future clinical trials;
•	the uncertainty in discovering and selecting other drug candidates outside our PS-targeting platform and the uncertainty of timing and costs associated with those potential research and development projects;
•	the uncertainty of the ultimate number of patients to be treated in any current or future clinical trial;
•	the uncertainty of the rate at which patients are enrolled into any future clinical trial. Any delays in clinical trials could significantly increase the cost of the trial and would extend the estimated completion dates;
•	the uncertainty of terms related to potential future partnering or licensing arrangements;
•	the uncertainty of protocol changes and modifications in the design of our clinical trials, which may increase or decrease our future costs; and
•	the uncertainty of our ability to raise additional capital to support our future research and development efforts beyond the next twelve months.

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

Three and Nine Months: The increases in SG&A expenses of $199,000 (5%) and $336,000 (2%) during the three- and nine-month periods ended January 31, 2016, respectively, compared to the same periods in the prior year were primarily due to current period increases in payroll and related expenses and other general corporate expenses, offset by current year three- and nine-month period decreases in share-based compensation expense (non-cash). We expect SG&A expenses for the remainder of the current fiscal year to increase in comparison to fiscal year 2015 as we continue to support our clinical development activities and commercial manufacturing business.

Interest and Other Income

Nine Months: The increase in interest and other income of $583,000 during the nine-month period ended January 31, 2016 compared to the same period in the prior year was directly related to the receipt of a $600,000 settlement payment from Clinical Supplies Management, Inc. (“CSM”) during the quarter ended October 31, 2015 in accordance with the terms of the confidential settlement and release agreement we entered into with CSM on September 8, 2015 (as described in the “Other Legal Matters” section of Note 10 to the accompanying unaudited condensed consolidated financial statements).

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial position and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We review our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. During each of the three- and nine-month periods ended January 31, 2016, there were no significant changes in our critical accounting policies as previously disclosed by us in Part II, Item 7 of our Annual Report for the fiscal year ended April 30, 2015.

Liquidity and Capital Resources

At January 31, 2016, we had $67,470,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect negative cash flows from operations to continue in the foreseeable future. Therefore, unless and until we are able to generate sufficient revenue from Avid’s contract manufacturing services or from the sale or licensing of our product candidates under development, we expect such losses to continue in the foreseeable future.

Our ability to continue to fund our operations is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, (i) raising additional capital in the equity markets, (ii) generating additional revenue from Avid, or (iii) licensing or partnering our product candidates in development.

Historically, we have funded a significant portion of our operations through the issuance of equity. During the nine-month period ended January 31, 2016, we raised $44,131,000 in aggregate gross proceeds from the sale of shares of our common stock (as described in Note 6 to the accompanying unaudited condensed consolidated financial statements). As of January 31, 2016, $116,356,000 remained available to us under our two effective shelf registration statements, which allows us from time to time to offer and sell shares of our common stock or preferred stock, in one or more offerings, either individually or in combination.

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

On February 25, 2016, we announced the discontinuation of the Phase III SUNRISE trial (as discussed above) and since that date, the price per share of our common stock and our Series E Preferred Stock has significantly declined. This decline in the price of our common stock and Series E Preferred Stock may make it more difficult for us to raise capital in the equity markets, and, to the extent we are able to raise capital in the equity markets, it will be more dilutive to our stockholders. In addition, we may find it more difficult to license or partner bavituximab and/or our PS-targeting technologies.

With respect to our ability to generate additional revenue from Avid, on March 7, 2016, we announced the formal commissioning of our new manufacturing facility. The new facility has the capacity to generate up to an estimated $40 million in annual revenue. As of January 31, 2016, Avid had a revenue backlog in excess of $58 million covering manufacturing services expected to be completed during the fourth quarter of fiscal year 2016 and into fiscal year 2017.

If we are unable to either (i) raise sufficient capital in the equity markets, (ii) generate additional revenue from Avid, or (iii) license or partner our products in development, or any combination thereof, we may need to delay, scale back, or eliminate some or all our research and development efforts, or restructure our operations. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

As a result of the discontinuation of the Phase III SUNRISE trial that evaluated the combination of bavituximab and chemotherapy in NSCLC, we have decided to place all of our bavituximab plus chemotherapy combination trials on hold until we have evaluated all available data from the Phase III SUNRISE trial in order to determine whether or not further clinical trials in combination with chemotherapy are warranted. Based on our current projections, which includes but is not limited to, a reduction in projected clinical trial expenses, projected payments of dividends on our issued and outstanding Series E Preferred Stock, projected cash receipts under signed commitments with existing customers of Avid, and assuming we raise no additional capital from the capital markets or other potential sources, we believe we will have sufficient cash on hand to meet our obligations as they become due through at least the next twelve months. There are a number of uncertainties associated with our financial projections, including but not limited to, termination of Avid customer contracts, technical challenges and the rate at which patients are enrolled into any future clinical trial, any of which could reduce, delay or accelerate our future projected cash inflows and outflows. In addition, in the event our projected cash-inflows are reduced or delayed, we might not have sufficient capital to operate our business through at least the next twelve months unless we raise additional capital. The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern (as further described in the “Report of Independent Registered Public Accounting Firm” included in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended April 30, 2015).

Significant components of the changes in cash flows from operating, investing, and financing activities for the nine-month period ended January 31, 2016 compared to the same prior year period are as follows:

Net Cash Used In Operating Activities. Net cash used in operating activities represents our (i) net loss, as reported, (ii) less non-cash operating expenses, and (iii) net changes in the timing of cash flows as reflected by the changes in operating assets and liabilities, as described in the below table:

	Nine Months Ended January 31,
	2016	2015
Net loss, as reported	$(43,768,000)	$(38,223,000)
Less non-cash operating expenses
Share-based compensation	3,740,000	5,280,000
Depreciation and amortization	921,000	803,000
Loss on disposal of property and equipment	14,000	1,000
Net cash used in operating activities before changes in operating assets and liabilities	$(39,093,000)	$(32,139,000)
Net change in operating assets and liabilities	$5,119,000	$(1,472,000)
Net cash used in operating activities	$(33,974,000)	$(33,611,000)

Net cash used in operating activities increased $363,000 to $33,974,000 for the nine months ended January 31, 2016 compared to net cash used in operating activities of $33,611,000 for the nine months ended January 31, 2015. This increase in net cash used in operating activities was due to an increase in net loss reported for the current year nine-month period after deducting non-cash operating expenses of $6,954,000, as described in the above table, offset by a net change in operating assets and liabilities of $6,591,000 due to the timing of cash receipts and expenditures.

Net Cash Used In Investing Activities. Net cash used in investing activities for the nine-month periods ended January 31, 2016 and 2015, was $7,483,000 and $3,666,000, respectively.

Net cash used in investing activities during the nine-month period ended January 31, 2016 consisted of property and equipment acquisitions of $7,909,000 offset by a decrease in other assets of $426,000. Property and equipment acquisitions during the nine-month period ended January 31, 2016 primarily related to costs associated with the construction of a manufacturing facility to support the manufacturing of bavituximab and to add additional manufacturing capacity to support Avid’s potential revenue growth. The construction of the manufacturing facility was completed and placed into service during the quarter ended January 31, 2016, and, accordingly, the construction costs were transferred from construction-in-progress to leasehold improvements and equipment. The decrease in other assets was primarily due to the transfer of progress payments incurred during fiscal year 2015 to property and equipment associated with the aforementioned current year nine-month period property and equipment acquisitions.

Net cash used in investing activities during the nine-month period ended January 31, 2015 consisted of property and equipment acquisitions of $4,805,000 offset by a decrease in other assets of $1,139,000. Property and equipment acquisitions during the nine-month period ended January 31, 2015 primarily related to the implementation of an enterprise resource planning system (the “ERP system”), the acquisition of laboratory equipment, and construction-in-progress associated with the construction of the aforementioned manufacturing facility. The decrease in other assets was primarily due to the transfer of progress payments incurred during fiscal year 2014 to property and equipment associated with the aforementioned fiscal year 2015 nine-month period property and equipment acquisitions related to the ERP system and certain laboratory equipment.

Net Cash Provided By Financing Activities. Net cash provided by financing activities for the nine-month periods ended January 31, 2016 and 2015, was $40,926,000 and $15,025,000, respectively.

Net cash provided by financing activities during the nine-month period ended January 31, 2016 consisted of (i) $19,999,000 in net proceeds from the sale of shares of our common stock under a Common Stock Purchase Agreement, (ii) $18,402,000 in net proceeds from the sale of shares of our common stock under two separate At Market Issuance Sales Agreements, (iii) $5,097,000 in net proceeds from the sale of shares of our common stock under an Equity Distribution Agreement, (iv) $334,000 in net proceeds from the purchase of shares under our 2010 Employee Stock Purchase Plan (the “ESPP”), (v) $138,000 in net proceeds from stock option exercises, and (vi) $59,000 in net proceeds from the sale of shares of our Series E Preferred Stock under a separate At Market Issuance Sales Agreement, which amounts were offset by dividends paid on our issued and outstanding Series E Preferred Stock of $3,103,000.

Net cash provided by financing activities during the nine-month period ended January 31, 2015 consisted of (i) $9,567,000 in net proceeds from the sale of shares of our Series E Preferred Stock under an At Market Issuance Sales Agreement, (ii) $7,205,000 in net proceeds from the sale of shares of our common stock under a separate At Market Issuance Sales Agreement, (iii) $307,000 in net proceeds from the purchase of shares of our common stock under our ESPP, and (iv) $277,000 in net proceeds from stock option exercises, which amounts were offset by dividends paid on our Series E Preferred Stock of $2,318,000 and principal payments on a capital lease of $13,000.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Our cash and cash equivalents are primarily invested in money market funds with one major commercial bank with the primary objective to preserve our principal balance. Our deposits held with this bank exceed the amount of government insurance limits provided on our deposits and, therefore, we are exposed to credit risk in the event of default by the major commercial bank holding our cash balances. However, these deposits may be redeemed upon demand and, therefore, bear minimal risk. In addition, while changes in U. S. interest rates would affect the interest earned on our cash and cash equivalents balance at January 31, 2016, such changes would not have a material adverse effect on our financial position or results of operations based on historical movements in interest rates.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2016, the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2016.

There were no significant changes in our internal control over financial reporting, during the quarter ended January 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

There have been no material developments in the legal proceedings disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2015, as updated in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, except as follows.

Anderson v. Peregrine Pharmaceuticals, Inc., et al.

The U.S. Court of Appeals for the Ninth Circuit has scheduled oral argument for plaintiff’s appeal for May 4, 2016. We believe that the class action lawsuit is without merit and intend to vigorously defend the action.

Michaeli v. Steven W. King, et al.

On December 1, 2015, the plaintiffs filed an amended and supplemental stockholder derivative and class action complaint, to which the defendants filed their answers on February 19, 2016. We believe that the derivative/class action complaint is without merit and intend to vigorously defend the action.

Item 1A.     Risk Factors.

There have been no material changes to the risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2015, except for the following risk factors:

Risks Related to Our Business

We are primarily focusing our activities and resources on the development of bavituximab and depend on its success.

We are focusing most of our near-term research and development activities and resources on bavituximab, and we believe a significant portion of the value of our company relates to our ability to develop this drug candidate. The development of bavituximab is subject to many risks, including the risks discussed in other risk factors. If the results of clinical trials of bavituximab, the regulatory decisions affecting bavituximab, the anticipated or actual timing and plan for commercializing bavituximab, or, ultimately, the market acceptance of bavituximab do not meet our, your, analysts or others’ expectations, the market price of our common stock could be adversely affected. For example, on February 25, 2016, we announced that we were discontinuing the Phase III SUNRISE trial based on the recommendation of the study’s Independent Data Monitoring Committee (“IDMC”) following a pre-specified interim analysis performed after 33% of targeted overall events (patient deaths) in the study were reached. Results of the analysis demonstrated that the patients treated in the bavituximab plus docetaxel treatment arm did not show a sufficient improvement in overall survival as compared to the patients treated in the docetaxel plus placebo treatment arm to warrant continuation of the study. Patient enrollment has been discontinued and existing patients in the trial will be given the choice to continue chemotherapy and/or bavituximab, as appropriate. Clinical trial data from the study will continue to be collected until trial completion. As a result of this interim analysis, we have decided to place all of our bavituximab plus chemotherapy combination trials on hold until we have evaluated all available data from the Phase III SUNRISE trial in order to determine whether or not further clinical trials in combination with chemotherapy are warranted.

Our product development efforts may not be successful.

Our product candidates have not received regulatory approval and are in research, preclinical and various clinical stages of development. If our clinical trials do not produce positive results, as we recently experienced with respect to our Phase III SUNRISE trial, the discontinuation of which we announced on February 25, 2016, our ability to raise additional capital or obtain regulatory approval to conduct additional clinical trials may be adversely impacted, which will affect our ability to continue full-scale research and development for our antibody technologies. In addition, our product candidates, including but not limited to bavituximab, may take longer than anticipated to progress through clinical trials, or patient enrollment in the clinical trials may be delayed or prolonged significantly, thus delaying the clinical trials.

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

Data from our preclinical studies and Phase I and Phase II clinical trials should not be relied upon as evidence that later or larger-scale clinical trials will succeed. The Phase I studies we have completed to date have been designed to primarily assess safety in a small number of patients. In addition, the results we have obtained in the Phase II trials may not predict results for any future studies and may not predict future therapeutic benefit of our drug candidates. We are required to demonstrate through larger-scale clinical trials, such as our ongoing Phase III SUNRISE trial, that bavituximab is safe and effective for use in a diverse population before we can seek regulatory approval for its commercial sale. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials. For example, on February 25, 2016, we announced that we were discontinuing the Phase III SUNRISE trial based on the recommendation of the study’s IDMC following a pre-specified interim analysis performed after 33% of targeted overall events (patient deaths) in the study were reached. Results of the analysis demonstrated that the patients treated in the bavituximab plus docetaxel treatment arm did not show a sufficient improvement in overall survival as compared to the patients treated in the docetaxel plus placebo treatment arm to warrant continuation of the study. Patient enrollment has been discontinued and existing patients in the trial will be given the choice to continue chemotherapy and/or bavituximab, as appropriate. Clinical trial data from the study will continue to be collected until trial completion. As a result of this interim analysis, we have decided to place all of our bavituximab plus chemotherapy combination trials on hold until we have evaluated all available data from the Phase III SUNRISE trial in order to determine whether or not further clinical trials in combination with chemotherapy are warranted.

In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development.

Risks Related to the Ownership of Our Common Stock

If we fail to meet continued listing standards of NASDAQ, our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.

Our common stock is currently traded on The NASDAQ Capital Market. Following our announcement on February 25, 2016, regarding the discontinuation of our Phase III SUNRISE trial, our stock price has declined significantly. As of March 7, 2016, the closing price of our common stock on The NASDAQ Capital Market was $0.49 per share. The continued listing requirements of The NASDAQ Capital Market require a minimum closing bid price of $1.00, and if a listed company has a closing bid price of less than $1.00 for 30 consecutive trading days, the company may be subject to delisting proceedings. As of March 7, 2016, our closing bid price had been below $1.00 for seven consecutive trading days. If the closing bid price of our common stock remains below $1.00 for another 23 consecutive trading days, we will receive a notice from NASDAQ and will be provided an initial period of 180 calendar days from the date of such notice to regain compliance. To regain compliance, the closing bid price of our common stock must be $1.00 per share or more for a minimum of 10 consecutive trading days, subject to the authority of the NASDAQ staff to require compliance for up to 20 consecutive trading days. If we do not regain compliance within this 180 calendar day period, we may be eligible for an additional 180 calendar day compliance period on The NASDAQ Capital Market. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares of $1 million and all other initial listing standards for The NASDAQ Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the bid price deficiency during the second 180 calendar day compliance period, by effecting a reverse stock split, if necessary. However, if we were not eligible for the additional 180 calendar day compliance period on The NASDAQ Capital Market, NASDAQ would notify us that our common stock would be subject to delisting. In the event of such a notification, we would be allowed to appeal NASDAQ’s determination to delist our common stock, but there can be no assurance that NASDAQ would grant such a request for continued listing. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease.

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

PEREGRINE PHARMACEUTICALS, INC.

Date: March 9, 2016	By: /s/ Steven W. King
Steven W. King
President and Chief Executive Officer

Date: March 9, 2016	By: /s/ Paul J. Lytle
Paul J. Lytle
Chief Financial Officer
(signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)

