Form 10-K
period 2016-04-30
PEREGRINE PHARMACEUTICALS INC
filed 2016-07-14
CIK 704562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the common stock held by non-affiliates as of October 31, 2015 was $204,411,929.

Number of shares of common stock outstanding as of July 11, 2016: 241,456,721

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended April 30, 2016.

PEREGRINE PHARMACEUTICALS, INC.

Fiscal Year 2016

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

Item 1. Business

Overview

We are a biopharmaceutical company committed to improving the lives of patients by delivering high quality pharmaceutical products through our contract manufacturing business and through advancing and licensing our novel, development-stage immunotherapy products.

Avid Bioservices, Inc. (“Avid”) is a contract development and manufacturing organization (“CDMO”) and a wholly-owned subsidiary of Peregrine Pharmaceuticals, Inc. (“Peregrine”). In June 2016, we announced a new corporate strategy to achieve profitability within two (2) years (during the quarter ending July 31, 2018), and at the same time, refocus our internal drug development efforts on small, early stage clinical trials designed to attract partnering interest in our investigational products.

Avid is a CDMO that provides fully integrated current good manufacturing practices (“cGMP”) services from cell line development to commercial biomanufacturing for its third-party customers while also supporting development and manufacturing of our internal products. Avid, which was established in 2002 and began commercial production in 2005, has over 15 years of experience producing monoclonal antibodies and recombinant proteins in batch, fed-batch and perfusion modes. Its services include cGMP clinical and commercial manufacturing utilizing stainless steel and single use bioreactor technology, purification, bulk packaging, stability testing, regulatory strategy and related support. Avid also provides a variety of process development activities, including cell line development and optimization, cell culture and feed optimization, analytical methods development and product characterization.

Our objectives for our contract manufacturing business in the coming fiscal year include:

•	Continue to grow contract manufacturing revenue;
•	Successfully complete multiple process validations, which are critical elements in preparing a facility to launch commercial manufacturing activities; this milestone would move us a key step closer to generating revenue from commercial production out of our new Myford manufacturing facility; and
•	Expand our CDMO capacity and capabilities, including the construction of a third manufacturing facility focused on products in clinical development.

Peregrine operates our drug development business focused on developing therapeutics designed to fight cancer by reversing the immunosuppressive environment that many tumors establish in order to proliferate. By doing so, these therapeutics allow the immune system to recognize and destroy tumor cells. Bavituximab is our lead immunotherapy candidate, and we currently have clinical collaborations with AstraZeneca and the National Comprehensive Cancer Network® (“NCCN”), as well as a preclinical collaboration with Memorial Sloan Kettering Cancer Center (“MSKCC”), all of which are evaluating the potential of bavituximab in combination with immune stimulating therapies. Our clinical development strategy is focused on conducting small, early stage studies combining bavituximab with immune stimulating therapies. These trials may be conducted independently, in conjunction with our collaborators, or through investigator sponsored trials (“ISTs”). The goal of these trials is to generate compelling clinical and translational data demonstrating bavituximab’s immunotherapeutic mechanism of action in a combination treatment setting. We plan to leverage this data to attract partnering interest in our phosphatidylserine (“PS”)-targeting platform.

Our objectives for our drug development business in the coming fiscal year include:

•	Complete data collection and analysis from our discontinued Phase III SUNRISE trial in order to determine the optimal path forward for bavituximab;
•	Initiate clinical trials to evaluate bavituximab in combination with immune stimulating therapies;
•	Support new ISTs, which have the potential to provide further validation of bavituximab’s immunotherapeutic mechanism of action in the clinic; and
•	Generate additional preclinical, translational, and clinical data to further demonstrate the immunotherapeutic mechanism of action of bavituximab as we continue to identify new clinical indications, therapeutic combinations and potential partnerships.

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

Avid—Our CDMO

Our contract manufacturing business provides fully-integrated cGMP services from cell line development to commercial biomanufacturing for third-party customers while also supporting our internal drug development activities. Avid’s total revenue generated from third-party customers for fiscal years 2016, 2015, and 2014 amounted to $44,357,000, $26,744,000, and $22,294,000, respectively.

Avid has over 15 years of experience producing monoclonal antibodies and recombinant proteins in batch, fed-batch and perfusion modes. Its services include cGMP clinical and commercial product manufacturing utilizing stainless steel and single use bioreactor technology, purification, bulk packaging, stability testing and regulatory strategy and support. Avid also provides a variety of process development activities, including cell line development and optimization, cell culture and feed optimization, analytical methods development and product characterization.

In March 2016, we formally commissioned our new Myford bioprocessing facility, which doubled our manufacturing capacity. The 40,000 square foot biomanufacturing facility, which is our second manufacturing facility, is designed to utilize single-use equipment up to the 2,000-liter manufacturing scale to accommodate a fully disposable biomanufacturing process for products in late stage clinical development to commercial.  This facility has completed its initial process validation runs for an internal product and is ramping up to conduct multiple new process validation runs for its third-party customers.  Completion of these process validation runs moves us a step closer to generating revenue from commercial production from this new manufacturing suite, provided our third-party customers’ products are approved. The new facility is located adjacent to our current headquarters in Tustin, California.

As we look to expand our CDMO capacity and capabilities, we are planning to construct a third manufacturing facility focused on products in clinical development that we believe will further significantly increase our manufacturing capacity.  We have secured a 25,000 square foot location in close proximity to our current campus and intend for the new clinical suite to be complete and ready for clinical manufacturing activities in the first half of calendar year 2017.

To date, Avid has been audited and qualified by large and small, domestic and foreign, biotechnology companies interested in the production of biologic material for clinical and commercial use. Additionally, Avid has been audited by several regulatory agencies, including the FDA, European Medicines Agency, the Brazilian Health Surveillance Agency and the California Department of Health.

Peregrine—Our Drug Development Business

Our drug development business is focused on developing therapeutics designed to fight cancer by reversing the immunosuppressive environment that many tumors establish in order to proliferate. By doing so, these therapeutics allow the immune system to recognize and destroy tumor cells. Bavituximab is our lead immunotherapy candidate, and we currently have clinical collaborations with AstraZeneca and NCCN, as well as a preclinical collaboration with MSKCC, all of which are evaluating the potential of bavituximab in combination with stimulating therapies.

Bavituximab is a monoclonal antibody that targets and binds to PS, a highly immunosuppressive molecule that is usually located inside the membrane of healthy cells, but then “flips” and becomes exposed on the outside of cells in the tumor microenvironment, causing the tumor to evade immune detection. Bavituximab targets and binds to PS to block this immunosuppressive pathway and simultaneously activates adaptive immunity, thereby enabling the immune system to recognize and fight the tumor.

Clinical Development Strategy

In June 2016, we announced a clinical development strategy focused on conducting small, early stage studies of bavituximab in combination with immune stimulating therapies. These trials may be conducted independently, in conjunction with our collaborators, or through ISTs. The goal of these trials will be to generate compelling clinical and translational data demonstrating bavituximab’s immunotherapeutic mechanism of action in a combination treatment setting. We plan to leverage this data to drive partnering interest in our PS-targeting platform.

We believe this strategy will allow us to (i) continue our research and development activities while avoiding costly, later-stage clinical trials, thereby allowing us to achieve profitability sooner, and (ii) generate additional data that we believe, if positive, could generate future potential value, including attracting potential licensing partners.

Collaboration with AstraZeneca Combining Bavituximab and Durvalumab (MEDI4736)

In August 2015, we entered into our first clinical collaboration with AstraZeneca to evaluate the combination of bavituximab and durvalumab (MEDI4736), an anti-PD-L1 monoclonal antibody, with chemotherapy in a planned Phase I/Ib trial in multiple solid tumors. In October 2015, we expanded our clinical collaboration with AstraZeneca to evaluate the combination of bavituximab and durvalumab in a Phase II study in patients with previously-treated squamous or non-squamous non-small cell lung cancer (“NSCLC”).

As discussed above, in June 2016, we announced a shift in corporate strategy to focus exclusively on small, early stage clinical trials combining bavituximab with immune stimulating therapies. For this reason, we will not proceed with any previously planned Phase II clinical trials. We are currently conducting an extensive review and analysis of the available clinical data and testing the numerous collected biomarkers samples in order to determine if certain subgroups or other patient characteristics benefited more from bavituximab. We believe such information will be critical in helping guide the bavituximab clinical program including our collaboration with AstraZeneca.

NCCN Collaboration

In January 2016, we announced that we entered into a research collaboration with NCCN, a not-for-profit alliance of 27 of the world’s leading cancer centers, to expand the clinical research and development of bavituximab for the treatment of a range of tumors. Under this research collaboration, we plan to fund multiple ISTs and correlative studies with bavituximab at NCCN member institutions and their affiliate community hospitals through a $2 million research grant to NCCN's Oncology Research Program.  NCCN will be responsible for oversight and monitoring of all clinical studies under the research grant. It is expected that between two and five different clinical studies will be conducted as part of this collaboration, potentially providing us with significant human data to steer future development of bavituximab. While specific timing has not been established, we expect that the first studies will be initiated in late calendar year 2016 or early 2017.

Bavituximab in Front-Line Rectal Adenocarcinoma IST

This Phase I IST was designed to assess bavituximab in combination with capecitabine and radiation therapy in up to 18 patients with Stage II or III rectal adenocarcinoma. The primary endpoint is to determine the safety, feasibility and tolerability with a standard platform of capecitabine and radiation therapy. Secondary endpoints include overall response rate and pathological complete response (pCR) rate in patients. Patient enrollment was completed in October 2015 and we anticipate the investigator will present data from this trial in calendar year 2016.

Phase III SUNRISE Trial

In December 2013, we initiated a randomized, double-blind, placebo-controlled Phase III trial evaluating bavituximab plus docetaxel versus docetaxel plus placebo, for the treatment of previously-treated NSCLC (the “Phase III SUNRISE trial”).

In February 2016, we announced that we were discontinuing the Phase III SUNRISE trial based on the recommendation of the study’s Independent Data Monitoring Committee following a pre-specified interim analysis performed after 33% of targeted overall events (patient deaths) in the study were reached. Results of the analysis demonstrated that the patients treated in the bavituximab plus docetaxel treatment arm did not show a sufficient improvement in overall survival as compared to the patients treated in the docetaxel plus placebo treatment arm to warrant continuation of the study. Patient enrollment has been discontinued and existing patients in the trial have been given the choice to continue chemotherapy and/or bavituximab, as appropriate. Clinical trial data from the study will continue to be collected until trial completion. Meanwhile, we are currently conducting an extensive review and analysis of the available clinical data and testing the numerous collected biomarkers samples in order to determine if certain subgroups or other patient characteristics benefited more from bavituximab. We believe such information will be critical in supporting our clinical strategy as discussed above.

In-Licensing Agreements

The following represents a summary of our key in-licensing agreements covering our products in clinical development.

Bavituximab

In August 2001 and August 2005, we exclusively in-licensed the worldwide rights to the PS-targeting technology platform from the University of Texas Southwestern Medical Center at Dallas (“UTSWMC”), including bavituximab. In November 2003, we entered into a non-exclusive license agreement with Genentech, Inc. (“Genentech”), to license certain intellectual property rights covering methods and processes for producing antibodies used in connection with the development of our PS-targeting program. In December 2003, we entered into an exclusive commercial license agreement with Avanir Pharmaceuticals, Inc., (“Avanir”) covering the generation of a chimeric monoclonal antibody. In March 2005, we entered into a worldwide non-exclusive license agreement with Lonza Biologics (“Lonza”) for intellectual property and materials relating to the expression of recombinant monoclonal antibodies for use in the manufacture of bavituximab.

Under our in-licensing agreements relating to bavituximab, we are obligated to pay future milestone payments based on potential clinical development and regulatory milestones, plus a royalty on net sales and/or a percentage of sublicense income. The applicable royalty rate under each of the foregoing in-licensing agreements is in the low single digits. During fiscal year 2014, we expensed $125,000 associated with milestone obligations under in-licensing agreements covering bavituximab, which is included in research and development expense in the accompanying consolidated statements of operations and comprehensive loss. We did not incur any milestone related expenses during fiscal years 2016 and 2015.

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

We do not expect to incur any milestone related expenses regarding our bavituximab program during fiscal year 2017. In addition, of the total potential future milestone obligations of $6,675,000, up to $6,400,000 would be due upon the first commercial approval of bavituximab pursuant to these in-licensing agreements. However, given the uncertainty of the drug development and the regulatory approval process, we are unable to predict with any certainty when any of these future milestones will occur, if at all.

Other In-Licensing Agreement Covering a Third-Party Product Development Program

In July 2009, we entered into a patent assignment and sublicense with Affitech whereby we out-licensed exclusive worldwide rights to develop and commercialize certain products under our anti-vascular endothelial growth factor (“VEGF”) intellectual property portfolio as further described in the “Out-Licensing Collaborations” section below. The underlying technology licensed to Affitech was in-licensed from UTSWMC in August 2001 under an exclusive worldwide license agreement. Under the UTSWMC license agreement, as amended, our aggregate future milestone obligations are $375,000 assuming the achievement of all development milestones by Affitech. During fiscal year 2016, we expensed $75,000 associated with milestone obligations under the UTSWMC license agreement, which is included in research and development expense in the accompanying consolidated statements of operations and comprehensive loss. We did not incur any milestone related expenses during fiscal years 2015 and 2014. In addition, we do not expect to incur any milestone related expenses under the UTSWMC license agreement during fiscal year 2017.

Out-Licensing Agreements

The following represents a summary of our key out-licensing agreements:

In October 2000, we entered into a licensing agreement with Merck KGaA to out-license a segment of our Tumor Necrosis Therapy technology for use in the application of cytokine fusion proteins. In January 2003, we entered into an amendment to the license agreement, whereby we received an extension to the royalty period from six years to ten years from the date of the first commercial sale. Under the terms of the agreement, we would receive a royalty on net sales if a product is approved under the agreement. Merck KGaA is currently in the clinical development stage of this program.

In July 2009, we entered into a patent assignment and sublicense (collectively, the “Affitech Agreements”) with Affitech whereby we licensed exclusive worldwide rights to develop and commercialize certain products under our anti-VEGF intellectual property portfolio, including the fully human antibody AT001/r84. In September 2010, we and Affitech agreed to amend certain terms of the Affitech Agreements for sublicenses entered into by Affitech with non-affiliates for the territories of Brazil, Russia and other countries of the Commonwealth of Independent States (“CIS”) (the “September 2010 Amendment”). Under the amended terms, we agreed to forego our aforementioned sublicense fee equal to forty-five percent (45%) of the payments received by Affitech (after Affitech deducts fifty percent (50%) of its incurred development costs under the program) for the territories of Brazil, Russia, and the CIS, if Affitech reinvests such sublicense payments toward the further development of AT001/r84 in those territories. In the event Affitech enters into a licensing transaction for AT001/r84 with a non-affiliate in a major pharmaceutical market (defined as U.S., European Union, Switzerland, United Kingdom and/or Japan), Affitech has agreed to reimburse us the aforementioned sublicense fees we agreed to forego that were applied to the AT001/r84 program while Affitech will be eligible to be reimbursed for up to 50% of their development costs in Brazil, Russia and CIS territories. The remaining terms of the Affitech Agreements remain unchanged, including milestone and royalty payments. To date, we have not received any payments from Affitech under the September 2010 Amendment.

We recognized revenue of $37,000, $37,000 and $107,000 during fiscal years 2016, 2015 and 2014, respectively, under the Affitech Agreements, which amounts are included in license revenue in the accompanying consolidated financial statements.

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

Manufacturing and Raw Materials

We manufacture cGMP pharmaceutical-grade products for our customers and to supply our clinical trials through our wholly-owned subsidiary, Avid. The process for manufacturing generally uses commercially available raw materials from multiple suppliers, and in some instances, from a sole source supplier. We currently do not have long-term supply contracts with these suppliers, and accordingly, we may experience delays in receiving raw materials to support the manufacturing of these cGMP pharmaceutical-grade products. However, to date, we have not experienced any significant difficulty in obtaining these raw materials.

Patents and Trade Secrets

We continue to seek patents on inventions originating from our ongoing research and development activities and in collaboration with other companies and university researchers. In addition to seeking patent protection in the U.S., we typically file patent applications in Europe, Canada, Japan and additional countries on a selective basis. Patents, issued or applied for, cover inventions relating in general to cancer therapy and anti-viral therapy and in particular to different proteins, peptides, antibodies and conjugates, methods and devices for labeling antibodies, and therapeutic and diagnostic uses of the peptides, antibodies and conjugates. We intend to pursue opportunities to license these technologies and any advancements or enhancements, as well as to pursue the incorporation of our technologies in the development of our own products.

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

We consider that in the aggregate our patents, patent applications and licenses under patents owned by third parties are of material importance to our operations. Of the patent portfolios that are owned, controlled by or exclusively licensed to us, those concerning our PS-Targeting technology platform, including bavituximab are of particular importance to our operations and our clinical pipeline.

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

We also own trademarks to protect the names of our products and services. Trademark protection continues in some countries so long as the trademark is used, and in other countries, so long as the trademark is registered. Trademark registration is for fixed terms and can be renewed indefinitely.

With respect to our contract manufacturing business, we have acquired and developed and continue to acquire and develop knowledge and expertise ("know-how") and trade secrets in the provision of process development and manufacturing services. Our know-how and trade secrets may not be patentable, but they are valuable in that they enhance our ability to provide high-quality services to our customers. We also intend to continue to rely upon trade secrets and improvements, unpatented proprietary know-how, and continuing technological innovation to develop and maintain our competitive position in research and development of our therapeutic and diagnostic products. We typically place restrictions in our agreements with third-parties, which contractually restrict their right to use and disclose any of our proprietary technology with which they may be involved. In addition, we have internal non-disclosure safeguards, including confidentiality agreements, with our employees.

Segment Information

Our business is organized into two reportable operating segments. Peregrine is engaged in the research and development of monoclonal antibodies focused on the treatment of cancer and has not generated any product sales from any of its technologies under development. Our wholly-owned subsidiary, Avid, is engaged in providing fully-integrated cGMP biomanufacturing services for us and its third-party customers. In addition, we had no foreign based operations and no long-lived assets located in foreign countries as of and for the fiscal years ended April 30, 2016, 2015 and 2014. Refer to Note 10, “Segment Reporting” to the accompanying consolidated financial statements for additional financial information regarding our operating segments.

Customers

Contract manufacturing revenue has historically been derived from a small customer base. These third-party customers typically do not enter into long-term commitments because their need for product supply depends on a variety of factors, including the products stage of development, their financial resources, and, the market demand with respect to commercial products. Our future results of operations could be adversely affected if revenue from any one of our primary customers is significantly reduced or eliminated. During fiscal years 2016, 2015 and 2014, Avid’s total revenue generated from third-party customers amounted to $44,357,000, $26,744,000, and $22,294,000, respectively, of which 69%, 79% and 91%, respectively, was derived from Halozyme Therapeutics, Inc. In addition, contract manufacturing from third-party customers outside the United States represented less than 1% of the contract manufacturing revenue recognized during fiscal years 2016, 2015 and 2014. Refer to Note 10, “Segment Reporting” to the accompanying consolidated financial statements for additional financial information regarding Avid’s customer concentration and geographic areas of its customers.

Competition

The CDMO and pharmaceutical and biotechnology industries are intensely competitive. Our competition in the CDMO market includes full-service contract manufacturers and large pharmaceutical companies offering third-party manufacturing services to fill their excess capacity. Also, large pharmaceutical companies have been seeking to divest portions of their manufacturing capacity, and any such divested businesses may compete with us in the future. In addition, most of our competitors may have substantially greater financial, marketing, technical or other resources than we do. Moreover, additional competition may emerge and may, among other things, result in a decrease in the fees paid for our services, which would affect our results of operations and financial condition.

Our competition in the pharmaceutical and biotechnology industry includes several pharmaceutical and biotechnology companies actively engaged in research and development of immunotherapy-based products that have commenced clinical trials with, or have successfully commercialized, these products. Some or all of these companies may have greater financial resources, larger technical staffs and larger research budgets than we have, as well as greater experience in developing products and running clinical trials.

With respect to our lead immunotherapy candidate, bavituximab, in February 2016, we discontinued our Phase III SUNRISE trial for the treatment of NSCLC. We are currently conducting an extensive review and analysis of the available clinical data and testing the numerous collected biomarkers samples in order to determine if certain subgroups or other patient characteristics benefited more from bavituximab. In addition, in June 2016 we announced our strategy to focus exclusively on small, early stage clinical trials combining bavituximab with immune stimulating therapies Therefore, our immediate competition is currently undefined until we have additional data from the Phase III SUNRISE trial or from other planned trials.

Research and Development

The majority of our operating expenses to date is related to research and development. Research and development expenses primarily include (i) payroll and related costs, including share-based compensation, associated with research and development personnel, (ii) costs related to clinical trials and preclinical testing of our technologies under development, (iii) costs to develop and manufacture the product candidates, including raw materials and supplies, product testing, depreciation, and facility related expenses, (iv) expenses for research services provided by universities and contract laboratories, including sponsored research funding, and (v) other research and development expenses. Research and development expenses are charged to expense as incurred when these expenditures relate to our research and development efforts and have no alternative future uses. Research and development expenses were $59,529,000 in fiscal year 2016, $42,996,000 in fiscal year 2015, and $27,723,000 in fiscal year 2014.

Human Resources

As of April 30, 2016, we employed 281 full-time employees and three part-time employees. None of our employees are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be good.

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this report, including our financial statements and the related notes thereto, before making a decision to invest in our securities. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently believe are not material, also may become important factors that affect us and impair our business operations. The occurrence of any of the events or developments discussed in the risk factors below could have a material and adverse impact on our business, results of operations, financial condition and cash flows, and in such case, our future prospects would likely be materially and adversely affected. If any of such events or developments were to happen, the trading price of our common stock and the value of our 10.5% Series E Convertible Preferred Stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

If we cannot obtain additional funding, our product development efforts may be reduced or discontinued and we may not be able to expand our contract manufacturing business.

At April 30, 2016, we had $61,412,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect negative cash flows from operations to continue for at least the next two fiscal years before we believe we can generate sufficient revenue from Avid’s contract manufacturing services to achieve profitability. Therefore, unless and until we are able to generate sufficient revenue from Avid’s contract manufacturing services or from the sale or licensing of our product candidates under development, we expect such losses to continue for at least the next two fiscal years.

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

Historically, we have funded a significant portion of our operations through the issuance of equity. During fiscal year 2016, we raised $45,872,000 in aggregate gross proceeds from the sale of shares of our common stock (as described in Note 5 to the accompanying audited consolidated financial statements). Subsequent to April 30, 2016 and through July 14, 2016, we raised an additional $2,169,000 in aggregate gross proceeds from the sale of shares of our common stock (as described in Note 12 to the accompanying audited consolidated financial statements). As of July 14, 2016, $112,445,000 remained available to us under our two effective shelf registration statements, which allows us from time to time to offer and sell shares of our common stock or preferred stock, in one or more offerings, either individually or in combination.

Our ability to raise additional capital in the equity markets to fund our obligations in future periods is dependent on a number of factors, including, but not limited to, the market demand for our common stock or 10.5% Series E Convertible Preferred Stock (the “Series E Preferred Stock”). The market demand or liquidity of our common stock and/or Series E Preferred Stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse financial results, and negative research and development results.

With respect to our ability to generate additional revenue from Avid, on March 7, 2016, we announced the formal commissioning of our Myford facility, which has the capacity to generate up to an estimated $40 million in annual revenue. In addition, as of April 30, 2016, Avid had a revenue backlog of $56 million under committed contracts from existing customers covering manufacturing services expected to be completed during fiscal year 2017 and into fiscal year 2018.

Although it is difficult to predict all of our future liquidity requirements, we believe that our cash and cash equivalents as of April 30, 2016 combined with the additional proceeds raised subsequent to April 30, 2016 and through July 14, 2016, and the projected cash receipts from Avid’s customers will be sufficient to fund our operations through at least the next twelve months, which estimate assumes we raise no additional capital from the capital markets or other potential sources.

If we are unable to either (i) raise sufficient capital in the equity markets, (ii) generate additional revenue from Avid, or (iii) license or partner our products in development, or any combination thereof, we may need to delay, scale back, or eliminate some or all our research and development efforts, restructure our operations, which may include delaying the expansion of our contract manufacturing business. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

We have had significant losses, anticipate future losses and may never achieve profitability.

We have incurred net losses in most fiscal years since we began operations in 1981. The following table represents net losses incurred for each of the past three fiscal years:

Net Loss
Fiscal Year 2016	$55,652,000
Fiscal Year 2015	$50,358,000
Fiscal Year 2014	$35,362,000

As of April 30, 2016, we had an accumulated deficit of $509,276,000. In addition, we expect negative cash flows from operations to continue for at least the next two fiscal years before we believe we can generate sufficient revenue from Avid’s contract manufacturing services to achieve profitability. Further, if we fail to generate sufficient revenue from Avid’s contract manufacturing services or at all, we may never achieve profitability.

Failure to comply with existing and future regulatory requirements could adversely affect our business, results of operations and financial condition.

Our industry is highly regulated. We are required to comply with the regulatory requirements of various local, state, provincial, national and international regulatory bodies having jurisdiction in the countries or localities in which we manufacture products or in which our customers’ products are distributed. In particular, we are subject to laws and regulations concerning development, testing, manufacturing processes, equipment and facilities, including compliance with cGMPs, import and export, and product registration and listing, among other things. As a result, most of our facilities are subject to regulation by the FDA, as well as regulatory bodies of other jurisdictions such as the EMEA and/or Health Canada, depending on the countries in which our customers market and sell the products we manufacture on their behalf. As we expand our operations and geographic scope, we may be exposed to more complex and new regulatory and administrative requirements and legal risks, any of which may require expertise in which we have little or no experience. It is possible that compliance with new regulatory requirements could impose significant compliance costs on us. Such costs could have a material adverse effect on our business, financial condition and results of operations.

These regulatory requirements impact many aspects of our operations, including manufacturing, developing, storage, distribution, import and export and record keeping related to customers’ products. Noncompliance with any applicable regulatory requirements can result in government refusal to approve (i) facilities for testing or manufacturing products or (ii) products for commercialization. The FDA and other regulatory agencies can delay, limit or deny approval for many reasons, including:

•	changes to the regulatory approval process, including new data requirements for product candidates in those jurisdictions, including the United States, in which our customers may be seeking approval;
•	that a customer’s product candidate may not be deemed to be safe or effective;
•	the ability of the regulatory agency to provide timely responses as a result of its resource constraints; and
•	that the manufacturing processes or facilities may not meet the applicable requirements.

In addition, if new legislation or regulations are enacted or existing legislation or regulations are amended or are interpreted or enforced differently, we may be required to obtain additional approvals or operate according to different manufacturing or operating standards. This may require a change in our development and manufacturing techniques or additional capital investments in our facilities. Any related costs may be significant. If we fail to comply with applicable regulatory requirements in the future, then we may be subject to warning letters and/or civil or criminal penalties and fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, restrictions on the import and export of our products, debarment, exclusion, disgorgement of profits, operating restrictions and criminal prosecution and the loss of contracts and resulting revenue losses. Inspections by regulatory authorities that identify any deficiencies could result in remedial actions, production stoppages or facility closure, which would disrupt the manufacturing process and supply of product to our customers. In addition, such failure to comply could expose us to contractual and product liability claims, including claims by customers for reimbursement for lost or damaged active pharmaceutical ingredients (“APIs”) or recall or other corrective actions, the cost of which could be significant.

In addition, products we manufacture must undergo pre-clinical and clinical evaluations relating to product safety and efficacy before they are approved as commercial therapeutic products. The regulatory authorities having jurisdiction in the countries in which we or our customers intend to market their products may delay or put on hold clinical trials or delay approval of a product or determine that the product is not approvable. The FDA or other regulatory agencies can delay approval of a drug if our manufacturing facility, including any newly commissioned facility, is not able to demonstrate compliance with cGMPs, pass other aspects of pre-approval inspections or properly scale up to produce commercial supplies. The FDA and comparable government authorities having jurisdiction in the countries in which we or our customers intend to market their products have the authority to withdraw product approval or suspend manufacture if there are significant problems with raw materials or supplies, quality control and assurance or the product we manufacture is adulterated or misbranded. If our manufacturing facilities and services are not in compliance with FDA and comparable government authorities, we may be unable to obtain or maintain the necessary approvals to continue manufacturing products for our customers, which would materially adversely affect our results of operations and financial condition.

The failure to receive or maintain regulatory approval for our or our customers’ product candidates could negatively impact our revenue and profitability.

Our contract manufacturing business materially depends upon the regulatory approval of the products we manufacture. As such, any delay in, or failure to receive, approval for any of our customers’ product candidates or the failure to maintain regulatory approval for our or our customers’ products could negatively impact our revenue and profitability. If the FDA or a comparable foreign regulatory authority does not approve of our facilities for the manufacture of a customer product or if it withdraws such approval in the future, our customers may choose to identify alternative manufacturing facilities and/or relationships, which could significantly impact our ability to expand our CDMO capacity and capabilities and achieve profitability.

Our manufacturing services are highly complex, and if we are unable to provide quality and timely services to our customers, our business could suffer.

The manufacturing services we offer are highly complex, due in part to strict regulatory requirements. A failure of our quality control systems in our facilities could cause problems to arise in connection with facility operations for a variety of reasons, including equipment malfunction, viral contamination, failure to follow specific manufacturing instructions, protocols and standard operating procedures, problems with raw materials or environmental factors. Such problems could affect production of a single manufacturing run or a series of runs, requiring the destruction of products, or could halt manufacturing operations altogether. In addition, our failure to meet required quality standards may result in our failure to timely deliver products to our customers, which in turn could damage our reputation for quality and service. Any such incident could, among other things, lead to increased costs, lost revenue, reimbursement to customers for lost drug substance, damage to and possibly termination of existing customer relationships, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other manufacturing runs. With respect to our commercial manufacturing, if problems are not discovered before the product is released to the market, we may be subject to regulatory actions, including product recalls, product seizures, injunctions to halt manufacture and distribution, restrictions on our operations, civil sanctions, including monetary sanctions, and criminal actions. In addition, such issues could subject us to litigation, the cost of which could be significant.

Because a significant portion of our contract manufacturing revenue comes from a limited number of customers, any decrease in sales to these customers could harm our business, results of operations and financial condition.

Contract manufacturing revenue has historically been derived from a small customer base. These third-party customers typically do not enter into long-term commitments because their need for product supply depends on a variety of factors, including the products stage of development, their financial resources, and, the market demand with respect to commercial products. Our future results of operations could be adversely affected if revenue from any one of our primary customers is significantly reduced or eliminated.

Our CDMO operates in a highly competitive market and competition may adversely affect our business.

We operate in a market that is highly competitive. Our competition in the CDMO market includes full-service contract manufacturers and large pharmaceutical companies offering third-party manufacturing services to fill their excess capacity. Also, large pharmaceutical companies have been seeking to divest portions of their manufacturing capacity, and any such divested businesses may compete with us in the future. In addition, most of our competitors may have substantially greater financial, marketing, technical or other resources than we do. Moreover, additional competition may emerge and may, among other things, result in a decrease in the fees paid for our services, which may adversely affect our results of operations and financial condition.

We rely on third parties to supply most of the necessary raw materials and supplies for the products we manufacture on behalf of our customers and our inability to obtain such raw materials or supplies may adversely impact our business, results of operations and financial condition.

Our CDMO operations require various raw materials, including proprietary media, resins, buffers, filters, in addition to numerous additional raw materials supplied primarily by third parties. We or our customers specify the raw materials and other items required to manufacture their product and, in some cases, specify the suppliers from whom we must purchase these raw materials. In certain instances, the raw materials and other items can only be supplied by a limited number of suppliers or in limited quantities. If third-party suppliers do not supply raw materials or other items on a timely basis, it may cause a manufacturing run to be delayed or canceled which would adversely impact our results of operations and financial condition.

Furthermore, third-party suppliers may fail to provide us with raw materials and other items that meet the qualifications and specifications required by us or our customers. If third-party suppliers are not able to provide us with raw materials that meet our or our customers’ specifications on a timely basis, we may be unable to manufacture their product or it could prevent us from delivering products to our customers within required timeframes. Any such delay in delivering our products may create liability for us to our customers for breach of contract or cause us to experience order cancellations and loss of customers. In the event that we manufacture products with inferior quality components and raw materials, we may become subject to product liability claims caused by defective raw materials or components from a third-party supplier or from a customer, or our customer may be required to recall its products from the market.

We have refocused our clinical development strategy in order to drive partnering interest, which may not be successful.

In June 2016, we announced our clinical development strategy focused on conducting small, early stage studies of bavituximab in combination with immune stimulating therapies. These trials may be conducted independently, in conjunction with our collaborators, or through ISTs. The goal of these trials will be to generate compelling clinical and translational data demonstrating bavituximab’s immunotherapeutic mechanism of action in a combination treatment setting. We plan to leverage this data to drive partnering interest in our phosphatidylserine (PS)-targeting platform. Our clinical development strategy is subject to a number of risks and uncertainties, including but not limited to, the risk that:

•	the early stage studies do not generate any compelling data;
•	the data, while compelling, is viewed by potential partners as being based on an insufficient sample size; and
•	the data, while compelling, is in tumor indications for which there is little or no partnering interest.

Even if we are successful in generating compelling data that generates partnering interest, we may face additional challenges in consummating a licensing transaction, or on terms acceptable to us, considering the additional later stage clinical trials that such partner would need to conduct, and the time, costs and regulatory risks associated therewith, relative to the remaining life of our patents that cover bavituximab compositions and their use in treating cancer, both alone and in combination therapies, which are currently set to expire between 2024 and 2025, before any potential extensions. If we are unable to efficiently and quickly generate the type and quantity of data needed to drive future partnering interest, we may not be successful in our clinical development strategy, nor obtain any monetary value from our PS-targeting platform, including bavituximab.

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

While our clinical development strategy is focused on conducting small, early stage studies of bavituximab in combination with immune stimulating therapies, we may none-the-less experience delays in patient enrollment in these clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends on, among other things, our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of patients depends on many factors, including:

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

Our planned early stage clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition reduces the number and types of patients available to us, because some patients who might have opted to enroll in our trials opt to enroll in a trial being conducted by one of our competitors. In addition, some of these competing clinical trials will be for product candidates in later stage clinical trials with compelling data from earlier stage trials that could influence the patient’s decision to opt to enroll in the competitive trial. Since the number of qualified clinical investigators is limited, we conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which reduces the number of patients who are available for our clinical trials in such clinical trial site. Delays in patient enrollment in our planned early stage clinical trials may affect the timing or outcome of our clinical trials, which could prevent us from completing these trials and generating the compelling data necessary to drive partnering interest.

Success in early clinical trials may not be indicative of results obtained in later trials, which could hinder future partner interest.

Our clinical development strategy is dependent on our ability to generate compelling data from small, early stage studies of bavituximab in combination with immune stimulating therapies. A number of new drugs and biologics have shown promising results in initial clinical trials, but subsequently failed to establish sufficient safety and effectiveness data to obtain necessary regulatory approvals, as we evidenced with our Phase III SUNRISE trial. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent us from generating partnering interest.

If we do not establish additional collaborations, or if the trials conducted by our collaborators do not proceeds efficiently, our clinical development strategy may not be successful.

Our clinical development strategy is focused on conducting small, early stage studies of bavituximab in combination with immune stimulating therapies. We anticipate that a number of these trials will be conducted in conjunction with our collaborators, such as NCCN. In order to be successful, we may need to generate a significant amount of compelling data in a number of cancer indications and therefore, may need to enter into one or more of additional collaborations in the future. We face significant competition in seeking appropriate collaborators and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms, or at all. Even if we successfully enter into a collaboration, our collaborator may not perform its contractual obligations or may terminate the agreement.

In addition, many of these early stage studies may be conducted by our existing or future collaborators as ISTs. While the use of ISTs will allow us to increase the number of early stage trials of bavituximab and conserve our financial and personnel resources, because we do not have control over the conduct of these trials, we do not have the ability to influence the speed at which these trials are conducted, including the rate at which patients are enrolled or data is analyzed.

Any one or a combination of these factors could adversely affect our ability to timely generate the compelling data that is necessary to attract potential partners to advance the bavituximab program.

If we use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities and manufacturing operations involve the controlled use of hazardous materials and chemicals. We are subject to federal, state and local laws and regulations in the U.S. governing the use, manufacture, storage, handling and disposal of hazardous materials and chemicals. Although we believe that our procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we may incur significant additional costs to comply with applicable laws in the future. Also, even if we are in compliance with applicable laws, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials or chemicals. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research and development activities and manufacturing operations, which could materially harm our business, financial condition and results of operations.

We may have significant product liability exposure because we maintain only limited product liability insurance.

We face an inherent business risk of exposure to product liability claims in the event that the administration of one of our product candidates during a clinical trial adversely affects or causes the death of a patient. Although we maintain product liability insurance for clinical studies in the amount of $10,000,000 per occurrence or $10,000,000 in the aggregate on a claims-made basis, as well as country-specific coverage where required for clinical sites located in foreign countries, our coverage may not be adequate. Product liability insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Our inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims in excess of our insurance coverage, if any, or a product recall, could negatively impact our financial position and results of operations.

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

Our patent position is generally uncertain and involves complex legal and factual questions. Legal standards relating to the validity and scope of claims in the biotechnology and biopharmaceutical fields are still evolving. Accordingly, the degree of future protection for our patent rights is uncertain. The risks and uncertainties that we face with respect to our patents include the following:

•	the pending patent applications we have filed or to which we have exclusive rights may not result in issued patents or may take longer than we expect to result in issued patents;
•	the claims of any patents that issue may not provide meaningful protection;
•	we may be unable to develop additional proprietary technologies that are patentable;
•	the patents licensed or issued to us may not provide a competitive advantage;
•	other parties may challenge patents licensed or issued to us;
•	disputes may arise regarding the invention and corresponding inventorship and ownership rights in inventions and know-how resulting from the joint creation or use of intellectual property by us, our licensors, corporate partners and other scientific collaborators; and
•	other parties may design around our patented technologies.

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

Our operations could be subject to earthquakes, power shortages and surges, telecommunications failures, water shortages, floods, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we have limited insurance or are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our manufacturing operations and financial condition and increase our costs and expenses. Our ability to obtain raw materials, components and supplies for the manufacture, as well as the services of outside testing laboratories, of our third party customers’ products, for which we act as a contract manufacturer, could be disrupted, if the operations of these suppliers and/or labs is affected by a man-made or natural disaster or other business interruption. Our corporate headquarters and manufacturing facility is located in California near major earthquake faults. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake or other natural disaster.

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

If we lose qualified management, including manufacturing or scientific personnel or are unable to attract and retain such personnel, we may be unable to successfully develop or manufacture our products or our customers’ products.

Our success is dependent, in part, upon a limited number of key executive officers, each of whom is an at-will employee. For example, because of his extensive understanding of our contract manufacturing operations, technologies and product development programs, the loss of Mr. Steven W. King, our President and Chief Executive Officer, would adversely affect our contract manufacturing operations and product development efforts during the six- to twelve-month period that we estimate it would take to find a qualified replacement.

We also believe that our future success will depend largely upon our ability to attract and retain highly-skilled manufacturing, process development and research and development personnel. We face intense competition in our recruiting activities, including competition from larger companies with greater resources. We do not know if we will be successful in attracting or retaining skilled personnel. The loss of certain key employees or our inability to attract and retain other qualified employees could negatively affect our operations and financial performance.

We have federal and state net operating loss (“NOL”) carry forwards which, if we were to become profitable, could be used to offset/defer federal and state income taxes. Our ability to use such carry forwards to offset future taxable income may be subject to certain limitations related to changes in ownership of our stock.

As of April 30, 2016, we had federal and state NOL carry forwards of approximately $385 million and $277 million, respectively, expiring from 2017 to 2036. These NOL carry forwards could potentially be used to offset certain future federal and state income tax liabilities. However, utilization of NOL carry forwards may be subject to a substantial annual limitation pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions due to ownership changes that have occurred previously or that could occur in the future. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. We performed a detailed analysis of our NOL carry forwards through April 30, 2015 and it was determined that no change in ownership had occurred. However, no Section 382 analysis has been performed subsequent to April 30, 2015, and therefore, our net operating loss carry forwards may be subject to limitation based on events occurring subsequent to the fiscal year ended April 30, 2015. Any limitation may result in expiration of a portion of the carry forwards before utilization. If we were not able to utilize our carry forwards, we would be required to use our cash resources to pay taxes that would otherwise have been offset, thereby reducing our liquidity.

We have become increasingly dependent on information technology and any breakdown, interruption or breach of our information technology systems could subject us to liability or interrupt the operation of our business, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

We are increasingly dependent upon sophisticated information technology systems and infrastructure in connection with the conduct of our business. We must constantly update our information technology infrastructure and our various current information technology systems throughout the organization may not continue to meet our current and future business needs. Furthermore, modification, upgrade or replacement of such systems may be costly. In addition, due to the size and complexity of these systems, any breakdown, interruption, corruption or unauthorized access to or cyber-attack on these systems could create system disruptions, shutdowns or unauthorized disclosure of confidential information. While we attempt to take appropriate security and cyber-security measures to protect our data and information technology systems and to prevent such breakdowns and unauthorized breaches and cyber-attacks, we cannot guarantee that these measures will be successful and that these breakdowns and breaches in, or attacks on, our systems and data will be prevented. Such breakdowns, breaches or attacks may cause business interruption and could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares to decline, and we may suffer financial damage or other loss, including fines or criminal penalties because of lost or misappropriated information.

Our governance documents and state law provide certain anti-takeover measures which will discourage a third party from seeking to acquire us unless approved by the Board of Directors.

We have a shareholder rights plan that is designed to protect stockholders against unsolicited attempts to acquire control of us that do not offer a fair price to our stockholders as determined by our board of directors. Under the plan, the acquisition of 15% or more of our outstanding common stock by any person or group, unless approved by our board of directors, will trigger the right of our stockholders (other than the acquirer of 15% or more of our common stock) to acquire additional shares of our common stock, and, in certain cases, the stock of the potential acquirer, at a 50% discount to market price, thus significantly increasing the acquisition cost to a potential acquirer. In addition, our certificate of incorporation and by-laws contain certain additional anti-takeover protective devices. For example,

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

As of April 30, 2016, there were 236,930,485 shares of our common stock outstanding. Substantially all of these shares are eligible for trading in the public market, subject in some cases to volume and other limitations. The market price of our common stock may decline if our common stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur.

In addition, our common stock outstanding as of April 30, 2016 excludes the following common shares reserved for future issuance:

•	39,561,165 common shares reserved for issuance under outstanding option grants and available for issuance under our stock incentive plans;
•	1,408,659 common shares reserved for and available for issuance under our 2010 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”);
•	273,280 common shares issuable upon exercise of outstanding warrants; and
•	45,745,760 common shares issuable upon conversion of our outstanding Series E Preferred Stock.

In addition, we expect we will continue to need to raise substantial additional capital to fund our operations and to support the expansion of our manufacturing operations for at least the next two fiscal years before we believe we can generate sufficient revenue from Avid’s contract manufacturing services to achieve profitability. If we raise additional funds by issuing equity securities, the market price of our securities may decline and our existing stockholders may experience significant dilution.

Our highly volatile stock price may adversely affect the liquidity of our common stock.

The market price of our common stock and the market prices of securities of companies in the biotechnology sector have generally been highly volatile and are likely to continue to be highly volatile. For instance, the market price of our common stock has ranged from $0.33 to $3.18 per share over the last three fiscal years ended April 30, 2016.

In addition, the market price of our common stock may be significantly impacted by many factors, including, but not limited to:

•	the success or failure of our internal drug development efforts;
•	positive or negative data reported on programs in clinical trials we or our investigators are conducting;
•	announcements of technological innovations or new commercial products by us or our competitors;
•	Avid’s loss of a significant customer;
•	uncertainties about our ability to continue to fund our operations beyond the next twelve months;
•	significant changes in our financial results or that of our competitors, including our ability to continue as a going concern;
•	our ability to meet revenue projections;
•	the offering and sale of shares of our common stock, either sold at market prices or at a discount under an equity transaction;
•	significant changes in our capital structure;
•	published reports by securities analysts;
•	announcements of partnering transactions, licensing agreements, joint ventures, strategic alliances, and any other transaction that involves the development, sale or use of our technologies or competitive technologies;
•	developments and/or disputes concerning our patent or other proprietary rights;
•	regulatory developments, including possible delays, and product safety concerns;
•	outcomes of significant litigation, disputes and other legal or regulatory proceedings;
•	general stock trends in the biotechnology and pharmaceutical industry sectors;
•	public concerns as to the safety and effectiveness of our products;
•	economic trends and other external factors, including but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and
•	healthcare reimbursement reform and cost-containment measures implemented by government agencies.

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

Our common stock is currently traded on The NASDAQ Capital Market. On April 12, 2016 we received a letter from the staff of the Listing Qualifications Department (the “Staff”) of The NASDAQ Stock Market LLC (“NASDAQ”) notifying us that, for the previous 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The NASDAQ Capital Market under NASDAQ’s Listing Rule 5550(a)(2), requiring a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). In accordance with NASDAQ Listing Rule 5810(c)(3)(A), if during the 180 calendar days following the date of the notification, or prior to October 10, 2016, the closing bid price of our common stock is at or above $1.00 for a minimum of 10 consecutive business days, but generally no more than 20 consecutive business days, the Staff will provide us with written confirmation of compliance. If we do not achieve compliance with the Minimum Bid Price Requirement by October 10, 2016, we may be eligible for an additional 180 calendar days compliance period if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, with the exception of the Minimum Bid Price Requirement, and provides written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, the Staff would notify us that our securities would be subject to delisting. In the event of such notification, we may appeal the Staff’s determination to delist our securities, but there can be no assurance the Staff would grant our request for continued listing. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease.

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

If securities or industry analysts do not publish research reports about us, or if they issue adverse opinions about our business, our stock price and trading volume could decline.

The research and reports that industry or securities analysts publish about us or our business will influence the market for our common stock. If one or more analysts who cover us issues an adverse opinion about us, our stock price would likely decline. If one or more of these analysts ceases research coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Further, if we fail to meet the market expectations of analysts who follow our stock, our stock price likely would decline.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate offices, research and development, and manufacturing facilities are located in six buildings in Tustin, California, which are shared by our contract manufacturing business and our drug development business. We lease an aggregate of approximately 152,000 square feet under five separate lease agreements, as summarized in the following table:

Lease Execution Date	Facility Location	Approximate Square Footage Leased	# of Buildings Occupied	Initial Lease Term Expiration Date	# of Options to Extend Lease	Extended Lease Term Expiration Date(1)
December 1998	Tustin	48,000	2	12/31/17	2	12/31/27
May 2010	Tustin	13,000	1	12/31/17	1	12/31/22
July 2014	Tustin	40,000	1	7/31/21	2	7/31/31
April 2016	Tustin	26,000	1	8/31/23	2	8/31/35
April 2016	Tustin	25,000	1	8/31/23	2	8/31/35

______________

(1)	Extended lease term expiration date assumes execution of all available options to extend lease in accordance with the terms of the lease agreement.

We believe that the space we lease is adequate to meet our current needs, and that, if necessary, additional space would be available to accommodate any future growth.

Item 3. Legal Proceedings

In the ordinary course of business, we are at times subject to various legal proceedings and disputes. We make provisions for liabilities when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  Such provisions are reviewed at least quarterly and adjusted, if necessary, to reflect the impact of any settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to a particular case.

Securities Related Class Action Lawsuit

On September 28, 2012, three complaints were filed in the U.S. District Court for the Central District of California (the “District Court”) against us and certain of our executive officers and one consultant (collectively, the “Defendants”) on behalf of certain purchasers of our common stock. The complaints have been brought as purported stockholder class actions, and, in general, include allegations that Defendants violated (i) Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and (ii) Section 20(a) of the Exchange Act, by making materially false and misleading statements regarding the interim results of our bavituximab Phase II second-line NSCLC trial, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On February 5, 2013, the District Court consolidated the related actions with the low-numbered case (captioned Anderson v. Peregrine Pharmaceuticals, Inc., et al., Case No. 12-cv-1647-PSG (FMOx)). After the District Court issued two separate orders granting the Defendants’ two separate motions to dismiss, on May 1, 2014, the District Court issued a third order granting Defendants’ motion to dismiss the plaintiff’s second amended complaint with prejudice. On May 29, 2014, the plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit with respect to the District Court’s order granting Defendants’ motion to dismiss. Oral argument for lead plaintiff’s appeal was conducted on May 4, 2016, before the U.S. Court of Appeals for the Ninth Circuit. On June 8, 2016, the U.S. Court of Appeals for the Ninth Circuit issued its order affirming the District Court’s order granting the Defendant’s motion to dismiss with prejudice.

Derivative Litigation

On May 9, 2013, an alleged shareholder filed, purportedly on behalf of us, a derivative lawsuit, captioned Roy v. Steven W. King, et al., Case No. 13-cv-0741-PSG (RNBx), in the District Court against certain of our executive officers and directors (collectively, the “Defendants”). The complaint asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment arising from substantially similar factual allegations as those asserted in the consolidated securities class action lawsuit, described above (the “Securities Class Action”). The plaintiff is seeking, for our benefit, unspecified monetary damages and other relief. This case was subsequently transferred to the same court and judge handling the Securities Class Action. On May 31, 2013, the District Court issued an order staying the case pending a resolution of the Defendants’ motion to dismiss the Securities Class Action. On June 24, 2013, the District Court issued an order administratively closing the case and inviting the parties to move to re-open after the final resolution of defendants’ motions to dismiss in the Securities Class Action. As a result of the U.S. Court of Appeals for the Ninth Circuit having affirmed the District Court’s dismissal of the Securities Class Action, we do not expect the plaintiff to file a motion with the District Court to reopen this matter.

On October 10, 2013, a derivative/class action complaint, captioned Michaeli v. Steven W. King, et al., C.A. No. 8994-VCL, was filed in the Court of Chancery of the State of Delaware against certain of our executive officers and directors. On December 1, 2015, the plaintiffs filed an amended and supplemental derivative and class action complaint (the “Amended Complaint”). The Amended Complaint alleged that our directors and executives breached their respective fiduciary duties in connection with certain purportedly improper compensation decisions made by our Board of Directors during the past four fiscal years ended April 30, 2015, including: (i) the grant of a stock option to Mr. King on May 4, 2012; (ii) the non-routine broad-based stock option grant to our directors, executives, all other employees and certain consultants on December 27, 2012; and (iii) the payment, during the past four fiscal years ended April 30, 2015, of compensation to our non-employee directors. In addition, the complaint alleges that our directors breached their fiduciary duty of candor by filing and seeking stockholder action on the basis of an allegedly materially false and misleading proxy statement for our 2013 annual meeting of stockholders. The plaintiffs are seeking, among other things, rescission of a portion of the stock option grant to Mr. King on May 4, 2012 and the stock options granted to the defendants on December 27, 2012, as well as disgorgement of any excessive compensation paid to our non-employee directors during the four fiscal years ended April 30, 2015 and other monetary relief for our benefit. The defendants filed their answer to the amended complaint on February 19, 2016. We believe that the Amended Complaint is without merit and intend to vigorously defend the action. In addition, due to the early stage of this matter, we cannot reasonably estimate the possible loss or range of loss, if any, that may result from this matter.

Other Legal Matters

On September 24, 2012, we filed a lawsuit, captioned Peregrine Pharmaceuticals, Inc. v. Clinical Supplies Management, Inc., Case No. 8:12-cv-01608 JST(AN) (C.D. Cal), against Clinical Supplies Management, Inc. (“CSM”), in the District Court. In 2010, we had contracted with CSM as our third-party vendor responsible for distribution of the blinded investigational product used in our bavituximab Phase IIb second-line NSCLC trial. As part of the routine collection of data in advance of an end-of-Phase II meeting with regulatory authorities, we discovered major discrepancies between some patient sample test results and patient treatment code assignments. Consequently, we filed this lawsuit against CSM alleging, among other causes of action, breach of contract, negligence, negligence per se, constructive fraud and negligent misrepresentation arising from CSM’s performance of its contracted services. On September 8, 2015, we and CSM entered into a confidential settlement and release agreement to resolve all claims related to the complaint we filed on September 24, 2012 against CSM. Pursuant to the terms of the Settlement Agreement, (i) all claims asserted in the litigation by us were dismissed with prejudice, (ii) each of the parties to the litigation received a full release of all claims, of any nature whatsoever, whether known or unknown, and (iii) CSM paid to us the sum of $600,000, which amount is included in interest and other income in the accompanying consolidated statements of operations and comprehensive loss for the fiscal year ended April 30, 2016.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Market Information

Our common stock is listed on The NASDAQ Capital Market under the trading symbol “PPHM.” The following table shows the high and low sales price of our common stock for each quarter in the two years ended April 30, 2016:

	Common Stock Sales Price
	High	Low
Fiscal Year 2016
Quarter Ended April 30, 2016	$1.12	$0.33
Quarter Ended January 31, 2016	$1.33	$0.86
Quarter Ended October 31, 2015	$1.29	$0.91
Quarter Ended July 31, 2015	$1.50	$1.21
Fiscal Year 2015
Quarter Ended April 30, 2015	$1.66	$1.19
Quarter Ended January 31, 2015	$1.60	$1.28
Quarter Ended October 31, 2014	$1.75	$1.27
Quarter Ended July 31, 2014	$2.00	$1.47

Holders of Common Stock

As of June 30, 2016, we had 4,239 stockholders of record of our common stock.

Dividends

No dividends on our common stock have been declared or paid by us. We intend to employ all available funds for the development of our business and, accordingly, do not intend to pay any cash dividends in the foreseeable future. In addition, the Certificate of Designations governing the Series E Preferred Stock restricts us from declaring and paying any dividends on our common stock unless full cumulative dividends on the Series E Preferred Stock have been or contemporaneously are declared and paid or declared and a sum sufficient for the payment thereof is set apart for payment for all past dividend periods. Any future determinations related to dividend policy will be made at the discretion of our board of directors.

Securities Authorized for Issuance under Equity Compensation

The information included under Item 12 of Part III of this Annual Report is hereby incorporated by reference into this Item 5 of Part II of this Annual Report.

Recent Sales of Unregistered Securities

None.

Performance Graph

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed to be “filed” with the SEC or to be “soliciting material” under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and it shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

The following chart shows the performance from April 30, 2011 through April 30, 2016 of Peregrine Pharmaceuticals, Inc. common stock, compared with an investment in the stocks represented in the NASDAQ ICB: 4577 Pharmaceuticals Index and the NASDAQ U.S. Benchmark TR Index assuming the investment of $100 at the beginning of the period and the reinvestment of dividends, if any. The total return data for the comparative indexes were prepared by NASDAQ OMX Global Indexes.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
VALUE OF INVESTMENT OF $100 ON APRIL 30, 2011

The underlying data for the foregoing graph is as follows:

	April 30, 2011	April 30, 2012	April 30, 2013	April 30, 2014	April 30, 2015	April 30, 2016
Peregrine Pharmaceuticals, Inc.	$ 100.00	$ 18.95	$ 56.05	$ 70.16	$ 52.82	$ 14.28
NASDAQ ICB: 4577 Pharmaceuticals (subsector)	$ 100.00	$ 112.02	$ 145.66	$ 179.84	$ 211.51	$ 208.65
NASDAQ U.S. Benchmark TR Index	$ 100.00	$ 102.87	$ 120.69	$ 145.69	$ 164.06	$ 163.90

Item 6. Selected Financial Data

The selected consolidated financial data set forth below as of April 30, 2016 and 2015, and for the fiscal years ended April 30, 2016, 2015 and 2014, are derived from our audited consolidated financial statements included elsewhere in this Annual Report. This information should be read in conjunction with those consolidated financial statements, the notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data set forth below as of April 30, 2014, 2013 and 2012, and for the fiscal years ended April 30, 2013 and 2012, are derived from our audited consolidated financial statements that are contained in Annual Reports previously filed with the SEC, not included herein.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FISCAL YEAR ENDED APRIL 30,

	2016(a)	2015(b)	2014(c)	2013(d)	2012(e)

Total revenues	$44,686,000	$26,781,000	$22,401,000	$21,683,000	$15,233,000

Net loss	$(55,652,000)	$(50,358,000)	$(35,362,000)	$(29,780,000)	$(42,119,000)

Series E preferred stock accumulated dividends	$(4,484,000)	$(3,696,000)	$(401,000)	$–	$–

Net loss attributable to common stockholders (f)	$(60,136,000)	$(54,054,000)	$(35,763,000)	$(29,780,000)	$(42,119,000)

Basic and diluted loss per common share	$(0.28)	$(0.30)	$(0.22)	$(0.25)	$(0.50)

Weighted average common shares outstanding	216,265,620	182,558,332	161,579,649	120,370,333	83,572,761

CONSOLIDATED BALANCE SHEET DATE
AS OF APRIL 30,

	2016	2015	2014	2013	2012

Cash and cash equivalents	$61,412,000	$68,001,000	$77,490,000	$35,204,000	$18,033,000

Working capital	$24,234,000	$43,192,000	$63,564,000	$21,353,000	$7,153,000

Total assets	$109,043,000	$97,464,000	$90,545,000	$45,058,000	$28,262,000

Long-term debt	$–	$–	$–	$13,000	$46,000

Accumulated deficit	$(509,276,000)	$(453,624,000)	$(403,266,000)	$(367,904,000)	$(338,124,000)

Stockholders' equity	$50,074,000	$59,035,000	$67,699,000	$23,760,000	$9,483,000

______________

(a)	Total revenues in fiscal year 2016 include contract manufacturing revenue of $44,357,000 and license revenue of $329,000.
(b)	Total revenues in fiscal year 2015 include contract manufacturing revenue of $26,744,000 and license revenue of $37,000.
(c)	Total revenues in fiscal year 2014 include contract manufacturing revenue of $22,294,000 and license revenue of $107,000.
(d)	Total revenues in fiscal year 2013 include contract manufacturing revenue of $21,333,000 and license revenue of $350,000.
(e)	Total revenues in fiscal year 2012 include contract manufacturing revenue of $14,783,000 and license revenue of $450,000.
(f)	Net loss attributable to common stockholders represents our net loss plus Series E preferred stock accumulated dividends.

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion is included to describe our financial position and results of operations for each of the three years in the period ended April 30, 2016. The audited consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Overview

We are a biopharmaceutical company committed to improving the lives of patients by delivering high quality pharmaceutical products through our contract manufacturing business and through advancing and licensing our novel, development-stage immunotherapy products.

Avid Bioservices, Inc. (“Avid”) is a contract development and manufacturing organization (“CDMO”) and a wholly-owned subsidiary of Peregrine Pharmaceuticals, Inc. (“Peregrine”). In June 2016, we announced a new corporate strategy to achieve sustained profitability within two (2) years, and at the same time, refocus our internal clinical development efforts on small, early stage clinical trials designed to drive partnering interest in our investigational products.

Avid—Our CDMO

Our contract manufacturing business provides fully-integrated cGMP services from cell line development to commercial biomanufacturing for third-party customers while also supporting our internal drug development business. This integration, we believe, offers considerable time and cost efficiencies for our internal drug development business. Avid’s total revenue generated from third-party customers for fiscal years 2016, 2015, and 2014 amounted to $44,357,000, $26,744,000, and $22,294,000, respectively, of which 69%, 79% and 91% was derived from Halozyme Therapeutics, Inc., respectively.

In March 2016, we formally commissioned our new Myford bioprocessing facility which doubled our manufacturing capacity. The 40,000 square foot biomanufacturing facility, which is our second manufacturing facility, is designed to utilize single-use equipment up to the 2,000-liter manufacturing scale to accommodate a fully disposable biomanufacturing process for products in late stage clinical development to commercial.  This facility has completed its initial process validation runs for an internal product and is ramping up to conduct multiple new process validation runs for its third-party customers. Completion of these process validation runs moves us a step closer to generating revenue from commercial production from this new manufacturing suite, provided our third-party customers’ products are approved. The new facility is located adjacent to our current headquarters in Tustin, California.

As we look to expand our CDMO capacity and capabilities, we are planning to construct a third manufacturing facility focused on products in clinical development, that we believe will further significantly increase our manufacturing capacity.  We have secured a 25,000 square foot location in close proximity to our current campus and intend for the new clinical manufacturing suite to be complete and ready for clinical manufacturing activities in the first half of calendar year 2017.

Peregrine—Our Drug Development Business

Our drug development business is focused on developing therapeutics designed to fight cancer by reversing the immunosuppressive environment that many tumors establish in order to proliferate. By doing so, these therapeutics allow the immune system to recognize and destroy tumor cells. Bavituximab is our lead immunotherapy candidate, and we currently have clinical collaborations with AstraZeneca and the National Comprehensive Cancer Network® (“NCCN”), as well as a preclinical collaboration with Memorial Sloan Kettering Cancer Center, all of which are evaluating the potential of bavituximab in combination with immune stimulating therapies.

Bavituximab is a monoclonal antibody that targets and binds to phosphatidylserine (“PS”), a highly immunosuppressive molecule that is usually located inside the membrane of healthy cells, but then “flips” and becomes exposed on the outside of cells in the tumor microenvironment, causing the tumor to evade immune detection. Bavituximab targets and binds to PS to block this immunosuppressive pathway and simultaneously activates adaptive immunity, thereby enabling the immune system to recognize and fight the tumor.

Clinical Development Strategy

In June 2016, we announced a clinical development strategy focused on conducting small, early stage studies of bavituximab in combination with immune stimulating therapies. These trials may be conducted independently, in conjunction with our collaborators, or through investigator sponsored trials (“ISTs”). The goal of these trials will be to generate compelling clinical and translational data demonstrating bavituximab’s immunotherapeutic mechanism of action in a combination treatment setting. We plan to leverage this data to drive partnering interest in our PS-targeting platform. In keeping with this strategy, we currently have no near-term plans to initiate Company-sponsored Phase II and Phase III trials.

We believe this strategy will allow us to (i) continue our research and development activities while avoiding costly, later stage clinical trials, thereby allowing us to achieve profitability sooner, and (ii) generate additional data that we believe, if positive, could generate future potential value, including attracting potential licensing partners.

Collaboration with AstraZeneca Combining Bavituximab and Durvalumab (MEDI4736)

In August 2015, we entered into our first clinical collaboration with AstraZeneca to evaluate the combination of bavituximab and durvalumab (MEDI4736), an anti-PD-L1 monoclonal antibody, with chemotherapy in a planned Phase I/Ib trial in multiple solid tumors. In October 2015, we expanded our clinical collaboration with AstraZeneca to evaluate the combination of bavituximab and durvalumab in a Phase II study in patients with previously-treated squamous or non-squamous non-small cell lung cancer (“NSCLC”).

As discussed above, on June 2016, we announced a shift in corporate strategy to focus exclusively on small, early stage clinical trials combining bavituximab with immune stimulating therapies. For this reason, we will not proceed with any previously planned Phase II clinical trials. We are currently conducting an extensive review and analysis of the available clinical data and testing the numerous collected biomarkers samples in order to determine if certain subgroups or other patient characteristics benefited more from bavituximab. We believe such information will be critical in helping guide the bavituximab clinical program including our collaboration with AstraZeneca.

NCCN Collaboration

In January 2016, we announced that we entered into a research collaboration with NCCN, a not-for-profit alliance of 27 of the world’s leading cancer centers, to expand the clinical research and development of bavituximab for the treatment of a range of tumors. Under this research collaboration, we plan to fund multiple ISTs and correlative studies with bavituximab at NCCN member institutions and their affiliate community hospitals through a $2 million research grant to NCCN's Oncology Research Program.  NCCN will be responsible for oversight and monitoring of all clinical studies under the research grant. It is expected that between two and five different clinical studies will be conducted as part of this collaboration, potentially providing us with significant human data to steer the future development of bavituximab. While specific timing has not been established, we expect that the first studies will be initiated in late calendar year 2016 or early 2017.

Bavituximab in Front-Line Rectal Adenocarcinoma IST

This Phase I IST was designed to assess bavituximab in combination with capecitabine and radiation therapy in up to 18 patients with Stage II or III rectal adenocarcinoma. The primary endpoint is to determine the safety, feasibility and tolerability with a standard platform of capecitabine and radiation therapy. Secondary endpoints include overall response rate and pathological complete response (pCR) rate in patients. Patient enrollment was completed in October 2015 and we anticipate the investigator will present data from this trial in calendar year 2016.

Phase III SUNRISE Trial

In December 2013, we initiated a randomized, double-blind, placebo-controlled Phase III trial evaluating bavituximab plus docetaxel versus docetaxel plus placebo, for the treatment of previously-treated NSCLC (the “Phase III SUNRISE trial”).

In February 2016, we announced that we were discontinuing the Phase III SUNRISE trial based on the recommendation of the study’s Independent Data Monitoring Committee following a pre-specified interim analysis performed after 33% of targeted overall events (patient deaths) in the study were reached. Results of the analysis demonstrated that the patients treated in the bavituximab plus docetaxel treatment arm did not show a sufficient improvement in overall survival as compared to the patients treated in the docetaxel plus placebo treatment arm to warrant continuation of the study. Patient enrollment has been discontinued and existing patients in the trial have been given the choice to continue chemotherapy and/or bavituximab, as appropriate. Clinical trial data from the study will continue to be collected until trial completion. We are currently conducting an extensive review of the available data in order to understand what subgroups or other patient characteristics may have impacted the performance of the study. We believe such information will be critical in supporting our clinical strategy as discussed above.

Results of Operations

The following table compares the consolidated statements of operations and comprehensive loss for the fiscal years ended April 30, 2016, 2015 and 2014. This table provides you with an overview of the changes in the statements of operations and comprehensive loss for the comparative periods, which are further discussed below.

	Years Ended April 30,			Years Ended April 30,
	2016	2015	$ Change	2015	2014	$ Change

REVENUES:
Contract manufacturing	$44,357,000	$26,744,000	$17,613,000	$26,744,000	$22,294,000	$4,450,000
License revenue	329,000	37,000	292,000	37,000	107,000	(70,000)

Total revenues	44,686,000	26,781,000	17,905,000	26,781,000	22,401,000	4,380,000

COST AND EXPENSES:
Cost of contract manufacturing	22,966,000	15,593,000	7,373,000	15,593,000	13,110,000	2,483,000
Research and development	59,529,000	42,996,000	16,533,000	42,996,000	27,723,000	15,273,000
Selling, general and administrative	18,551,000	18,691,000	(140,000)	18,691,000	17,274,000	1,417,000

Total cost and expenses	101,046,000	77,280,000	23,766,000	77,280,000	58,107,000	19,173,000

LOSS FROM OPERATIONS	(56,360,000)	(50,499,000)	(5,861,000)	(50,499,000)	(35,706,000)	(14,793,000)

OTHER INCOME (EXPENSE):
Interest and other income	722,000	142,000	580,000	142,000	349,000	(207,000)
Interest and other expense	(14,000)	(1,000)	(13,000)	(1,000)	(5,000)	4,000

NET LOSS	$(55,652,000)	$(50,358,000)	$(5,294,000)	$(50,358,000)	$(35,362,000)	$(14,996,000)

COMPREHENSIVE LOSS	$(55,652,000)	$(50,358,000)	$(5,294,000)	$(50,358,000)	$(35,362,000)	$(14,996,000)

Contract Manufacturing Revenue

Fiscal Year 2016 Compared to Fiscal Year 2015:

The increase in contract manufacturing revenue of $17,613,000 (66%) during fiscal year 2016 was primarily due to a current fiscal year increase in the number of manufacturing runs completed and shipped, which was attributed to the increase in demand for contract manufacturing services from third-party customers.

With the recently commissioned Myford facility and the current commitments for manufacturing services from Avid’s third-party customers and the anticipated completion of in-process third-party customer manufacturing runs, we expect contract manufacturing revenue for fiscal year 2017 to range from $50 to $55 million.

Fiscal Year 2015 Compared to Fiscal Year 2014:

The increase in contract manufacturing revenue of $4,450,000 (20%) during fiscal year 2015 was primarily due to an increase in the number of manufacturing runs completed and shipped in fiscal year 2015 compared to fiscal year 2014, which was attributed to an increase in the number of third-party customers requiring manufacturing services.

License Revenue

Fiscal Years 2016 and 2015 Compared to Fiscal Years 2015 and 2014:

The changes in license revenue in fiscal years 2016 and 2015 compared to fiscal years 2015 and 2014, respectively, were directly related to revenue recognized in accordance with the terms of our existing license agreements. Based on our existing license agreements, we do not expect license revenue to be a significant source of revenue in fiscal year 2017.

Cost of Contract Manufacturing

Fiscal Year 2016 Compared to Fiscal Year 2015:

The increase in cost of contract manufacturing of $7,373,000 (47%) during fiscal year 2016 was directly related to the current fiscal year increase in contract manufacturing revenue. In addition, we saw an improvement in our gross margin, which increased to 48% in the current fiscal year compared to 42% in the prior fiscal year due to greater utilization of our manufacturing facility combined with a decrease in expenses associated with the write-off of unusable work-in process inventory.

Fiscal Year 2015 Compared to Fiscal Year 2014:

The increase in cost of contract manufacturing of $2,483,000 (19%) during fiscal year 2015 was directly related to the fiscal year 2015 increase in contract manufacturing revenue combined with an increase in the write-off of unusable work-in process inventory. In addition, our gross margin on contract manufacturing revenues for fiscal years 2015 and 2014 remained in-line at 42% and 41%, respectively.

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

For the years ended April 30, 2016, 2015 and 2014, approximately 100%, 98% and 94%, respectively, of our total research and development expenses related to our PS-Targeting platform, which includes our lead immunotherapy candidate, bavituximab.

Fiscal Year 2016 Compared to Fiscal Year 2015:

The increase in research and development expenses of $16,533,000 (38%) during fiscal year 2016 was directly related to the current fiscal year increase in PS-targeting expenses of $16,970,000, offset by the current fiscal year decrease in expenses related to our other technologies of $437,000. The current fiscal year net increase in PS-targeting expenses was primarily attributed to:

•	Increase in third-party clinical trial costs of $6,014,000 related to the clinical development of bavituximab to $25,786,000 in fiscal year 2016 compared to $19,772,000 in fiscal year 2015. This increase was primarily attributed to current fiscal year costs of $4,744,000 related to two separate Phase II bavituximab trials in breast and lung cancers that were initiated or were in the process of being initiated during fiscal year 2016 and which were subsequently discontinued following the interim results of the Phase III SUNRISE trial that was discontinued in February 2016 (as discussed above). In addition, costs related to our discontinued Phase III SUNRISE trial increased $1,160,000 to $20,123,000 in fiscal year 2016 as the trial reached full enrollment during fiscal year 2016;

•	Increase in manufacturing costs of $10,053,000 to $17,690,000 in fiscal year 2016 compared to $7,637,000 in fiscal year 2015. The current fiscal year increase was primarily related to the internal and external costs and expenses associated with preparing bavituximab for commercial production; and

•	Increase in payroll and related expenses of $1,314,000 to $8,674,000 in fiscal year 2016 compared to $7,360,000 in fiscal year 2015 primarily related to increased employee headcount to support the Phase III SUNRISE trial and two additional Phase II trials, which were later discontinued.

These current year increases in research and development were offset by a decrease of $769,000 in share-based compensation expense (non-cash) to $2,094,000 in fiscal year 2016 compared to $2,863,000 in fiscal year 2015 primarily related to the amortization of the fair value of stock options granted to employees and non-employee directors under our routine annual broad-based grants of stock option awards.

Subsequent to April 30, 2016, we announced a clinical development strategy focused on conducting small, early stage studies of bavituximab in combination with immune stimulating therapies. These trials may be conducted independently, in conjunction with our partners, or through ISTs. The goal of these trials will be to generate compelling clinical and translational biomarker data that demonstrate the ability of treatment combinations featuring bavituximab to modify immune activity within the tumor microenvironment to support cancer killing. We plan to leverage this data to attract partnering interest in our PS-targeting platform. Based on our current strategy, we expect research and development expenses to decrease at least 40% or more in fiscal year 2017, in large part due to the discontinuance of the Phase III SUNRISE trial and two separate Phase II bavituximab trials in breast and lung cancers, as compared to fiscal year 2016.

Fiscal Year 2015 Compared to Fiscal Year 2014:

The increase in research and development expenses of $15,273,000 (55%) during fiscal year 2015 compared to fiscal year 2014 was due to the increase in PS-targeting expenses of $16,154,000 during fiscal year 2015, compared to fiscal year 2014, which was primarily due to an increase of $10,523,000 in costs associated with advancing our Phase III SUNRISE trial (initiated in December 2013) combined with an increase in manufacturing costs, including raw material expenditures of $2,612,000 dedicated to the manufacturing of bavituximab. The fiscal year 2015 increase in PS-targeting expenses was also due to increases in payroll and related expenses associated with increased employee headcount, share-based compensation expense (non-cash) and preclinical study expenses. This amount was offset by a decrease in expenses related to our other technologies of $881,000 during fiscal year 2015 as our research and development efforts were primarily focused on advancing our PS-targeting technology platform.

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

Fiscal Year 2016 Compared to Fiscal Year 2015:

SG&A expenses for fiscal year 2016 remained consistent with fiscal year 2015 decreasing slightly by $140,000 (1%). The current fiscal year decrease in SG&A expenses was primarily due to current fiscal year decreases in share-based compensation expense (non-cash) and other general corporate expenses, offset by a current fiscal year increase in payroll and related expenses. We expect SG&A expenses in fiscal year 2017 to remain in-line with fiscal year 2016.

Fiscal Year 2015 Compared to Fiscal Year 2014:

The increase in SG&A expenses of $1,417,000 (8%) during fiscal year 2015 compared to fiscal year 2014 was primarily due to increases in payroll and related expenses of $469,000, share-based compensation expense of $404,000, and non-employee director fees of $334,000. The increase in payroll and related expenses was primarily attributed to compensation increases associated with annual merit increases, increased health insurance benefit costs and increased employee headcount, offset by a decrease in severance expense incurred in fiscal year 2014 associated with a former employee. The increase in share-based compensation expense was primarily related to the amortization of the fair value of stock options granted to employees and non-employee directors under our routine annual broad-based grants of stock option awards. The increase in non-employee director fees was directly related to the fiscal year 2015 increase in annual cash retainer fees paid to our non-employee directors as a result of their increased time commitments associated with the oversight of our operations.

Interest and Other Income

Fiscal Year 2016 Compared to Fiscal Year 2015:

The increase in interest and other income of $580,000 during fiscal year 2016 compared to fiscal year 2015 was directly related to the receipt of a $600,000 settlement payment from Clinical Supplies Management, Inc. (“CSM”) during the current fiscal year in accordance with the terms of the confidential settlement and release agreement we entered into with CSM on September 8, 2015 (as described in this Annual Report under Part I, Item 4, “Legal Proceedings”).

Fiscal Year 2015 Compared to Fiscal Year 2014:

The decrease in interest and other income of $207,000 during fiscal year 2015 compared to fiscal year 2014 was due to a $35,000 increase in interest income, offset by a $242,000 decrease in other income.

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

We recognize revenue in accordance with the authoritative guidance for revenue recognition when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery (or passage of title) has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured. We also comply with the authoritative guidance for revenue recognition regarding arrangements with multiple elements.

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

Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue or customer deposits in the accompanying consolidated financial statements. We also record a provision for estimated contract losses, if any, in the period in which they are determined.

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

We recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is substantive in its entirety. A milestone is considered substantive when it meets all of the following criteria:

•	The consideration is commensurate with either the entity’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone;

•	The consideration relates solely to past performance; and

•	The consideration is reasonable relative to all of the deliverables and payment terms within the arrangement.

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

Clinical trial costs are a significant component of our research and development expenses. We have a history of contracting with third parties that perform various clinical trial activities on our behalf in the ongoing development of our product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flow. Expenses related to clinical trials are accrued based on our estimates and/or representations from third parties (including clinical research organizations) regarding services performed. If the contracted amounts are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), we modify our accruals accordingly on a prospective basis. Revisions in the scope of a contract are charged to expense in the period in which the facts that give rise to the revision become reasonably certain. There were no material adjustments for a change in estimate to research and development expenses in the accompanying consolidated financial statements in any of the three years ended April 30, 2016.

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

In addition, under certain in-licensing agreements associated with the research and development of our product candidates, we are obligated to pay certain milestone payments based on potential clinical development and regulatory milestones (as described in Note 4 to the accompanying audited consolidated financial statements). These milestone payments have no alternative future uses (in other research and development projects or otherwise) and therefore have no separate economic values and are expensed as research and development costs at the time the costs are incurred. We have no in-licensed product candidates that have alternative future uses in research and development projects or otherwise.

Share-based Compensation

We account for stock options and other share-based awards granted under our equity compensation plans in accordance with the authoritative guidance for share-based compensation. The estimated fair value of share-based payments to employees in exchange for services is measured at the grant date, using a fair value based method, such as a Black-Scholes option valuation model, and is recognized as expense on a straight-line basis over the requisite service periods. The fair value of modifications to share-based awards, if any, is generally estimated using a Black-Scholes option valuation model, unless a lattice model is required. Share-based compensation expense recognized during the period is based on the value of the portion of the share-based payment that is ultimately expected to vest during the period. As of April 30, 2016, there were no outstanding share-based awards with market or performance conditions.

The estimated fair value of stock options are measured at the grant date, using a fair value based method, such as a Black-Scholes option valuation model, and is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The use of a valuation model requires us to make certain estimates and assumptions with respect to selected model inputs. The expected volatility is based on the daily historical volatility of our common stock covering the estimated expected term. The expected term of options granted reflects actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options. The risk-free interest rate is based on U.S. Treasury notes with terms within the contractual life of the option at the time of grant. The expected dividend yield assumption is based on our expectation of future dividend payouts. We have never declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. In addition, guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Liquidity and Capital Resources

At April 30, 2016, we had $61,412,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect negative cash flows from operations to continue for at least the next two fiscal years before we believe we can generate sufficient revenue from Avid’s contract manufacturing services to achieve profitability. Therefore, unless and until we are able to generate sufficient revenue from Avid’s contract manufacturing services or from the sale or licensing of our product candidates under development, we expect such losses to continue for at least the next two fiscal years.

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

Historically, we have funded a significant portion of our operations through the issuance of equity. During fiscal year 2016, we raised $45,872,000 in aggregate gross proceeds from the sale of shares of our common stock (as described in Note 5 to the accompanying audited consolidated financial statements). Subsequent to April 30, 2016 and through July 14, 2016, we raised an additional $2,169,000 in aggregate gross proceeds from the sale of shares of our common stock (as described in Note 12 to the accompanying audited consolidated financial statements). As of July 14, 2016, $112,445,000 remained available to us under our two effective shelf registration statements, which allows us from time to time to offer and sell shares of our common stock or preferred stock, in one or more offerings, either individually or in combination.

Our ability to raise additional capital in the equity markets to fund our obligations in future periods is dependent on a number of factors, including, but not limited to, the market demand for our common stock or 10.5% Series E Convertible Preferred Stock (the “Series E Preferred Stock”). The market demand or liquidity of our common stock and/or Series E Preferred Stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse financial results, and negative research and development results.

With respect to our ability to generate additional revenue from Avid, on March 7, 2016, we announced the formal commissioning of our Myford facility, which has the capacity to generate up to an estimated $40 million in annual revenue. In addition, as of April 30, 2016, Avid had a revenue backlog of $56 million under committed contracts from existing customers covering manufacturing services expected to be completed during fiscal year 2017 and into fiscal year 2018.

Although it is difficult to predict all of our future liquidity requirements, we believe that our cash and cash equivalents as of April 30, 2016 combined with the additional proceeds raised subsequent to April 30, 2016 and through July 14, 2016, and the projected cash receipts from manufacturing services will be sufficient to fund our operations through at least the next twelve months, which estimate assumes we raise no additional capital from the capital markets or other potential sources.

If we are unable to either (i) raise sufficient capital in the equity markets, (ii) generate additional revenue from Avid, or (iii) license or partner our products in development, or any combination thereof, we may need to delay, scale back, or eliminate some or all our research and development efforts, or restructure our operations, which may include delaying the expansion of our contract manufacturing business. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

Significant components of the changes in cash flows from operating, investing and financing activities for the fiscal years ended April 30, 2016, 2015 and 2014 are as follows:

Cash Used In Operating Activities. Net cash used in operating activities represents our (i) net loss, as reported, (ii) less non-cash operating expenses, and (iii) net changes in the timing of cash flows as reflected by the changes in operating assets and liabilities, as described in the below table:

	Fiscal Year Ended April 30,
	2016	2015	2014
Net loss, as reported	$(55,652,000)	$(50,358,000)	$(35,362,000)
Less non-cash operating expenses: Share-based compensation Depreciation and amortization Loss on disposal of property and equipment	4,898,000 1,535,000 14,000	6,702,000 1,041,000 2,000	6,207,000 986,000 4,000
Net cash used in operating activities before changes in operating assets and liabilities	$(49,205,000)	$(42,613,000)	$(28,165,000)
Net change in operating assets and liabilities	$9,614,000	$6,594,000	$(89,000)
Net cash used in operating activities	$(39,591,000)	$(36,019,000)	$(28,254,000)

Net cash used in operating activities increased $3,572,000 to $39,591,000 for fiscal year 2016 compared to net cash used in operating activities of $36,019,000 for fiscal year 2015. This increase in net cash used in operating activities was due to an increase of $6,592,000 in net loss reported for fiscal year 2016 after deducting non-cash operating expenses as described in the above table, offset by a net change in operating assets and liabilities of $3,020,000 due to the timing of cash receipts and expenditures.

Net cash used in operating activities increased $7,765,000 to $36,019,000 for fiscal year 2015 compared to net cash used in operating activities of $28,254,000 for fiscal year 2014. This increase in net cash used in operating activities was due to an increase of $14,448,000 in net loss reported for fiscal year 2015 after deducting non-cash operating expenses as described in the above table, which amount was offset by a net change in operating assets and liabilities of $6,683,000 due to the timing of cash receipts and expenditures.

Cash Used In Investing Activities. Net cash used in investing activities for the fiscal years ended April 30, 2016, 2015, and 2014, was $8,791,000, $8,449,000, and $2,522,000, respectively.

Cash used in investing activities during fiscal year 2016 consisted of property and equipment acquisitions of $9,324,000 offset by a decrease in other assets of $533,000. Property and equipment acquisitions during fiscal year 2016 primarily related to costs associated with the construction of our Myford facility to support Avid’s projected revenue growth and to support the manufacturing of our product candidates. The construction of the Myford facility was completed and placed into service during fiscal year 2016, and, accordingly, the construction costs were transferred from construction-in-progress to leasehold improvements and equipment.

Cash used in investing activities during fiscal year 2015 consisted of property and equipment acquisitions of $9,047,000 offset by a decrease in other assets of $598,000. Property and equipment acquisitions during fiscal year 2015 primarily related to construction-in-progress associated with the construction of the aforementioned manufacturing facility, the implementation of an enterprise resource planning (“ERP”) system, and the acquisition of laboratory equipment.

Cash used in investing activities during fiscal year 2014 consisted of property and equipment acquisitions of $755,000 primarily related to the purchase of additional laboratory equipment to support internal product development efforts combined with an increase in other assets of $1,767,000 primarily related to deposits and/or progress payments related to the ERP system and laboratory equipment.

Cash Provided By Financing Activities. Net cash provided by financing activities for the fiscal years ended April 30, 2016, 2015, and 2014, was $41,793,000, $34,979,000, and $73,062,000, respectively.

Net cash provided by financing activities during fiscal year 2016 consisted of (i) $19,999,000 in net proceeds from the sale of shares of our common stock under a Common Stock Purchase Agreement, (ii) $18,402,000 in net proceeds from the sale of shares of our common stock under two separate At Market Issuance Sales Agreements, (iii) $6,794,000 in net proceeds from the sale of shares of our common stock under an Equity Distribution Agreement, (iv) $540,000 in net proceeds from the purchase of shares of our common stock under our Employee Stock Purchase Plan (the “ESPP”), (v) $138,000 in net proceeds from stock option exercises, and (vi) $59,000 in net proceeds from the sale of shares of our Series E Preferred Stock under a separate At Market Issuance Sales Agreement, which amounts were offset by dividends paid on our issued and outstanding Series E Preferred Stock of $4,139,000.

Net cash provided by financing activities during fiscal year 2015 consisted of (i) $19,235,00 in net proceeds from the sale of shares of our common stock under two separate At Market Issuance Sales Agreements, (ii) $18,203,000 in net proceeds from the sale of shares of our Series E Preferred Stock under a separate At Market Issuance Sales Agreement (iii) $608,000 in net proceeds from the purchase of shares of our common stock under our ESPP, and (iv) $298,000 in net proceeds from stock option exercises, which amounts were offset by dividends paid on our issued and outstanding Series E Preferred Stock of $3,352,000 and principal payments on a capital lease of $13,000.

Net cash provided by financing activities during fiscal year 2014 consisted of (i) $53,920,000 in net proceeds from the sale of shares of our common stock under an At Market Issuance Sales Agreement, (ii) $17,917,000 in net proceeds in connection with an underwritten public offering of our Series E Preferred Stock at a public offering price of $25.00 per share, (iii) $944,000 in net proceeds from stock option exercises, and (iv) $545,000 in net proceeds from the purchase of shares of our common stock under our ESPP, which amounts were offset by dividends paid on our issued and outstanding Series E Preferred Stock of $232,000 and principal payments on capital leases of $32,000.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contractual liabilities already recorded on our consolidated balance sheet as current liabilities and contingent liabilities for which we cannot reasonably predict future payments. The following chart represents our contractual obligations as of April 30, 2016, aggregated by type:

	Payments Due by Period
	Total	<1 year	1-3 years	4-5 years	After 5 years

Operating leases, net (1)	$9,911,000	$2,006,000	$3,259,000	$2,581,000	$2,065,000
Purchase obligations (2)	788,000	788,000	–	–	–
Other long-term liabilities - minimum license obligations (3)	113,000	113,000	–	–	–

Total contractual obligations	$10,812,000	$2,907,000	$3,259,000	$2,581,000	$2,065,000

______________

(1)	Represents future minimum lease payments under all non-cancelable operating leases including our facility operating leases as further described in Note 3 to the accompanying audited consolidated financial statements.
(2)	Represents obligations associated with manufacturing facility improvements at our facilities located in Tustin, California and the purchase of certain laboratory equipment.
(3)	Represents licensing agreements we periodically enter into with third parties to obtain exclusive or non-exclusive licenses for certain technologies. The terms of certain of these agreements require us to pay annual maintenance fees and potential future milestone payments based on product development success. Amounts exclude milestone or contractual payment obligations if the amount and timing of such obligations are unknown or uncertain, which potential obligations are further described in Note 4 to the accompanying audited consolidated financial statements.

Off Balance Sheet Arrangements.

We do not have any off balance sheet arrangements, as defined in Item 303 of Regulation S-K.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies - Pending Adoption of Recent Accounting Pronouncements, in the accompanying Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on our consolidated financial statements.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

Our cash and cash equivalents are primarily invested in money market funds with one major commercial bank with the primary objective to preserve our principal balance. Our deposits held with this bank exceed the amount of government insurance limits provided on our deposits and, therefore, we are exposed to credit risk in the event of default by the major commercial bank holding our cash balances. However, these deposits may be redeemed upon demand and, therefore, bear minimal risk. In addition, while changes in U.S. interest rates would affect the interest earned on our cash balances at April 30, 2016, such changes would not have a material adverse effect on our financial position or results of operations based on historical movements in interest rates.

Item 8. Financial Statements And Supplementary Data

The information required by this Item is incorporated by reference to the financial statements set forth in Item 15 of Part IV of this Annual Report, “Exhibits and Financial Statement Schedules.”

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosures

None.

Item 9A. Controls And Procedures

(a) Evaluation of Disclosure Controls and Procedures. The term “disclosure controls and procedures” (defined in Rule 13a-15(e) under the Exchange Act refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2016. Based on this evaluation, our president and chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2016 to ensure the timely disclosure of required information in our SEC filings.

(b) Management’s Report on Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting and the report of our independent registered public accounting firm on our internal control over financial reporting, which appear on the following pages, are incorporated herein by this reference.

(c) Changes in Internal Control over Financial Reporting. There have been no significant changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PEREGRINE PHARMACEUTICALS, INC.

MANAGEMENT’S REPORT ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. The Company’s internal control over financial reporting is a process designed, as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

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

Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2016.

Ernst & Young LLP, the independent registered public accounting firm that audited the company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting which appears on the following page.

By:	/s/ Steven W. King	By:	/s/ Paul J. Lytle
	Steven W. King		Paul J. Lytle
	President and Chief Executive Officer		Chief Financial Officer

July 14, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Peregrine Pharmaceuticals, Inc.

We have audited Peregrine Pharmaceuticals, Inc.’s internal control over financial reporting as of April 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Peregrine Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Peregrine Pharmaceuticals, Inc.’s Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Peregrine Pharmaceuticals, Inc., maintained, in all material respects, effective internal control over financial reporting as of April 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Peregrine Pharmaceuticals, Inc. as of April 30, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended April 30, 2016 of Peregrine Pharmaceuticals Inc., and our report dated July 14, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

July 14, 2016

PART III

Item 10. Directors, Executive Officers And Corporate Governance

The information required by this Item regarding our directors, executive officers and committees of our board of directors is incorporated by reference to the information set forth under the captions “Election of Directors,” “Executive Compensation” and “Corporate Governance” in our 2016 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2016 (the “2016 Definitive Proxy Statement”).

Information required by this Item regarding Section 16(a) reporting compliance is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2016 Definitive Proxy Statement.

Information required by this Item regarding our code of ethics is incorporated by reference to the information set forth under the caption “Corporate Governance” in our 2016 Definitive Proxy Statement.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information set forth under the captions “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” in our 2016 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2016.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Other than as set forth below, the information required by this Item is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners, Directors and Management” in our 2016 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2016.

Equity Compensation Plan Information

We currently maintain six equity compensation plans: the 2002 Stock Incentive Plan (the “2002 Plan”), the 2003 Stock Incentive Plan (the “2003 Plan”), the 2005 Stock Incentive Plan (the “2005 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”), the 2010 Stock Incentive Plan (the “2010 Plan”) and the 2011 Stock Incentive Plan, as amended on October 15, 2015 (the “2011 Plan”), in addition to which we maintain our Employee Stock Purchase Plan. The 2003 Plan, 2005 Plan, 2009 Plan, 2010 Plan and 2011 Plan, as well as the Employee Stock Purchase Plan, were approved by our stockholders, while we did not submit the 2002 Plan for stockholder approval.

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

The following table sets forth certain information as of April 30, 2016 concerning our common stock that may be issued upon the exercise of options or pursuant to purchases of stock under all of our equity compensation plans approved by stockholders and equity compensation plans not approved by stockholders in effect as of April 30, 2016:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($/share)		(c) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	23,520,815		1.48		15,809,904
Equity compensation plans not approved by stockholders	230,446	(1)	2.07		–
Employee Stock Purchase Plan approved by stockholders	–		–		1,408,659
Total	23,751,261	(2)	1.48	(3)	17,218,563

__________

(1)	Includes 35,908 options granted in a previous fiscal year to one of our named executive officers.
(2)	Represents shares to be issued upon the exercise of outstanding options. There were no shares of common stock subject to restricted stock awards as of April 30, 2016.
(3)	Represents the weighted-average exercise price of outstanding options.

Item 13. Certain Relationships And Related Transactions, And Director Independence

The information required by this Item is incorporated by reference to the information set forth under the captions “Certain Relationships and Related Transactions,” “Director Independence” and “Compensation Committee Interlocks and Insider Participation” in our 2016 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2016.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the information set forth under the caption “Independent Registered Public Accounting Firm Fees” in our 2016 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2016.

PART IV

Item 15. Exhibits And Financial Statement Schedules

(a) (1) Consolidated Financial Statements

Index to consolidated financial statements filed as part of this Form 10-K:

(2) Financial Statement Schedules

The following schedule is filed as part of this Form 10-K:

Schedule II - Valuation of Qualifying Accounts for each of the three years in the period ended April 30, 2016	F-36

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3) Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of Peregrine Pharmaceuticals, Inc., a Delaware corporation, as amended through October 15, 2015 (Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on December 10, 2015).
3.2	Amended and Restated Bylaws of Peregrine Pharmaceuticals, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K as filed with the Commission on November 14, 2014).
4.1	Form of Certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to Registrant’s Annual Report on Form 10-K for the year end April 30, 1988).
4.2	Form of Non-qualified Stock Option Agreement by and between Registrant, Director and certain consultants dated December 22, 1999 (Incorporated by reference to Exhibit 4.16 to Registrant’s Registration Statement on Form S-3 (File No. 333-40716)). *
4.3	Peregrine Pharmaceuticals, Inc. 2002 Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 4.17 to Registrant’s Registration Statement on Form S-8 (File No. 333-106385)). *
4.4	Form of 2002 Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 4.18 to Registrant’s Registration Statement on Form S-8 (File No. 333-106385)). *
4.5	Amended and Restated Rights Agreement, dated March 16, 2016, between Peregrine Pharmaceuticals, Inc. and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K as filed with the Commission on March 17, 2016).
4.6	2003 Stock Incentive Plan Non-qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.95 to Registrant’s Registration Statement on Form S-8 (File No. 333-121334)). *
4.7	2003 Stock Incentive Plan Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.96 to Registrant’s Registration Statement on Form S-8 (File No. 333-121334)). *
4.8	Form of Incentive Stock Option Agreement for 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.98 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 28, 2005). *
4.9	Form of Non-Qualified Stock Option Agreement for 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.99 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 28, 2005). *
4.10	Peregrine Pharmaceuticals, Inc., 2005 Stock Incentive Plan (Incorporated by reference to Exhibit B to Registrant’s Definitive Proxy Statement filed with the Commission on August 29, 2005). *
4.11	Form of Incentive Stock Option Agreement for 2009 Stock Incentive Plan (Incorporated by reference to Exhibit 4.14 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 27, 2009). *
4.12	Form of Non-Qualified Stock Option Agreement for 2009 Stock Incentive Plan (Incorporated by reference to Exhibit 4.15 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 27, 2009). *
4.13	Form of Restricted Stock Issuance Agreement dated February 1, 2010 (Incorporated by reference to Exhibit 4.15 to Registrant’s Annual Report on Form 10-K as filed with the Commission on July 14, 2011). *
4.14	2010 Stock Incentive Plan (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement filed with the Commission on August 27, 2010). *
4.15	Form of Stock Option Award Agreement under 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 4.17 to Registrant’s Registration Statement on Form S-8 (File No. 333-171067)). *
4.16	2010 Employee Stock Purchase Plan (Incorporated by reference to Exhibit B to Registrant’s Definitive Proxy Statement filed with the Commission on August 27, 2010). *
4.17	2011 Stock Incentive Plan (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement filed with the Commission on August 26, 2011). *
4.18	Form of Stock Option Award Agreement under 2011 Stock Incentive Plan (Incorporated by reference to Exhibit 4.20 to Registrant’s Registration Statement on Form S-8 (File No. 333-178452)). *
4.19	First Amendment to the Peregrine Pharmaceuticals, Inc., 2011 Stock Incentive Plan (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement filed with the Commission on August 27, 2012). *
4.20	Second Amendment to the Peregrine Pharmaceuticals, Inc. 2011 Stock Incentive Plan (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement filed with the Commission on August 26, 2013). *

Exhibit Number	Description
4.21	First Amendment to the Peregrine Pharmaceuticals, Inc., 2005 Stock Incentive Plan dated April 24, 2015. *
4.22	First Amendment to the Peregrine Pharmaceuticals, Inc. 2009 Stock Incentive Plan dated April 24, 2015. *
4.23	Third Amendment to the Peregrine Pharmaceuticals, Inc. 2011 Stock Incentive Plan dated April 24, 2015. *
4.24	Form of Amendment to Non-Qualified Stock Option Agreement Under the Peregrine Pharmaceuticals, Inc., 2005 Stock Incentive Plan related to Non-Employee Director stock option awards. *
4.25	Form of Amendment to Non-Qualified Stock Option Agreement Under the Peregrine Pharmaceuticals, Inc., 2009 Stock Incentive Plan related to Non-Employee Director stock option awards. *
4.26	Form of Amendment to Stock Option Award Agreement Under the Peregrine Pharmaceuticals, Inc., 2011 Stock Incentive Plan related to Non-Employee Director stock option awards. *
10.1	Lease and Agreement of Lease between TNCA, LLC, as Landlord, and Techniclone Corporation, as Tenant, dated as of December 24, 1998 (Incorporated by reference to Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on March 12, 1999).
10.2	First Amendment to Lease and Agreement of Lease between TNCA, LLC, as Landlord, and Peregrine Pharmaceuticals, Inc., as Tenant, dated December 22, 2005 (Incorporated by reference to Exhibit 99.1 and 99.2 to Registrant’s Current Report on Form 8-K as filed with the Commission on December 23, 2005).
10.3	Exclusive Patent License Agreement between The University of Texas System and Peregrine Pharmaceuticals, Inc., effective as of August 18, 2005 (Incorporated by reference to Exhibit 10.17 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **
10.4	Amendment No. 1 to Exclusive Patent License Agreement between The University of Texas System and Peregrine Pharmaceuticals, Inc., dated June 1, 2009 (Incorporated by reference to Exhibit 10.18 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **
10.5	Exclusive Patent License Agreement between The University of Texas System and Peregrine Pharmaceuticals, Inc., effective as of August 1, 2001 (Incorporated by reference to Exhibit 10.19 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **
10.6	Amendment No. 1 to Exclusive Patent License agreement between The University of Texas System and Peregrine Pharmaceuticals, Inc., dated June 1, 2009 (Incorporated by reference to Exhibit 10.20 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **
10.7	Non-Exclusive Cabilly Patent License Agreement between Genentech, Inc. and Peregrine Pharmaceuticals, Inc., effective as of November 5, 2003 (Incorporated by reference to Exhibit 10.21 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **
10.8	Commercial License Agreement between Avanir Pharmaceuticals, Inc. and Peregrine Pharmaceuticals, Inc., dated December 1, 2003 (Incorporated by reference to Exhibit 10.22 to Registrant’s Current Report on Form 8-K as filed with the Commission on
April 14, 2010). **
10.9	License Agreement between Lonza Biologics PLC and Peregrine Pharmaceuticals, Inc., dated March 1, 2005 (Incorporated by reference to Exhibit 10.24 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **
10.10	License Agreement between Stason Pharmaceuticals, Inc. and Peregrine Pharmaceuticals, Inc., dated May 3, 2010 (Incorporated by reference to Exhibit 10.26 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on September 9, 2010). **
10.11	Assignment Agreement between Stason Pharmaceuticals, Inc. and Peregrine Pharmaceuticals, Inc., dated May 3, 2010 (Incorporated by reference to Exhibit 10.27 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on September 9, 2010). **
10.12	Annual Bonus Plan for Executive Officers adopted July 12, 2011(Incorporated by reference to Exhibit 10.29 to Registrant’s Annual Report on Form 10-K as filed with the Commission on July 14, 2011). *
10.13	Warrant to Purchase Stock issued to Oxford Finance LLC, dated August 30, 2012 (Incorporated by reference to Exhibit 10.29 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on December 10, 2012).
10.14	Warrant to Purchase Stock issued to Midcap Financial SBIC LP, dated August 30, 2012 (Incorporated by reference to Exhibit 10.30 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on December 10, 2012).
10.15	Warrant to Purchase Stock issued to Silicon Valley Bank, dated August 30, 2012 (Incorporated by reference to Exhibit 10.31 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on December 10, 2012).
10.16	Amended and Restated Employment Agreement by and between Peregrine Pharmaceuticals, Inc. and Steven W. King, effective December 27, 2012 (Incorporated by reference to Exhibit 10.34 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on March 12, 2013). *
10.17	Amended and Restated Employment Agreement by and between Peregrine Pharmaceuticals, Inc. and Paul J. Lytle, effective December 27, 2012 (Incorporated by reference to Exhibit 10.35 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on March 12, 2013). *

Exhibit Number	Description
10.18	Amended and Restated Employment Agreement by and between Peregrine Pharmaceuticals, Inc. and Shelley P.M. Fussey, Ph.D., effective December 27, 2012 (Incorporated by reference to Exhibit 10.36 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on March 12, 2013). *
10.19	Amended and Restated Employment Agreement by and between Peregrine Pharmaceuticals, Inc. and Joseph Shan, effective December 27, 2012 (Incorporated by reference to Exhibit 10.37 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on March 12, 2013). *
10.20	Amended and Restated Employment Agreement by and between Peregrine Pharmaceuticals, Inc. and Mark R. Ziebell, effective December 27, 2012 (Incorporated by reference to Exhibit 10.38 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on March 12, 2013). *
10.21	At Market Issuance Sales Agreement, dated June 13, 2014, by and between Peregrine Pharmaceuticals, Inc. and MLV & Co. LLC (Incorporated by reference to Exhibit 10.28 to Registrant’s Current Report on Form 8-K as filed with the Commission on June 16, 2014).
10.22	At Market Issuance Sales Agreement, dated June 13, 2014, by and between Peregrine Pharmaceuticals, Inc. and MLV & Co. LLC (Incorporated by reference to Exhibit 10.29 to Registrant’s Current Report on Form 8-K as filed with the Commission on June 16, 2014).
10.23	Amendment No. 1, dated April 13, 2015, to At Market Issuance Sales Agreement, dated June 13, 2014, between Peregrine Pharmaceuticals, Inc. and MLV & Co. LLC (Incorporated by reference to Exhibit 10.27 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 13, 2015).
10.24	At Market Issuance Sales Agreement, dated August 7, 2015, by and between Peregrine Pharmaceuticals, Inc. and MLV & Co. LLC (Incorporated by reference to Exhibit 10.26 to Registrant’s Current Report on Form 8-K as filed with the Commission on August 7, 2015).
10.25	Equity Distribution Agreement, dated August 7, 2015, by and between Peregrine Pharmaceuticals, Inc. and Noble International Investments, Inc., doing business as Noble Life Science Partners, a division of Noble Financial Capital Markets (Incorporated by reference to Exhibit 10.26 to Registrant’s Current Report on Form 8-K as filed with the Commission on August 7, 2015).
10.26	Common Stock Purchase Agreement dated October 30, 2015, by and between Peregrine Pharmaceuticals, Inc. and Eastern Capital Limited (Incorporated by reference to Exhibit 10.28 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 30, 2015).
21	Subsidiaries of Registrant. ***
23.1	Consent of Independent Registered Public Accounting Firm. ***
24	Power of Attorney (included on signature page of Annual Report). ***
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended. ***
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended. ***
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350. ***
101.INS	XBRL Taxonomy Extension Instance Document. ***
101.SCH	XBRL Taxonomy Extension Schema Document. ***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ***
101.PRE	XBRL Presentation Extension Linkbase Document. ***
_______________________________
* ** ***	This Exhibit is a management contract or a compensation plan or arrangement. Portions omitted pursuant to a request of confidentiality filed separately with the SEC. Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEREGRINE PHARMACEUTICALS, INC.

Dated: July 14, 2016	By:	/s/ Steven W. King
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Steven W. King Steven W. King	President and Chief Executive Officer (Principal Executive Officer), and Director	July 14, 2016

/s/ Paul J. Lytle Paul J. Lytle	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	July 14, 2016

/s/ Carlton M. Johnson Carlton M. Johnson	Director	July 14, 2016

/s/ David H. Pohl David H. Pohl	Director	July 14, 2016

/s/ Eric S. Swartz Eric S. Swartz	Director	July 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Peregrine Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Peregrine Pharmaceuticals, Inc. as of April 30, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended April 30, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peregrine Pharmaceuticals, Inc. at April 30, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Peregrine Pharmaceuticals, Inc.’s internal control over financial reporting as of April 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated July 14, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine California

July 14, 2016

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2016 AND 2015

	2016	2015
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$61,412,000	$68,001,000
Trade and other receivables, net	2,859,000	3,813,000
Inventories	16,186,000	7,354,000
Prepaid expenses and other current assets, net	1,351,000	1,355,000

Total current assets	81,808,000	80,523,000

PROPERTY AND EQUIPMENT:
Leasehold improvements	19,610,000	1,538,000
Laboratory equipment	10,257,000	5,965,000
Furniture, fixtures, office equipment and software	4,045,000	3,991,000
Construction-in-progress	–	11,819,000

	33,912,000	23,313,000
Less accumulated depreciation and amortization	(9,610,000)	(8,189,000)

Property and equipment, net	24,302,000	15,124,000

Restricted cash	600,000	–
Other assets	2,333,000	1,817,000

TOTAL ASSETS	$109,043,000	$97,464,000

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2016 AND 2015 (continued)

	2016	2015
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,429,000	$10,385,000
Accrued clinical trial and related fees	7,594,000	3,910,000
Accrued payroll and related costs	5,821,000	4,606,000
Deferred revenue	10,030,000	6,630,000
Customer deposits	24,212,000	11,363,000
Other current liabilities	1,488,000	437,000

Total current liabilities	57,574,000	37,331,000

Deferred rent, less current portion	1,395,000	1,098,000

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock - $.001 par value; authorized 5,000,000 shares; issued and outstanding - 1,577,440 and 1,574,764, respectively	2,000	2,000
Common stock - $.001 par value; authorized 500,000,000 shares; issued and outstanding - 236,930,485 and 193,346,627, respectively	237,000	193,000
Additional paid-in-capital	559,111,000	512,464,000
Accumulated deficit	(509,276,000)	(453,624,000)

Total stockholders' equity	50,074,000	59,035,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$109,043,000	$97,464,000

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2016

	2016	2015	2014

REVENUES:
Contract manufacturing revenue	$44,357,000	$26,744,000	$22,294,000
License revenue	329,000	37,000	107,000

Total revenues	44,686,000	26,781,000	22,401,000

COSTS AND EXPENSES:
Cost of contract manufacturing	22,966,000	15,593,000	13,110,000
Research and development	59,529,000	42,996,000	27,723,000
Selling, general and administrative	18,551,000	18,691,000	17,274,000

Total costs and expenses	101,046,000	77,280,000	58,107,000

LOSS FROM OPERATIONS	(56,360,000)	(50,499,000)	(35,706,000)

OTHER INCOME (EXPENSE):
Interest and other income	722,000	142,000	349,000
Interest and other expense	(14,000)	(1,000)	(5,000)

NET LOSS	$(55,652,000)	$(50,358,000)	$(35,362,000)

COMPREHENSIVE LOSS	$(55,652,000)	$(50,358,000)	$(35,362,000)

Series E preferred stock accumulated dividends	(4,484,000)	(3,696,000)	(401,000)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(60,136,000)	$(54,054,000)	$(35,763,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	216,265,620	182,558,332	161,579,649
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.28)	$(0.30)	$(0.22)

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2016

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCES, April 30, 2013	–	$–	143,768,946	$143,000	$391,521,000	$(367,904,000)	$23,760,000
Series E preferred stock issued for cash under February 11, 2014 Offering, net of issuance costs of $1,458,000	775,000	1,000	–	–	17,916,000	–	17,917,000
Series E preferred stock dividends	–	–	–	–	(232,000)	–	(232,000)
Common stock issued for cash under December 27, 2012 Financing, net of issuance costs of $1,504,000	–	–	33,527,369	34,000	53,886,000	–	53,920,000
Common stock issued under Employee Stock Purchase Plan	–	–	498,050	1,000	544,000	–	545,000
Common stock issued upon exercise of options	–	–	976,799	1,000	943,000	–	944,000
Common stock issued under restricted stock awards	–	–	100,000	–	–	–	–
Share-based compensation	–	–	–	–	6,207,000	–	6,207,000
Net loss	–	–	–	–	–	(35,362,000)	(35,362,000)
BALANCES, April 30, 2014	775,000	1,000	178,871,164	179,000	470,785,000	(403,266,000)	67,699,000
Series E preferred stock issued for cash under June 13, 2014 Financing, net of issuance costs of $1,002,000	799,764	1,000	–	–	18,202,000	–	18,203,000
Series E preferred stock dividends	–	–	–	–	(3,352,000)	–	(3,352,000)
Common stock issued for cash under December 27, 2012 Financing, net of issuance costs of $161,000	–	–	3,983,360	4,000	6,039,000	–	6,043,000
Common stock issued for cash under June 13, 2014 Financing, net of issuance costs of $352,000	–	–	9,681,757	10,000	13,182,000	–	13,192,000
Common stock issued under Employee Stock Purchase Plan	–	–	497,453	–	608,000	–	608,000
Common stock issued upon exercise of options	–	–	312,893	–	298,000	–	298,000
Share-based compensation	–	–	–	–	6,702,000	–	6,702,000
Net loss	–	–	–	–	–	(50,358,000)	(50,358,000)
BALANCES, April 30, 2015	1,574,764	2,000	193,346,627	193,000	512,464,000	(453,624,000)	59,035,000
Series E preferred stock issued for cash under June 13, 2014 Financing, net of issuance costs of $1,000	2,676	–	–	–	59,000	–	59,000
Series E preferred stock dividends	–	–	–	–	(4,139,000)	–	(4,139,000)
Common stock issued for cash under June 13, 2014 Financing, net of issuance costs of $311,000	–	–	8,629,738	9,000	11,136,000	–	11,145,000
Common stock issued for cash under August 7, 2015 Financing, net of issuance costs of $190,000	–	–	6,751,651	7,000	7,250,000	–	7,257,000
Common stock issued for cash under August 7, 2015 Financing, net of issuance costs of $175,000	–	–	8,472,288	8,000	6,786,000	–	6,794,000
Common stock issued for cash under October 30, 2015 Financing, net of issuance costs of $1,000	–	–	18,518,518	19,000	19,980,000	–	19,999,000
Common stock issued under Employee Stock Purchase Plan	–	–	1,034,397	1,000	539,000	–	540,000
Common stock issued upon exercise of options	–	–	177,266	–	138,000	–	138,000
Share-based compensation	–	–	–	–	4,898,000	–	4,898,000
Net loss	–	–	–	–	–	(55,652,000)	(55,652,000)
BALANCES, April 30, 2016	1,577,440	$2,000	236,930,485	$237,000	$559,111,000	$(509,276,000)	$50,074,000

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2016

	2016	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,652,000)	$(50,358,000)	$(35,362,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	4,898,000	6,702,000	6,207,000
Depreciation and amortization	1,535,000	1,041,000	986,000
Loss on disposal of property and equipment	14,000	2,000	4,000
Changes in operating assets and liabilities:
Trade and other receivables, net	954,000	(2,481,000)	330,000
Inventories	(8,832,000)	(1,824,000)	(1,191,000)
Prepaid expenses and other current assets, net	4,000	64,000	(710,000)
Restricted cash	(600,000)	–	–
Other non-current assets	(325,000)	12,000	(94,000)
Accounts payable	(3,521,000)	3,278,000	(391,000)
Accrued clinical trial and related fees	3,684,000	(523,000)	3,503,000
Accrued payroll and related costs	1,215,000	769,000	255,000
Deferred revenue	3,400,000	1,097,000	1,070,000
Customer deposits	12,849,000	5,603,000	(2,299,000)
Other accrued expenses and current liabilities	1,051,000	(52,000)	(464,000)
Deferred rent, less current portion	(265,000)	651,000	(98,000)
Net cash used in operating activities	(39,591,000)	(36,019,000)	(28,254,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquisitions	(9,324,000)	(9,047,000)	(755,000)
Decrease (Increase) in other assets	533,000	598,000	(1,767,000)
Net cash used in investing activities	(8,791,000)	(8,449,000)	(2,522,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $677,000, $513,000, and $1,504,000, respectively	45,195,000	19,235,000	53,920,000
Proceeds from issuance of Series E preferred stock, net of issuance costs of $1,000, $1,002,000 and $1,458,000, respectively	59,000	18,203,000	17,917,000
Proceeds from issuance of common stock under Employee Stock Purchase Plan	540,000	608,000	545,000
Proceeds from exercise of stock options	138,000	298,000	944,000
Dividends paid on preferred stock	(4,139,000)	(3,352,000)	(232,000)
Principal payments on capital leases	–	(13,000)	(32,000)
Net cash provided by financing activities	41,793,000	34,979,000	73,062,000

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2016 (continued)

	2016	2015	2014
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(6,589,000)	$(9,489,000)	$42,286,000

CASH AND CASH EQUIVALENTS, beginning of period	68,001,000	77,490,000	35,204,000

CASH AND CASH EQUIVALENTS, end of period	$61,412,000	$68,001,000	$77,490,000

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$–	$–	$1,000

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Accounts payable and other liabilities for purchase of property and equipment	$1,565,000	$4,673,000	$4,000
Lease incentives	$562,000	$100,000	$–

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2016

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

Business Description – We are a biopharmaceutical company committed to improving the lives of patients by manufacturing pharmaceutical products through, Avid, our contract development and manufacturing organization (“CDMO”) and through advancing and licensing our novel, development-stage immunotherapy products.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying consolidated financial statements include the accounts of Peregrine and its wholly-owned subsidiary, Avid. All intercompany balances and transactions have been eliminated.

Use of Estimates - The preparation of our financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.

Liquidity and Financial Condition - At April 30, 2016, we had $61,412,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect negative cash flows from operations to continue for at least the next two fiscal years before we believe we can generate sufficient revenue from Avid’s contract manufacturing services to achieve profitability. Therefore, unless and until we are able to generate sufficient revenue from Avid’s contract manufacturing services or from the sale or licensing of our product candidates under development, we expect such losses to continue for at least the next two fiscal years.

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

Historically, we have funded a significant portion of our operations through the issuance of equity. During fiscal year 2016, we raised $45,872,000 in aggregate gross proceeds from the sale of shares of our common stock (Note 5). Subsequent to April 30, 2016 and through July 14, 2016, we raised an additional $2,169,000 in aggregate gross proceeds from the sale of shares of our common stock (Note 12). As of July 14, 2016, $112,445,000 remained available to us under our two effective shelf registration statements, which allows us from time to time to offer and sell shares of our common stock or preferred stock, in one or more offerings, either individually or in combination.

Our ability to raise additional capital in the equity markets to fund our obligations in future periods is dependent on a number of factors, including, but not limited to, the market demand for our common stock or 10.5% Series E Convertible Preferred Stock (the “Series E Preferred Stock”). The market demand or liquidity of our common stock and/or Series E Preferred Stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse financial results, and negative research and development results.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2016 (continued)

Although it is difficult to predict all of our future liquidity requirements, we believe that our cash and cash equivalents as of April 30, 2016 combined with the additional proceeds raised subsequent to April 30, 2016 and through July 14, 2016, and the projected cash receipts from manufacturing services will be sufficient to fund our operations through at least the next twelve months, which estimate assumes we raise no additional capital from the capital markets or other potential sources.

If we are unable to either (i) raise sufficient capital in the equity markets, (ii) generate additional revenue from Avid, or (iii) license or partner our products in development, or any combination thereof, we may need to delay, scale back, or eliminate some or all our research and development efforts, or restructure our operations, which may include delaying the expansion of our contract manufacturing business. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

Cash and Cash Equivalents - We consider all liquid, short-term investments with an initial maturity of three months or less to be cash equivalents.

Restricted Cash - Under the terms of two separate operating leases related to our facilities, we are required to maintain, as collateral, letters of credit during the terms of such leases (Note 3). At April 30, 2016, restricted cash of $600,000, in aggregate, was pledged as collateral for the letters of credit.

Trade and Other Receivables - Trade receivables are recorded at the invoiced amount net of an allowance for doubtful accounts, if necessary. Other receivables are reported at amounts expected to be collected net of an allowance for doubtful accounts, if necessary. Trade and other receivables, net, at April 30, consist of the following:

	2016	2015
Trade receivables(1)	$2,494,000	$3,423,000
Other receivables, net	365,000	390,000
Trade and other receivables, net	$2,859,000	$3,813,000

___________________ (1) Represents amounts billed for contract manufacturing services provided by Avid.

Allowance for Doubtful Accounts - We continually monitor our allowance for doubtful accounts for all receivables. We apply judgment in assessing the ultimate realization of our receivables and we estimate an allowance for doubtful accounts based on various factors, such as, the aging of accounts receivable balances, historical experience, and the financial condition of our customers. Based on our analysis of our receivables as of April 30, 2016 and 2015, we determined an allowance for doubtful accounts of nil and $5,000, respectively, was necessary with respect to our other receivables, and no allowance was necessary with respect to our trade receivables.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2016 (continued)

Inventories - Inventories are recorded at the lower of cost or market (net realizable value) and primarily include raw materials, direct labor and overhead costs (work-in-process) associated with our wholly-owned subsidiary, Avid. Cost is determined by the first-in, first-out method. Inventories consist of the following at April 30,:

	2016	2015
Raw materials	$10,911,000	$3,821,000
Work-in-process	5,275,000	3,533,000
Total inventories	$16,186,000	$7,354,000

Property and Equipment, net - Property and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related asset, generally ranging from three to ten years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Construction-in-progress represents expenditures related to a new manufacturing facility we constructed to support the anticipated growth of our contract manufacturing business while also providing sufficient capacity to support our internal development efforts. The construction of the manufacturing facility was completed and placed into service during fiscal year 2016, and, accordingly, the construction costs were transferred from construction-in-progress to leasehold improvements and equipment. No interest was incurred or capitalized as construction-in-progress and depreciation was not recorded until the asset was placed into service.

Concentrations of Credit Risk and Customer Base - Financial instruments that potentially subject us to a significant concentration of credit risk consist of cash and cash equivalents, restricted cash and trade receivables. We maintain our cash and restricted cash balances primarily with one major commercial bank and our deposits held with the bank exceed the amount of government insurance limits provided on our deposits. We are exposed to credit risk in the event of default by the major commercial bank holding our cash and restricted cash balances to the extent of the cash and restricted cash amounts recorded on the accompanying consolidated balance sheet.

Our trade receivables from amounts billed for contract manufacturing services provided by Avid have historically been derived from a small customer base. Most contracts require up-front payments and installment payments during the service period. We perform periodic evaluations of the financial condition of our customers and generally do not require collateral, but we can terminate any contract if a material default occurs. Approximately 98% of our trade receivables balance as of April 30, 2016 (Note 2) represents amounts due from four customers. Approximately 97% of our trade receivables balance as of April 30, 2015 (Note 2) represents amounts due from two customers.

In addition, contract manufacturing revenue generated by Avid has historically been derived from a small customer base (Note 10). These customers typically do not enter into long-term contracts because their need for drug supply depends on a variety of factors, including the drug’s stage of development, their financial resources, and, with respect to commercial drugs, demand for the drug in the market. Our future results of operations could be adversely affected if revenue from any one of our primary customers is significantly reduced or eliminated.

Comprehensive Loss - Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss is equal to our net loss for all periods presented.

Impairment - Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. Long-lived assets are reported at the lower of carrying amount or fair value less cost to sell. For the fiscal years ended April 30, 2016 and 2015, there was no impairment of the value of our long-lived assets.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2016 (continued)

Fair Value of Financial Instruments - The carrying amounts in the accompanying consolidated balance sheet for cash and cash equivalents, restricted cash, trade and other receivables, accounts payable and accrued liabilities approximate their fair values due to their short-term maturities.

Fair Value Measurements - Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance prioritizes the inputs used in measuring fair value into the following hierarchy:

•	Level 1 – Observable inputs, such as unadjusted quoted prices in active markets for identical assets or liabilities.
•	Level 2 – Observable inputs other than quoted prices included in Level 1, such as assets or liabilities whose values are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.
•	Level 3 – Unobservable inputs that are supported by little or no market activity and significant to the overall fair value measurement of the assets or liabilities; therefore, requiring the company to develop its own valuation techniques and assumptions.

As of April 30, 2016 and 2015, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash equivalents, which are primarily invested in money market funds with one major commercial bank, are carried at fair value based on quoted market prices for identical securities (Level 1 input).

Customer Deposits - Customer deposits primarily represents advance billings and/or payments received from Avid’s third-party customers prior to the initiation of contract manufacturing services.

Deferred Rent - Rent expense is recorded on a straight-line basis over the initial term of our operating lease agreements and the difference between rent expense and the amounts paid is recorded as a deferred rent liability. Incentives granted under our operating leases, including tenant improvements and landlord-funded lease incentives, are recorded as a deferred rent liability, which is amortized as a reduction to rent expense over the term of the operating lease (Note 3).

Revenue Recognition - We currently derive revenue from the following two sources: (i) contract manufacturing services provided by Avid, and (ii) licensing revenue related to agreements associated with Peregrine’s technologies under development.

We recognize revenue in accordance with the authoritative guidance for revenue recognition when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery (or passage of title) has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured. We also comply with the authoritative guidance for revenue recognition regarding arrangements with multiple elements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2016 (continued)

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

Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue or customer deposits in the accompanying consolidated financial statements. We also record a provision for estimated contract losses, if any, in the period in which they are determined.

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

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2016 (continued)

We recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is substantive in its entirety. A milestone is considered substantive when it meets all of the following criteria:

•	The consideration is commensurate with either the entity’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone;

•	The consideration relates solely to past performance; and

•	The consideration is reasonable relative to all of the deliverables and payment terms within the arrangement.

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

Clinical trial costs are a significant component of our research and development expenses. We have a history of contracting with third parties that perform various clinical trial activities on our behalf in the ongoing development of our product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flow. Expenses related to clinical trials are accrued based on our estimates and/or representations from third parties (including clinical research organizations) regarding services performed. If the contracted amounts are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), we modify our accruals accordingly on a prospective basis. Revisions in the scope of a contract are charged to expense in the period in which the facts that give rise to the revision become reasonably certain. There were no material adjustments for a change in estimate to research and development expenses in the accompanying consolidated financial statements in any of the three years ended April 30, 2016.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2016 (continued)

In addition, under certain in-licensing agreements associated with the research and development of our product candidates, we are obligated to pay certain milestone payments based on potential clinical development and regulatory milestones (Note 4). These milestone payments have no alternative future uses (in other research and development projects or otherwise) and therefore have no separate economic values and are expensed as research and development costs at the time the costs are incurred. We have no in-licensed product candidates that have alternative future uses in research and development projects or otherwise.

Share-based Compensation - We account for stock options and other share-based awards granted under our equity compensation plans in accordance with the authoritative guidance for share-based compensation. The estimated fair value of share-based payments to employees in exchange for services is measured at the grant date, using a fair value based method, such as a Black-Scholes option valuation model, and is recognized as expense on a straight-line basis over the requisite service periods. The fair value of modifications to share-based awards, if any, is generally estimated using a Black-Scholes option valuation model, unless a lattice model is required. Share-based compensation expense recognized during the period is based on the value of the portion of the share-based payment that is ultimately expected to vest during the period. As of April 30, 2016, there were no outstanding share-based awards with market or performance conditions.

Periodically, we grant stock options and other share-based awards to non-employee consultants, which we account for in accordance with the authoritative guidance for share-based compensation. The cost of non-employee services received in exchange for share-based awards are measured based on either the fair value of the consideration received or the fair value of the share-based award issued, whichever is more reliably measurable. In addition, guidance requires share-based compensation related to unvested options and awards issued to non-employees to be recalculated at the end of each reporting period based upon the fair market value on that date until the share-based award has vested, and any cumulative catch-up adjustment to share-based compensation resulting from the re-measurement is recognized in the current period (Note 6).

Income Taxes - We utilize the liability method of accounting for income taxes in accordance with authoritative guidance for accounting for income taxes. Under the liability method, deferred taxes are determined based on the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized (Note 8). In addition, we recognize the impact of an uncertain tax position only when it is more likely than not the tax position will be sustained upon examination by the tax authorities. We are also required to file federal, state and foreign income tax returns in various jurisdictions. The preparation of these returns requires us to interpret the applicable tax laws in effect in such jurisdictions, which could affect the amount paid by us.

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

The potential dilutive effect of stock options, shares of common stock expected to be issued under our ESPP, and warrants outstanding during the period was calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. The potential dilutive effect of Series E Preferred Stock outstanding during the period was calculated using the if-converted method assuming the conversion of Series E Preferred Stock as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. However, because the impact of stock options, shares of common stock expected to be issued under our ESPP, warrants, and Series E Preferred Stock are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per common share amounts for the three years ended April 30, 2016.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2016 (continued)

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of the following weighted average outstanding stock options, shares of common stock expected to be issued under our ESPP, and warrants since their impact are anti-dilutive during periods of net loss, resulting in an anti-dilutive effect as of April 30,:

	2016	2015	2014
Stock options	1,764,684	3,833,193	4,576,112
ESPP	265,029	46,992	72,896
Warrants	–	–	3,802
Total	2,029,713	3,880,185	4,652,810

The calculation of weighted average diluted shares outstanding also excludes the following weighted average outstanding stock options, warrants, and Series E Preferred Stock (assuming the if-converted method), as their exercise prices or conversion price were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect as of April 30,:

	2016	2015	2014
Stock options	19,186,454	8,471,005	5,151,523
Warrants	273,280	273,280	273,280
Series E Preferred Stock	13,251,849	9,879,531	1,253,452
Total	32,711,583	18,623,816	6,678,255

Subsequent to April 30, 2016 and through July 14, 2016, we granted an aggregate of 6,412,057 stock options under a broad based annual grant for fiscal year 2017 (Note 12) and sold an aggregate of 4,526,236 shares of our common stock (Note 12), which are not included in the calculation of basic and dilutive net loss per common share for the year ended April 30, 2016.

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

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2016 (continued)

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2016 (continued)

In March 2016, FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). ASU No. 2016-09 changes certain aspects of accounting for share-based payments to employees and involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Specifically, ASU No. 2016-09 requires that all income tax effects of share-based awards be recognized as income tax expense or benefit in the reporting period in which they occur. Additionally, ASU No. 2016-09 amends existing guidance to allow forfeitures of share-based awards to be recognized as they occur. Previous guidance required that share-based compensation expense include an estimate of forfeitures. ASU No. 2016-09 is effective for annual and interim periods beginning after December 15, 2016, which will be our fiscal year beginning May 1, 2017. Early adoption is permitted. We are currently evaluating the impact the adoption of ASU No. 2016-09 will have on our consolidated financial statements and related disclosures.

3.	COMMITMENTS AND CONTINGENCIES

Operating Leases – Our corporate offices, research and development, and manufacturing facilities are all located in close proximity in Tustin, California. We currently lease an aggregate of approximately 152,000 square feet of office, warehouse, research and manufacturing space in six buildings under five separate lease agreements, as summarized in the following table:

Lease Execution Date	Approximate Square Footage Leased	# of Buildings Occupied	Initial Lease Term Expiration Date	# of Options to Extend Lease	Extended Lease Term Expiration Date(1)
December 1998	48,000	2	12/31/17	2	12/31/27
May 2010	13,000	1	12/31/17	1	12/31/22
July 2014	40,000	1	7/31/21	2	7/31/31
April 2016	26,000	1	8/31/23	2	8/31/35
April 2016	25,000	1	8/31/23	2	8/31/35

______________
(1)	Extended lease term expiration date assumes we execute all available option(s) to extend lease in accordance with the terms of the lease agreement.

The following represents additional information for each of the lease agreements included in the above table:

In December 1998, we entered into our first lease agreement (the “First Lease”) with an original lease term of 12 years with two 5-year renewal options and includes scheduled rental increases of approximately 3% every two years. In December 2005, we entered into an amendment with the landlord and extended the original lease term for seven additional years to expire on December 31, 2017, while maintaining our two 5-year renewal options that could extend our lease to December 31, 2027.

In May 2010, we entered into a second lease agreement (the “Second Lease”) to lease additional office and research space. The Second Lease includes a 5-year option to extend the lease to December 31, 2022 and includes annual scheduled rental increases of $0.05 per square foot per year. The Second Lease included a tenant improvement allowance of $125,000 which we classified as deferred rent and is being amortized on a straight-line basis over the term of the Second Lease as a reduction to rent expense. Tenant improvements associated with the Second Lease were recorded as leasehold improvements and are being amortized over the shorter of the estimated useful life of the improvements or the remaining life of the Second Lease.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2016 (continued)

In July 2014, we entered into a third lease agreement (the “Third Lease”) to lease vacant warehouse space to expand our manufacturing capacity to support the manufacturing of products in late-stage clinical development to commercial. The Third Lease includes an option to extend the lease term in two 5-year periods to extend the lease to July 31, 2031 and includes scheduled annual rent increases of approximately 3%. In addition, the Third Lease provided for 12.5 months of free rent, lessor improvements of $250,000 and a tenant improvement allowance of $365,000. The lessor improvements and tenant improvement allowance were classified as deferred rent and are being amortized on a straight-line basis over the term of the Third Lease as a reduction to rent expense. In addition, upon completion of the manufacturing facility build-out during fiscal year 2016, certain of these improvements were classified as leasehold improvements and are being amortized over the shorter of the estimated useful life of the improvements or the remaining life of the Third Lease.

In April 2016, we entered into a fourth lease agreement (the “Fourth Lease”) to lease additional office space. The Fourth Lease includes two separate option periods to extend the lease term to August 31, 2035 and includes annual scheduled rent increases of approximately 3%. In addition, the Fourth Lease provides for four months of free rent and a tenant improvement allowance of $562,000. The tenant improvement allowance was classified as deferred rent and will be amortized on a straight-line basis over the term of the Fourth Lease as a reduction to rent expense. In addition, tenant improvements classified as leasehold improvements will be amortized over the shorter of the estimated useful life of the improvements or the remaining life of the Fourth Lease. Additionally, under the terms of the Fourth Lease, we are required to maintain, as collateral for the lease, a letter of credit in the amount of $350,000 during the entire term of the Fourth Lease, which amount is included in restricted cash in the accompanying consolidated balance sheets.

In April 2016, we entered into a fifth lease agreement (the “Fifth Lease”) to expand our current manufacturing capacity to support clinical manufacturing and other ancillary services. The Fifth Lease includes two separate option periods to extend the lease term to August 31, 2035 and includes annual scheduled rent increases of approximately 3%. In addition, under the terms of the Fifth Lease, we are required to maintain, as collateral for the lease, a letter of credit in the amount of $250,000 during the entire term of the Fifth Lease, which amount is included in restricted cash in the accompanying consolidated balance sheets.

Under each of the aforementioned facility operating leases, we record rent expense on a straight-line basis over the initial term of the lease. The difference between rent expense and the amounts paid under the operating leases is recorded as a deferred rent liability in the accompanying consolidated financial statements. Annual rent expense under the aforementioned facility operating lease agreements totaled $1,265,000, $1,197,000, and $938,000 for the fiscal years ended April 30, 2016, 2015, and 2014, respectively.

At April 30, 2016, future minimum lease payments under all non-cancelable operating leases are as follows:

Year ending April 30,:	Minimum Lease Payments
2017	$2,006,000
2018	1,976,000
2019	1,283,000
2020	1,272,000
2021	1,309,000
Thereafter	2,065,000
$9,911,000

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2016 (continued)

Legal Proceedings - In the ordinary course of business, we are at times subject to various legal proceedings and disputes. We make provisions for liabilities when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  Such provisions are reviewed at least quarterly and adjusted, if necessary, to reflect the impact of any settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to a particular case.

Securities Related Class Action Lawsuit

On September 28, 2012, three complaints were filed in the U.S. District Court for the Central District of California (the “District Court”) against us and certain of our executive officers and one consultant (collectively, the “Defendants”) on behalf of certain purchasers of our common stock. The complaints have been brought as purported stockholder class actions, and, in general, include allegations that Defendants violated (i) Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and (ii) Section 20(a) of the Exchange Act, by making materially false and misleading statements regarding the interim results of our bavituximab Phase II second-line NSCLC trial, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On February 5, 2013, the District Court consolidated the related actions with the low-numbered case (captioned Anderson v. Peregrine Pharmaceuticals, Inc., et al., Case No. 12-cv-1647-PSG (FMOx)). After the District Court issued two separate orders granting the Defendants’ two separate motions to dismiss, on May 1, 2014, the District Court issued a third order granting Defendants’ motion to dismiss the plaintiff’s second amended complaint with prejudice. On May 29, 2014, the plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit with respect to the District Court’s order granting Defendants’ motion to dismiss. Oral argument for lead plaintiff’s appeal was conducted on May 4, 2016, before the U.S. Court of Appeals for the Ninth Circuit. On June 8, 2016, the U.S. Court of Appeals for the Ninth Circuit issued its order affirming the District Court’s order granting the Defendant’s motion to dismiss with prejudice.

Derivative Litigation

On May 9, 2013, an alleged shareholder filed, purportedly on behalf of us, a derivative lawsuit, captioned Roy v. Steven W. King, et al., Case No. 13-cv-0741-PSG (RNBx), in the District Court against certain of our executive officers and directors. The complaint asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment arising from substantially similar factual allegations as those asserted in the consolidated securities class action lawsuit, described above (the “Securities Class Action”). The plaintiff is seeking, for our benefit, unspecified monetary damages and other relief. This case was subsequently transferred to the same court and judge handling the Securities Class Action. On May 31, 2013, the District Court issued an order staying the case pending a resolution of the Defendants’ motion to dismiss the Securities Class Action. On June 24, 2013, the District Court issued an order administratively closing the case and inviting the parties to move to re-open after the final resolution of defendants’ motions to dismiss in the Securities Class Action. As a result of the U.S. Court of Appeals for the Ninth Circuit having affirmed the District Court’s dismissal of the Securities Class Action, we do not expect the plaintiff to file a motion with the District Court to reopen this matter.

On October 10, 2013, a derivative/class action complaint, captioned Michaeli v. Steven W. King, et al., C.A. No. 8994-VCL, was filed in the Court of Chancery of the State of Delaware against certain of our executive officers and directors. On December 1, 2015, the plaintiffs filed an amended and supplemental derivative and class action complaint (the “Amended Complaint”). The Amended Complaint alleged that our directors and executives breached their respective fiduciary duties in connection with certain purportedly improper compensation decisions made by our Board of Directors during the past four fiscal years ended April 30, 2015, including: (i) the grant of a stock option to Mr. King on May 4, 2012; (ii) the non-routine broad-based stock option grant to our directors, executives, all other employees and certain consultants on December 27, 2012; and (iii) the payment, during the past four fiscal years ended April 30, 2015, of compensation to our non-employee directors. In addition, the complaint alleges that our directors breached their fiduciary duty of candor by filing and seeking stockholder action on the basis of an allegedly materially false and misleading proxy statement for our 2013 annual meeting of stockholders. The plaintiffs are seeking, among other things, rescission of a portion of the stock option grant to Mr. King on May 4, 2012 and the stock options granted to the defendants on December 27, 2012, as well as disgorgement of any excessive compensation paid to our non-employee directors during the four fiscal years ended April 30, 2015 and other monetary relief for our benefit. The defendants filed their answer to the amended complaint on February 19, 2016. We believe that the Amended Complaint is without merit and intend to vigorously defend the action. In addition, due to the early stage of this matter, we cannot reasonably estimate the possible loss or range of loss, if any, that may result from this matter.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2016 (continued)

Other Legal Matters

On September 24, 2012, we filed a lawsuit, captioned Peregrine Pharmaceuticals, Inc. v. Clinical Supplies Management, Inc., Case No. 8:12-cv-01608 JST(AN) (C.D. Cal), against Clinical Supplies Management, Inc. (“CSM”), in the District Court. In 2010, we had contracted with CSM as our third-party vendor responsible for distribution of the blinded investigational product used in our bavituximab Phase IIb second-line NSCLC trial. As part of the routine collection of data in advance of an end-of-Phase II meeting with regulatory authorities, we discovered major discrepancies between some patient sample test results and patient treatment code assignments. Consequently, we filed this lawsuit against CSM alleging, among other causes of action, breach of contract, negligence, negligence per se, constructive fraud and negligent misrepresentation arising from CSM’s performance of its contracted services. On September 8, 2015, we and CSM entered into a confidential settlement and release agreement to resolve all claims related to the complaint we filed on September 24, 2012 against CSM. Pursuant to the terms of the Settlement Agreement, (i) all claims asserted in the litigation by us were dismissed with prejudice, (ii) each of the parties to the litigation received a full release of all claims, of any nature whatsoever, whether known or unknown, and (iii) CSM paid to us the sum of $600,000, which amount is included in interest and other income in the accompanying consolidated statements of operations and comprehensive loss for the fiscal year ended April 30, 2016.

4.	LICENSing AGREEMENTS

In-licensing Agreements

The following represents a summary of our key in-licensing agreements covering our products in clinical development. In addition, we do not perform any research and development activities for any unrelated entities.

Bavituximab

In August 2001 and August 2005, we exclusively in-licensed the worldwide rights to the phosphatidylserine (“PS”)-targeting technology platform from the University of Texas Southwestern Medical Center at Dallas (“UTSWMC”), including bavituximab. In November 2003, we entered into a non-exclusive license agreement with Genentech, Inc. (“Genentech”), to license certain intellectual property rights covering methods and processes for producing antibodies used in connection with the development of our PS-targeting program. In December 2003, we entered into an exclusive commercial license agreement with Avanir Pharmaceuticals, Inc., (“Avanir”) covering the generation of a chimeric monoclonal antibody. In March 2005, we entered into a worldwide non-exclusive license agreement with Lonza Biologics (“Lonza”) for intellectual property and materials relating to the expression of recombinant monoclonal antibodies for use in the manufacture of bavituximab.

Under our in-licensing agreements relating to bavituximab, we are obligated to pay future milestone payments based on potential clinical development and regulatory milestones, plus a royalty on net sales and/or a percentage of sublicense income. The applicable royalty rate under each of the foregoing in-licensing agreements is in the low single digits. During fiscal year 2014, we expensed $125,000 associated with milestone obligations under in-licensing agreements covering bavituximab, which is included in research and development expense in the accompanying consolidated statements of operations and comprehensive loss. We did not incur any milestone related expenses during fiscal years 2016 and 2015.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2016 (continued)

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

__________
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

We do not expect to incur any milestone related expenses regarding our bavituximab program during fiscal year 2017. In addition, of the total potential future milestone obligations of $6,675,000, up to $6,400,000 would be due upon the first commercial approval of bavituximab pursuant to these in-licensing agreements. However, given the uncertainty of the drug development and the regulatory approval process, we are unable to predict with any certainty when any of these future milestones will occur, if at all.

Other In-Licensing Agreement Covering a Third-Party Product Development Program

In July 2009, we entered into a patent assignment and sublicense with Affitech whereby we out-licensed exclusive worldwide rights to develop and commercialize certain products under our anti-vascular endothelial growth factor (“VEGF”) intellectual property portfolio as further described in the “Out-Licensing Collaborations” section below. The underlying technology licensed to Affitech was in-licensed from UTSWMC in August 2001 under an exclusive worldwide license agreement. Under the UTSWMC license agreement, as amended, our aggregate future milestone obligations are $375,000 assuming the achievement of all development milestones by Affitech. During fiscal year 2016, we expensed $75,000 associated with milestone obligations under the UTSWMC license agreement, which is included in research and development expense in the accompanying consolidated statements of operations and comprehensive loss. We did not incur any milestone related expenses during fiscal years 2015 and 2014. In addition, we do not expect to incur any milestone related expenses under the UTSWMC license agreement during fiscal year 2017.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2016 (continued)

Out-Licensing Agreements

The following represents a summary of our out-licensing agreements by technology platform:

Tumor Necrosis Therapy

In October 2000, we entered into a licensing agreement with Merck KGaA to out-license a segment of our Tumor Necrosis Therapy technology for use in the application of cytokine fusion proteins. In January 2003, we entered into an amendment to the license agreement, whereby we received an extension to the royalty period from six years to ten years from the date of the first commercial sale. Under the terms of the agreement, we would receive a royalty on net sales if a product is approved under the agreement. Merck KGaA is currently in the clinical development stage of this program.

In May 2010, we entered into an assignment agreement and a license agreement (collectively, the “Agreements”) with an unrelated entity to develop our Tumor Necrosis Therapy technologies in certain Asia-Pacific Economic Cooperation countries.  We determined, pursuant to the authoritative guidance for revenue recognition for multiple element arrangements applied as of the transaction date, to utilize the residual method to allocate the consideration received under the arrangement.  Under the residual method, the amount of consideration allocated to all other elements in the arrangement (delivered and undelivered) equals the total arrangement consideration less the aggregate fair value of the undelivered elements with stand-alone fair value (i.e., manufacturing commitment services).  In May 2015, all obligations and commitments associated with the undelivered elements (i.e., manufacturing commitment services) expired in accordance with the terms of the Agreements and therefore, we recognized revenue of $292,000, which amount is included in license revenue in the accompanying consolidated statements of operations and comprehensive loss for the fiscal year ended April 30, 2016.

Anti-VEGF

In July 2009, we entered into a patent assignment and sublicense (collectively, the “Affitech Agreements”) with Affitech whereby we licensed exclusive worldwide rights to develop and commercialize certain products under our anti-VEGF intellectual property portfolio, including the fully human antibody AT001/r84. In consideration for the rights granted under our anti-VEGF antibody technology platform, we received non-refundable up-front license fees of $250,000. In addition, we received aggregate milestone payments of $1,000,000 associated with the delivery of two preclinical development packages as defined in the Affitech Agreements. We could also receive up to $16,500,000 in future milestone payments based on the achievement of all clinical and regulatory milestones for product approval by Affitech or an affiliate, plus a royalty on net sales, as defined in the Affitech Agreements. These potential future milestone payments payable under the Affitech Agreements entail no performance obligations on our part. Therefore, we expect to recognize revenue on the future potential milestone payments, if any, in accordance with the applicable authoritative guidance for revenue recognition, either when the milestone is achieved, if our future obligations are considered inconsequential, or recognized as revenue on a straight-line basis over a performance obligation period, if continued performance or future obligations exist. To date, no clinical or regulatory milestones as defined in the Affitech Agreements have been achieved by Affitech or an affiliate. In addition, in the event Affitech enters into a sublicense agreement with a non-affiliate for the anti-VEGF technology platform, we shall receive a percentage of all payments received under any such sublicenses, which percentage is determined based on the clinical development stage of the technology platform at the time of any such sublicenses. In accordance with the authoritative guidance for revenue recognition as of the transaction date, the license includes multiple elements that are not separable and, accordingly, were accounted for as a single unit of accounting. In addition, we determined that our obligations would be up to a four-year period and therefore, we recognized the non-refundable up-front license fees of $250,000 and the additional $1,000,000 associated with other deliverables, as defined in the Affitech Agreements, on a straight-line basis over a four-year period through July 2013. We recognized revenue of $37,000, $37,000 and $107,000 during fiscal years 2016, 2015 and 2014, respectively, under the Affitech Agreements, which amounts are included in license revenue in the accompanying consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2016 (continued)

In September 2010, Peregrine and Affitech agreed to amend certain terms of the Affitech Agreements for sublicenses entered into by Affitech with non-affiliates for the territories of Brazil, Russia and other countries of the Commonwealth of Independent States (“CIS”) (“September 2010 Amendment”). Under the amended terms, Peregrine agreed to forego its aforementioned sublicense fee equal to forty-five percent (45%) of the payments received by Affitech (after Affitech deducts fifty percent (50%) of its incurred development costs under the program) for the territories of Brazil, Russia, and the CIS, provided however, that Affitech reinvests such sublicense payments toward the further development of AT001/r84 in those territories. In the event Affitech enters into a licensing transaction for AT001/r84 with a non-affiliate in a major pharmaceutical market (defined as U.S., European Union, Switzerland, United Kingdom and/or Japan), Affitech has agreed to reimburse us the aforementioned sublicense fees we agreed to forego that were applied to the AT001/r84 program while Affitech will be eligible to be reimbursed for up to 50% of their development costs in Brazil, Russia and CIS territories. The remaining terms of the Affitech Agreements remain unchanged, including milestone and royalty payments. To date, we have not received any payments from Affitech under the September 2010 Amendment.

5.	STOCKHOLDERS’ EQUITY

Stockholder Rights Agreement

On March 16, 2006, our Board of Directors adopted a Stockholder Rights Agreement, which was amended and restated on March 16, 2016 (the “Rights Agreement”), that is designed to strengthen the ability of the Board of Directors to protect the interests of our stockholders against potential abusive or coercive takeover tactics and to enable all stockholders the full and fair value of their investment in the event that an unsolicited attempt is made to acquire Peregrine. The Rights Agreement is not intended to prevent an offer the Board of Directors concludes is in the best interest of Peregrine and its stockholders.

Under the Rights Agreement, the Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each share of our common stock held by shareholders of record as of the close of business on March 27, 2006. Each Right entitles holders of each share of our common stock to buy one thousandth (1/1,000th) of a share of Peregrine’s Series D Participating Preferred Stock, par value $0.001 per share, at an exercise price of $11.00 per share, subject to adjustment. The Rights are neither exercisable nor traded separately from our common stock. The Rights will become exercisable and will detach from the common shares if a person or group acquires 15% or more of our outstanding common stock, without prior approval from our Board of Directors, or announces a tender or exchange offer that would result in that person or group owning 15% or more of our common stock. Each Right, when exercised, entitles the holder (other than the acquiring person or group) to receive our common stock (or in certain circumstances, voting securities of the acquiring person or group) with a value of twice the Rights’ exercise price upon payment of the exercise price of the Rights.

Peregrine will be entitled to redeem the Rights at $0.001 per Right at any time prior to a person or group achieving the 15% threshold. The Rights will expire on March 16, 2021.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2016 (continued)

Sales of Common Stock and Preferred Stock

Our ability to continue fund our operations is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity.

Sale of Common Stock

During the three fiscal years ended April 30, 2016, we issued shares of our common stock under various financing transactions, as summarized in the following table:

Description of Financing Transaction	Number of Common Stock Shares Issued	Gross Proceeds Raised
Fiscal Year 2014
At Market Issuance Sales Agreement dated December 27, 2012	33,527,369	$55,424,000
Fiscal Year 2015
At Market Issuance Sales Agreement dated December 27, 2012	3,983,360	$6,204,000
At Market Issuance Sales Agreement dated June 13, 2014	9,681,757	$13,544,000
	13,665,117	$19,748,000
Fiscal Year 2016
At Market Issuance Sales Agreement dated June 13, 2014	8,629,738	$11,456,000
At Market Issuance Sales Agreement dated August 7, 2015	6,751,651	$7,447,000
Equity Distribution Agreement dated August 7, 2015	8,472,288	$6,969,000
Common Stock Purchase Agreement dated October 30, 2015	18,518,518	$20,000,000
	42,372,195	$45,872,000

The following represents additional information for each of the financing transactions included in the above table:

December 2012 AMI Sales Agreement – On December 27, 2012, we entered into an At Market Issuance Sales Agreement (“December 2012 AMI Sales Agreement”) with MLV & Co. LLC (“MLV”), pursuant to which we were able to sell shares of our common stock through MLV, as agent, for aggregate gross proceeds of up to $75,000,000, in registered transactions from our shelf registration statement on Form S-3 (File No. 333-180028), which was declared effective by the Securities and Exchange Commission (“SEC”) on April 12, 2012. Sales of our common stock through MLV were made by any method that was deemed an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”). We paid MLV a commission equal to 2.5% of the gross proceeds from the sale of our common stock pursuant to the December 2012 AMI Sales Agreement. As of April 30, 2015, we had raised the full amount of gross proceeds available to us under the December 2012 AMI Sales Agreement.

June 2014 AMI Sales Agreement – On June 13, 2014, we entered into an At Market Issuance Sales Agreement with MLV, as amended on April 13, 2015 (“June 2014 AMI Sales Agreement”), pursuant to which we were able to sell shares of our common stock through MLV, as agent, for aggregate gross proceeds of up to $25,000,000 in registered transactions from our shelf registration statement on Form S-3 (File No. 333-201245), which was declared effective by the SEC on January 15, 2015 (“January 2015 Shelf”). Sales of our common stock through MLV were made by any method that was deemed an “at the market offering” as defined in Rule 415 of the Securities Act. We paid MLV a commission equal to 2.5% of the gross proceeds from the sale of our common stock pursuant to the June 2014 AMI Sales Agreement. As of April 30, 2016, we had raised the full amount of gross proceeds available to us under the June 2014 AMI Sales Agreement.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2016 (continued)

August 2015 AMI Sales Agreement - On August 7, 2015, we entered into an At Market Issuance Sales Agreement (“August 2015 AMI Sales Agreement”) with MLV, pursuant to which we may sell shares of our common stock through MLV, as agent, for aggregate gross proceeds of up to $30,000,000, in registered transactions from our January 2015 Shelf. Sales of our common stock through MLV may be made by any method that is deemed an “at the market offering” as defined in Rule 415 of the Securities Act. We pay MLV a commission equal to 2.5% of the gross proceeds from the sale of our common stock pursuant to the August 2015 AMI Sales Agreement. As of April 30, 2016, aggregate gross proceeds of up to $22,553,000 remained available to us under the August 2015 AMI Sales Agreement.

Equity Distribution Agreement - On August 7, 2015, we entered into an Equity Distribution Agreement, with Noble International Investments, Inc., doing business as Noble Life Science Partners, a division of Noble Financial Capital Markets (“Noble”), pursuant to which we may sell shares of our common stock through Noble, as agent, for aggregate gross proceeds of up to $20,000,000, in registered transactions from our January 2015 Shelf. Sales of our common stock through Noble may be made by any method that is deemed an “at the market offering” as defined in Rule 415 of the Securities Act. We pay Noble a commission equal to 2.5% of the gross proceeds from the sale of our common stock pursuant to the Equity Distribution Agreement. As of April 30, 2016, aggregate gross proceeds of up to $13,031,000 remained available to us under the Equity Distribution Agreement.

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

Sale of Preferred Stock

During the three fiscal years ended April 30, 2016, we issued shares of our preferred stock under various financing transactions, as summarized in the following table:

Description of Financing Transaction	Number of Preferred Stock Shares Issued	Gross Proceeds Raised
Fiscal Year 2014
Initial Public Offering dated February 11, 2014	775,000	$19,375,000
Fiscal Year 2015
At Market Issuance Sales Agreement dated June 13, 2014	799,764	$19,205,000
Fiscal Year 2016
At Market Issuance Sales Agreement dated June 13, 2014	2,676	$60,000

The following represents additional information for each of the financing transactions included in the above table:

February 2014 Initial Public Offering – On February 11, 2014, we entered into an underwriting agreement (the “Underwriting Agreement”) with MLV, as representative for the underwriters identified therein (collectively, the “Underwriters”), providing for the offer and sale to the Underwriters in a firm commitment underwritten public offering of 700,000 shares (the “Firm Shares”) of our newly designated 10.50% Series E Convertible Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock”), at a public offering price of $25.00 per share (the “Offering”). In addition, pursuant to the Underwriting Agreement, we also granted the Underwriters a 30-day option to purchase up to an additional 105,000 shares of our Series E Preferred Stock under this Offering at the public offering price less the underwriting discount to cover over-allotments, if any (“Overallotment Option”).

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2016 (continued)

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

June 2014 Series E AMI Sales Agreement – On June 13, 2014, we entered into an At Market Issuance Sales Agreement (“Series E AMI Sales Agreement”) with MLV, pursuant to which we may issue and sell shares of our Series E Preferred Stock through MLV, as agent, for aggregate gross proceeds of up to $30,000,000, in registered transactions from our January 2014 Shelf. Sales of our Series E Preferred Stock through MLV may be made by any method that is deemed an “at the market offering” as defined in Rule 415 of the Securities Act. We pay MLV a commission of up to 5% of the gross proceeds from the sale of our Series E Preferred Stock pursuant to the Series E AMI Sales Agreement. During fiscal year 2015, we sold 799,764 shares of our Series E Preferred Stock at market prices under the Series E AMI Sales Agreement for aggregate gross proceeds of $19,205,000 before deducting commissions and other issuance costs of $1,002,000. During fiscal year 2016, we sold 2,676 shares of our Series E Preferred Stock at market prices under the Series E AMI Sales Agreement for aggregate gross proceeds of $60,000 before deducting commissions and other issuance costs of $1,000. As of April 30, 2016, aggregate gross proceeds of up to $10,735,000 remained available under the Series E AMI Sales Agreement.

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

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2016 (continued)

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

(ix) The holders of the Series E Preferred Stock have no voting rights, except as defined in the Certificate of Designations.

Series E Preferred Stock Dividends

The following table summarizes the Series E Preferred Stock dividend activity during the three fiscal years ended April 30, 2016:

Declaration Date	Dividend Per Share	Annualized Percentage Rate	Liquidation Preference	Accrual Period	Record Date	Payment Date
Fiscal year 2014
3/11/2014	$0.29890 (1)	10.50%	$25.00	2/19/2014 – 3/31/2014	3/21/2014	4/1/2014
Fiscal year 2015
6/10/2014	$0.65625	10.50%	$25.00	4/1/2014 – 6/30/2014	6/20/2014	7/1/2014
9/8/2014	$0.65625	10.50%	$25.00	7/1/2014 – 9/30/2014	9/19/2014	10/1/2014
12/9/2014	$0.65625	10.50%	$25.00	10/1/2014 – 12/31/2014	12/19/2014	1/2/2015
3/10/2015	$0.65625	10.50%	$25.00	1/1/2015 – 3/31/2015	3/20/2015	4/1/2015
Fiscal year 2016
6/5/2015	$0.65625	10.50%	$25.00	4/1/2015 – 6/30/2015	6/19/2015	7/1/2015
9/8/2015	$0.65625	10.50%	$25.00	7/1/2015 – 9/30/2015	9/18/2015	10/1/2015
12/7/2015	$0.65625	10.50%	$25.00	10/1/2015 – 12/31/2015	12/18/2015	1/4/2016
3/7/2016	$0.65625	10.50%	$25.00	1/1/2016 – 3/31/2016	3/18/2016	4/1/2016

______________

(1)	Dividend per share was pro-rated for the initial accrual period starting February 19, 2014.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2016 (continued)

Shares of Common Stock Authorized and Reserved For Future Issuance

We are authorized to issue up to 500,000,000 shares of our common stock. As of April 30, 2016, 236,930,485 shares of our common stock were issued and outstanding. In addition, our common stock outstanding as of April 30, 2016 excluded the following shares of common stock reserved for future issuance:

•	39,561,165 shares of common stock reserved for issuance under outstanding option grants and available for issuance under our stock incentive plans;
•	1,408,659 shares of common stock reserved for and available for issuance under our ESPP;
•	273,280 shares of common stock issuable upon exercise of outstanding warrants; and
•	45,745,760 shares of common stock issuable upon conversion of our outstanding Series E Preferred Stock (1).

_____________

(1)	The Series E Preferred Stock is convertible into a number of shares of our common stock determined by dividing the liquidation preference of $25.00 per share by the conversion price, currently $3.00 per share. If all outstanding Series E Preferred Stock were converted at the $3.00 per share conversion price, the holders of Series E Preferred Stock would receive an aggregate of 13,145,333 shares of our common stock. However, we have reserved the maximum number of shares of our common stock that could be issued upon a change of control event assuming our shares of common stock are acquired for consideration of $0.855 per share or less. In this scenario, each outstanding share of Series E Preferred Stock could be converted into 29 shares of our common stock, representing the Share Cap.

6.	EQUITY COMPENSATION PLANS

Stock Incentive Plans

We currently maintain six stock incentive plans referred to as the 2011 Plan, the 2010 Plan, the 2009 Plan, the 2005 Plan, the 2003 Plan, and the 2002 Plan (collectively referred to as the “Stock Plans”). The 2011, 2010, 2009, 2005 and 2003 Plans were approved by our stockholders while the 2002 Plan was not submitted for stockholder approval. The Stock Plans provide for the granting of stock options, restricted stock awards and other forms of share-based awards to purchase shares of our common stock at exercise prices not less than the fair market value of our common stock at the date of grant.

As of April 30, 2016, we had an aggregate of 39,561,165 shares of our common stock reserved for issuance under the Stock Plans, of which, 23,751,261 shares were subject to outstanding options and 15,809,904 shares were available for future grants of share-based awards.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2016 (continued)

The estimated fair value of stock options are measured at the grant date, using a fair value based method, such as a Black-Scholes option valuation model, and is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The use of a valuation model requires us to make certain estimates and assumptions with respect to selected model inputs. The expected volatility is based on the daily historical volatility of our common stock covering the estimated expected term. The expected term of options granted reflects actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options. The risk-free interest rate is based on U.S. Treasury notes with terms within the contractual life of the option at the time of grant. The expected dividend yield assumption is based on our expectation of future dividend payouts. We have never declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. In addition, guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The fair value of stock options on the date of grant and the weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model for fiscal years ended April 30, 2016, 2015 and 2014, were as follows:

	Year Ended April 30,
	2016	2015	2014
Risk-free interest rate	1.66%	1.95%	1.32%
Expected life (in years)	5.96	5.74	5.84
Expected volatility	104.74%	111.78%	113.92%
Expected dividend yield	–	–	–

The following summarizes our stock option transaction activity for fiscal year ended April 30, 2016:

Stock Options	Shares	Weighted Average Exercisable Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding, May 1, 2015	20,708,672	$1.54
Granted	4,173,260	$1.26
Exercised	(177,266)	$0.79
Canceled or expired	(953,405)	$1.87
Outstanding, April 30, 2016	23,751,261	$1.48	6.68	$–

Exercisable and expected to vest	23,652,443	$1.48	6.67	$–
Exercisable, April 30, 2016	20,153,764	$1.51	6.31	$–

______________

(1)	Aggregate intrinsic value represents the difference between the exercise price of an option and the closing market price of our common stock on April 29, 2016 (the last trading day of fiscal year 2016), which was $0.3541 per share.

The weighted-average grant date fair value of options granted to employees during the fiscal years ended April 30, 2016, 2015 and 2014 was $1.01, $1.43 and $1.19 per share, respectively.

The aggregate intrinsic value of stock options exercised during the fiscal years ended April 30, 2016, 2015 and 2014 was $93,000, $192,000 and $908,000, respectively. Cash received from stock options exercised during fiscal years ended April 30, 2016, 2015 and 2014, totaled $138,000, $298,000 and $944,000, respectively, net of issuance costs of $1,000, $3,000 and $4,000, respectively.

We issue shares of common stock that are reserved for issuance under the Stock Plans upon the exercise of stock options, and we do not expect to repurchase shares of common stock from any source to satisfy our obligations under our compensation plans.

As of April 30, 2016, the total estimated unrecognized compensation cost related to non-vested employee stock options was $2,829,000. This cost is expected to be recognized over a weighted average vesting period of 1.56 years based on current assumptions.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2016 (continued)

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

During fiscal year ended April 30, 2014, the weighted-average grant date fair value of restricted stock awards granted and vested was $1.39 per share with an aggregate fair value of $139,000. No restricted stock awards were granted or vested during fiscal years ended April 30, 2016 and 2015. As of April 30, 2016, there were no restricted stock awards outstanding, and accordingly, there was no remaining unrecognized compensation cost.

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

A total of 5,000,000 shares are reserved for issuance under the ESPP, of which 1,408,659 shares remained available to purchase at April 30, 2016, and are subject to adjustment as provided in the ESPP for stock splits, stock dividends, recapitalizations and other similar events. During the fiscal years ended April 30, 2016, 2015 and 2014, 1,034,397, 497,453 and 498,050 shares of our common stock were purchased, respectively, under the ESPP at a weighted average purchase price per share of $0.52, $1.22 and $1.09, respectively.

The fair value of the shares purchased under the ESPP were determined using a Black-Scholes option pricing model (see explanation of valuation model inputs above under “Stock Options”), and is recognized as expense on a straight-line basis over the requisite service period (or six-month offering period). The weighted average grant date fair value of purchase rights under the ESPP during fiscal years ended April 30, 2016, 2015 and 2014 was $0.34, $0.56 and $0.55, respectively, based on the following Black-Scholes option valuation model inputs:

	Year Ended April 30,
	2016	2015	2014
Risk-free interest rate	0.18%	0.06%	0.08%
Expected life (in years)	0.50	0.50	0.50
Expected volatility	46.14%	63.54%	93.39%
Expected dividend yield	–	–	–

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2016 (continued)

Share-based Compensation Expense

Total share-based compensation expense related to share-based awards issued under our equity compensation plans for the fiscal years ended April 30, 2016, 2015 and 2014 was comprised of the following:

	2016	2015	2014
Cost of contract manufacturing	$41,000	$59,000	$68,000
Research and development	2,124,000	2,904,000	2,804,000
Selling, general and administrative	2,733,000	3,739,000	3,335,000
Total	$4,898,000	$6,702,000	$6,207,000

Share-based compensation from:
Stock options	$4,720,000	$6,465,000	$5,803,000
Restricted stock awards	–	–	139,000
ESPP	178,000	237,000	265,000
	$4,898,000	$6,702,000	$6,207,000

Share-based compensation expense recorded during fiscal years ended April 30, 2016, 2015 and 2014 associated with share-based awards granted to non-employees amounted to $109,000, $289,000 and $391,000, respectively.

As of April 30, 2016, the total estimated unrecognized compensation cost related to non-vested stock options granted to non-employees was $9,000 based on an April 30, 2016 measurement date. This cost is expected to be recognized over a weighted average vesting period of 0.89 years.

Due to our net loss position, no tax benefits have been recognized in the consolidated statements of cash flows.

7.	WARRANTS

No warrants were issued or exercised during fiscal years ended April 30, 2016, 2015 and 2014. As of April 30, 2016, warrants to purchase 273,280 shares of our common stock at an exercise price of $2.47 were outstanding and are exercisable through August 30, 2018.

8.	INCOME TAXES

We are primarily subject to U.S. federal and California state jurisdictions. To our knowledge, all tax years remain open to examination by U.S. federal and state authorities.

In addition, in accordance with authoritative guidance, we are required to recognize the impact of an uncertain tax position in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained upon examination by the tax authorities. We had no unrecognized tax benefits from uncertain tax positions as of April 30, 2016 and 2015. It is also our policy, in accordance with authoritative guidance, to recognize interest and penalties related to income tax matters in interest and other expense in our consolidated statements of operations and comprehensive loss. We did not recognize interest or penalties related to income taxes for fiscal years ended April 30, 2016, 2015, and 2014, and we did not accrue for interest or penalties as of April 30, 2016 and 2015.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2016 (continued)

At April 30, 2016, we had total deferred tax assets of $168,395,000. Due to uncertainties surrounding our ability to generate future taxable income to realize these tax assets, a full valuation has been established to offset our total deferred tax assets. Additionally, the future utilization of our net operating loss carry forwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Section 382, as a result of ownership changes that may have occurred previously or that could occur in the future. A Section 382 analysis was completed as of the fiscal year ended April 30, 2015 and it was determined that no change in ownership had occurred. Ownership changes occurring subsequent to April 30, 2015 may impact the utilization of net operating loss carry forwards and other tax attributes.

At April 30, 2016, we had federal net operating loss carry forwards of approximately $384,857,000. The net operating loss carry forwards expire in fiscal years 2019 through 2036. We also have state net operating loss carry forwards of approximately $276,535,000 at April 30, 2016, which begin to expire in fiscal year 2017. In addition, we have approximately $5,956,000 of net operating loss attributable to excess tax deductions on share-based compensation that when utilized, if any, the tax benefit will be booked to additional paid-in-capital.

The provision for income taxes consists of the following for the three years ended April 30:

	2016	2015	2014
Federal income taxes at statutory rate	$(18,921,000)	$(17,122,000)	$(12,023,000)
State income taxes	(4,824,000)	(4,450,000)	(3,124,000)
Expiration and adjustments of deferred tax assets	1,580,000	1,790,000	2,751,000
Change in valuation allowance	21,871,000	19,532,000	12,153,000
Other, net	294,000	250,000	243,000
Income tax (expense) benefit	$–	$–	$–

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets at April 30, 2016 and 2015 are as follows:

	2016	2015
Share-based compensation	$8,806,000	$7,119,000
Deferred revenue	4,296,000	2,840,000
Other	2,547,000	2,765,000
Net operating losses	152,746,000	133,800,000

Total deferred tax assets	168,395,000	146,524,000
Less valuation allowance	(168,395,000)	(146,524,000)

Net deferred tax assets	$–	$–

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2016 (continued)

9.	BENEFIT PLAN

During fiscal year 1997, we adopted a 401(k) benefit plan (the “Plan”) for all full-time employees who are at least the age of 21 and have three or more months of continuous service. The Plan provides for employee contributions of up to 100% of their compensation on a tax deferred basis up to the maximum amount permitted by the Internal Revenue Code. We are not required to make matching contributions under the Plan and we made no matching contributions to the Plan since its inception through December 2009. Effective January 2010, we voluntarily agreed to match 50% of employee contributions of up to the first 6% of a participant’s annual eligible compensation for all Plan contributions, subject to certain IRS limitations. In addition, we have the ability to make additional discretionary matching contributions as defined in the Plan amendment.

Under the Plan, each participating employee is fully vested in his or her contributions to the Plan and our contributions to the Plan will fully vest after six years of service. The expense related to our matching contributions to the Plan was $543,000, $454,000, and $300,000 for the fiscal years ended April 30, 2016, 2015, and 2014, respectively.

10.	SEGMENT REPORTING

Our business is organized into two reportable operating segments and both operate in the U.S. Peregrine is engaged in the research and development of monoclonal antibodies for the treatment of cancer. Avid is engaged in providing contract manufacturing services for third-party customers on a fee-for-service basis while also supporting our internal drug development efforts.

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

Segment information for the fiscal years ended April 30, 2016, 2015 and 2014 is summarized as follows:

	2016	2015	2014
Contract manufacturing services revenue	$44,357,000	$26,744,000	$22,294,000
Cost of contract manufacturing services	22,966,000	15,593,000	13,110,000
Gross profit	$21,391,000	$11,151,000	$9,184,000

Revenue from products in research and development	$329,000	$37,000	$107,000
Research and development expense	(59,529,000)	(42,996,000)	(27,723,000)
Selling, general and administrative expense	(18,551,000)	(18,691,000)	(17,274,000)
Other income (expense), net	708,000	141,000	344,000
Net loss	$(55,652,000)	$(50,358,000)	$(35,362,000)

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2016 (continued)

Revenue generated from our contract manufacturing services segment during fiscal years ended April 30, 2016, 2015 and 2014 was derived from a limited number of customers. The percentages below represent revenue derived from each customer (and geographical location) as a percentage of total contract manufacturing services revenue:

Customer	Geographic Location	2016	2015	2014
Halozyme Therapeutics, Inc.	U.S.	69%	79%	91%
Customer A	U.S.	26	12	–
Other customers	U.S./non-U.S.	5	9	9
Total		100%	100%	100%

In addition, we attribute contract manufacturing services revenue to the individual countries where the customer is headquartered. Contract manufacturing services revenue from customers are summarized by geographic location in the following table:

	2016	2015	2014
U.S.	$44,357,000	$26,715,000	$22,225,000
Non-U.S.	–	29,000	69,000
Total	$44,357,000	$26,744,000	$22,294,000

Revenue generated from our products in our research and development segment during fiscal years ended April 30, 2016, 2015 and 2014 were directly related to license revenue recognized under licensing agreements with unrelated entities (Note 4).

Our long-lived assets are located in the U.S. and consist of leasehold improvements, laboratory equipment, furniture and fixtures, office equipment and software, construction-in-progress and are net of accumulated depreciation. Long-lived assets by segment as of April 30, 2016 and 2015 consist of the following:

	2016	2015
Long-lived Assets, net:
Contract manufacturing services	$22,783,000	$12,800,000
Products in research and development	1,519,000	2,324,000
Total	$24,302,000	$15,124,000

11.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial information for each of the two most recent fiscal years is as follows:

	Quarter Ended
	April 30,	January 31,	October 31,	July 31,	April 30,	January 31,	October 31,	July 31,
	2016	2016	2015	2015	2015	2015	2014	2014
Net revenues	$18,783,000	$6,709,000	$9,523,000	$9,671,000	$9,308,000	$5,677,000	$6,300,000	$5,496,000
Gross profit (a)	$9,062,000	$2,776,000	$4,782,000	$4,771,000	$4,550,000	$2,564,000	$2,124,000	$1,913,000
Loss from operations	$(11,915,000)	$(16,867,000)	$(13,824,000)	$(13,754,000)	$(12,169,000)	$(13,022,000)	$(12,137,000)	$(13,171,000)
Net loss	$(11,884,000)	$(16,847,000)	$(13,198,000)	$(13,723,000)	$(12,135,000)	$(12,994,000)	$(12,100,000)	$(13,129,000)
Series E preferred stock accumulated dividends (b)	$(1,380,000)	$(1,380,000)	$(1,380,000)	$(1,378,000)	$(1,378,000)	$(1,033,000)	$(1,031,000)	$(1,028,000)
Net loss attributable to common stockholders	$(13,264,000)	$(18,227,000)	$(14,578,000)	$(15,101,000)	$(13,513,000)	$(14,027,000)	$(13,131,000)	$(14,157,000)
Basic and diluted loss per common share	$(0.05)	$(0.08)	$(0.07)	$(0.08)	$(0.07)	$(0.08)	$(0.07)	$(0.08)

________________

(a)	Gross profit represents contract manufacturing revenue less cost of contract manufacturing.
(b)	Series E preferred stock accumulated dividends include dividends declared for the period (regardless of whether or not the dividends have been paid) and dividends accumulated for the period (regardless of whether or not the dividends have been declared).

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2016 (continued)

12.	SUBSEQUENT EVENTS

Sale of Common Stock

Equity Distribution Agreement - Subsequent to April 30, 2016 and through July 14, 2016, we sold 2,649,318 shares of common stock at market prices under the Equity Distribution Agreement (Note 5) for aggregate gross proceeds of $1,232,000. As of July 14, 2016, aggregate gross proceeds of $11,799,000 remained available under the Equity Distribution Agreement.

August 2015 AMI Sales Agreement - Subsequent to April 30, 2016 and through July 14, 2016, we sold 1,876,918 shares of common stock at market prices under the August 2015 AMI Sales Agreement (Note 5) for aggregate gross proceeds of $937,000. As of July 14, 2016, aggregate gross proceeds of $21,616,000 remained available under the August 2015 AMI Sales Agreement.

Broad Based Annual Grant of Stock Options

On June 2, 2016, our Compensation Committee of the Board of Directors approved a broad based annual grant of stock options for fiscal year 2017 to substantially all of our employees, our three non-employee directors and one consultant to purchase an aggregate of 6,412,057 shares of our common stock at an exercise price of $0.5001. These stock options were granted under our 2011 Stock Incentive Plan and vest quarterly in equal installments over a two year period.

Series E Preferred Stock Dividend

On June 2, 2016, our Board of Directors declared a quarterly cash dividend of $0.65625 per share on our Series E Preferred Stock.  The dividend payment is equivalent to an annualized 10.50% per share, based on the $25.00 per share stated liquidation preference, accruing from April 1, 2016 through June 30, 2016.  The cash dividend of $1,035,000 was paid on July 1, 2016 to holders of the Series E Preferred Stock of record on June 17, 2016.

PEREGRINE PHARMACEUTICALS, INC.	SCHEDULE II

VALUATION OF QUALIFYING ACCOUNTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2016

	Balance at			Balance
	beginning			at end
Description	of period	Additions	Deductions	of period
Valuation reserve for trade and other receivables, and unbilled amounts
Year ended April 30, 2014	$108,000	$–	$(3,000)	$105,000
Year ended April 30, 2015	$105,000	$–	$(8,000)	$97,000
Year ended April 30, 2016	$97,000	$–	$(97,000)	$–

