Form 10-Q
period 2016-07-31
PEREGRINE PHARMACEUTICALS INC
filed 2016-09-08
CIK 704562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

Yes ☐    No ☒

As of September 2, 2016, there were 242,381,850 shares of common stock, $0.001 par value, outstanding.

PEREGRINE PHARMACEUTICALS, INC.

TABLE OF CONTENTS

The terms “we,” “us,” “our,” “the Company,” and “Peregrine,” as used in this Quarterly Report on Form 10-Q refer to Peregrine Pharmaceuticals, Inc. and its wholly owned subsidiary, Avid Bioservices, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	JULY 31, 2016	APRIL 30, 2016
	Unaudited	(Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,195,000	$61,412,000
Trade and other receivables	7,537,000	2,859,000
Inventories	25,274,000	16,186,000
Prepaid expenses and other current assets	1,235,000	1,351,000
Total current assets	78,241,000	81,808,000
Property and equipment, net	24,261,000	24,302,000
Restricted cash	600,000	600,000
Other assets	2,502,000	2,333,000
TOTAL ASSETS	$105,604,000	$109,043,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,095,000	$8,429,000
Accrued clinical trial and related fees	6,577,000	7,594,000
Accrued payroll and related costs	3,653,000	5,821,000
Deferred revenue	21,531,000	10,030,000
Customer deposits	21,731,000	24,212,000
Other current liabilities	669,000	1,488,000
Total current liabilities	63,256,000	57,574,000

Deferred rent, less current portion	1,414,000	1,395,000

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock - $0.001 par value; authorized 5,000,000 shares; 1,577,440 and 1,577,440 issued and outstanding at July 31, 2016 and April 30, 2016, respectively	2,000	2,000
Common stock-$0.001 par value; authorized 500,000,000 shares; 241,456,721 and 236,930,485 issued and outstanding at July 31, 2016 and April 30, 2016 , respectively	241,000	237,000
Additional paid-in capital	561,024,000	559,111,000
Accumulated deficit	(520,333,000)	(509,276,000)
Total stockholders’ equity	40,934,000	50,074,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$105,604,000	$109,043,000

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and comprehensive loss (UNAUDITED)

	THREE MONTHS ENDED JULY 31,
	2016	2015
REVENUES:
Contract manufacturing revenue	$5,609,000	$9,379,000
License revenue	–	292,000
Total revenues	5,609,000	9,671,000

COSTS AND EXPENSES:
Cost of contract manufacturing	3,062,000	4,608,000
Research and development	8,569,000	13,918,000
Selling, general and administrative	5,060,000	4,899,000
Total costs and expenses	16,691,000	23,425,000

LOSS FROM OPERATIONS	(11,082,000)	(13,754,000)

Interest and other income	25,000	31,000

NET LOSS	$(11,057,000)	$(13,723,000)

COMPREHENSIVE LOSS	$(11,057,000)	$(13,723,000)

Series E preferred stock accumulated dividends	(1,380,000)	(1,378,000)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(12,437,000)	$(15,101,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	239,595,089	197,317,374

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.05)	$(0.08)

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED JULY 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,057,000)	$(13,723,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	837,000	1,183,000
Depreciation and amortization	613,000	234,000
Changes in operating assets and liabilities:
Trade and other receivables	(4,678,000)	2,008,000
Inventories	(9,088,000)	(3,103,000)
Prepaid expenses and other current assets	116,000	303,000
Other non-current assets	78,000	15,000
Accounts payable	222,000	(2,851,000)
Accrued clinical trial and related fees	(1,017,000)	196,000
Accrued payroll and related expenses	(2,168,000)	(1,512,000)
Deferred revenue	11,501,000	1,661,000
Customer deposits	(2,481,000)	(1,764,000)
Other accrued expenses and current liabilities	(819,000)	183,000
Deferred rent, less current portion	19,000	(62,000)
Net cash used in operating activities	(17,922,000)	(17,232,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquisitions	(275,000)	(1,099,000)
(Increase) decrease in other assets	(100,000)	395,000
Net cash used in investing activities	(375,000)	(704,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $55,000 and $275,000, respectively	2,115,000	9,891,000
Proceeds from exercise of stock options	–	93,000
Dividends paid on preferred stock	(1,035,000)	(1,033,000)
Net cash provided by financing activities	1,080,000	8,951,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,217,000)	(8,985,000)

CASH AND CASH EQUIVALENTS, beginning of period	61,412,000	68,001,000

CASH AND CASH EQUIVALENTS, end of period	$44,195,000	$59,016,000

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable and other liabilities for purchase of property and equipment	$444,000	$2,306,000

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2016 (unaudited)

1.     ORGANIZATION AND BUSINESS

We are a biopharmaceutical company committed to improving the lives of patients by manufacturing pharmaceutical products through our wholly-owned subsidiary Avid Bioservices, Inc. (“Avid”), our contract development and manufacturing organization (“CDMO”) and through advancing and licensing our novel, development-stage immunotherapy products.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended April 30, 2016. The condensed consolidated balance sheet at April 30, 2016 has been derived from audited financial statements at that date. The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented, with such adjustments consisting only of normal recurring adjustments. Results of operations for interim periods covered by this Quarterly Report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year or any other interim period.

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

Liquidity and Financial Condition

At July 31, 2016, we had $44,195,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect negative cash flows from operations to continue until at least the fiscal year ending April 30, 2018 before we believe we can generate sufficient revenue from Avid’s contract manufacturing services to achieve profitability. Therefore, unless and until we are able to generate sufficient revenue from Avid’s contract manufacturing services or from the sale or licensing of our product candidates under development, we expect such losses to continue through at least the fiscal year ending April 30, 2018.

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

Historically, we have funded a significant portion of our operations through the issuance of equity. During the three months ended July 31, 2016, we raised $2,170,000 in aggregate gross proceeds from the sale of shares of our common stock (Note 6). Subsequent to July 31, 2016 and through September 8, 2016, we raised an additional $1,601,000 in aggregate gross proceeds from the sale of shares of our 10.5% Series E Convertible Preferred Stock (the “Series E Preferred Stock”) (Note 11). As of September 8, 2016, $110,416,000 remained available to us under our two effective shelf registration statements, which allows us from time to time to offer and sell shares of our common stock or Series E Preferred Stock, in one or more offerings, either individually or in combination.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2016 (unaudited) (continued)

Our ability to raise additional capital in the equity markets to fund our obligations in future periods is dependent on a number of factors, including, but not limited to, the market demand for our common stock or Series E Preferred Stock. The market demand or liquidity of our common stock and/or Series E Preferred Stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse financial results, and negative research and development results. If we are unable to either (i) raise sufficient capital in the equity markets, (ii) generate additional revenue from Avid, or (iii) license or partner our products in development, or any combination thereof, we may need to delay, scale back, or eliminate some or all our research and development efforts, or restructure our operations, which may include delaying the expansion of our contract manufacturing business. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

Cash and Cash Equivalents

We consider all short-term investments readily convertible to cash with an initial maturity of three months or less to be cash equivalents.

Restricted Cash

Under the terms of two separate operating leases related to our facilities, we are required to maintain, as collateral, letters of credit during the terms of such leases. At July 31, 2016 and April 30, 2016, restricted cash of $600,000, in aggregate, was pledged as collateral for the letters of credit.

Concentrations of Credit Risk and Customer Base

Financial instruments that potentially subject us to a significant concentration of credit risk consist of cash and cash equivalents, restricted cash and trade receivables. We maintain our cash and restricted cash balances primarily with one major commercial bank and our deposits held with the bank exceed the amount of government insurance limits provided on our deposits. We are exposed to credit risk in the event of default by the major commercial bank holding our cash and restricted cash balances to the extent of the cash and restricted cash amounts recorded on the accompanying interim unaudited condensed consolidated balance sheet.

Our trade receivables from amounts billed for contract manufacturing services provided by Avid have historically been derived from a small customer base. Most contracts require up-front payments and installment payments during the service period. We perform periodic evaluations of the financial condition of our customers and generally do not require collateral, but we can terminate any contract if a material default occurs. At July 31, 2016 and April 30, 2016, approximately 100% and 98% of our trade receivables, respectively, were due from four customers.

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
FOR THE THREE MONTHS ENDED JULY 31, 2016 (unaudited) (continued)

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

Contract Manufacturing Revenue

Revenue associated with contract manufacturing services provided by Avid is recognized when all four of the aforementioned revenue recognition criteria have been met. For arrangements that include multiple elements, we follow the authoritative guidance for revenue recognition regarding arrangements with multiple deliverables, as described above.

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

Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue or customer deposits in the accompanying unaudited condensed consolidated financial statements. We also record a provision for estimated contract losses, if any, in the period in which they are determined.

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
FOR THE THREE MONTHS ENDED JULY 31, 2016 (unaudited) (continued)

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

Impairment

Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. Long-lived assets are reported at the lower of carrying amount or fair value less cost to sell. For the three months ended July 31, 2016 and 2015, there was no impairment of the value of our long-lived assets.

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

As of July 31, 2016 and April 30, 2016, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash equivalents, which are primarily invested in money market funds with one major commercial bank, are carried at fair value based on quoted market prices for identical securities (Level 1 input).

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

Clinical trial costs are a significant component of our research and development expenses. We have a history of contracting with third parties that perform various clinical trial activities on our behalf in the ongoing development of our product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flow. Expenses related to clinical trials are accrued based on our estimates and/or representations from third parties (including clinical research organizations) regarding services performed. If the contracted amounts are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), we modify our accruals accordingly on a prospective basis. Revisions in the scope of a contract are charged to expense in the period in which the facts that give rise to the revision become reasonably certain. There were no material adjustments for a change in estimate to research and development expenses in the accompanying unaudited condensed consolidated financial statements for the three months ended July 31, 2016 and 2015.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2016 (unaudited) (continued)

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

Share-based Compensation

We account for stock options and other share-based awards granted under our equity compensation plans in accordance with the authoritative guidance for share-based compensation. The estimated fair value of share-based payments to employees in exchange for services is measured at the grant date, using a fair value based method, such as a Black-Scholes option valuation model, and is recognized as expense on a straight-line basis over the requisite service periods. The fair value of modifications to share-based awards, if any, is generally estimated using a Black-Scholes option valuation model, unless a lattice model is required. Share-based compensation expense recognized during the period is based on the value of the portion of the share-based payment that is ultimately expected to vest during the period. As of July 31, 2016, there were no outstanding share-based awards with market or performance conditions.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2016 (unaudited) (continued)

The potential dilutive effect of stock options, shares of common stock expected to be issued under our ESPP, and warrants outstanding during the period are calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. The potential dilutive effect of Series E Preferred Stock outstanding during the period was calculated using the if-converted method assuming the conversion of Series E Preferred Stock as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. However, because the impact of stock options, shares of common stock expected to be issued under our ESPP, warrants, and Series E Preferred Stock are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per common share amounts for the three months ended July 31, 2016 and 2015.

The calculation of weighted average diluted shares outstanding for the three-month periods ended July 31, 2016 and 2015 excludes the dilutive effect of the following weighted average outstanding stock options and shares of common stock expected to be issued under our ESPP as their impact are anti-dilutive during periods of net loss, resulting in an anti-dilutive effect as of July 31:

	2016	2015
Stock Options	–	2,820,989
ESPP	18,638	13,935
Total	18,638	2,834,924

The calculation of weighted average diluted shares outstanding for the three-month periods ended July 31, 2016 and 2015 also excludes the following weighted average outstanding stock options, warrants, and Series E Preferred Stock (assuming the if-converted method), as their exercise prices or conversion price were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect as of July 31:

	2016	2015
Stock Options	27,862,497	15,619,720
Warrants	273,280	273,280
Series E Preferred Stock	13,260,355	13,237,860
Total	41,396,132	29,130,860

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
FOR THE THREE MONTHS ENDED JULY 31, 2016 (unaudited) (continued)

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Under existing standards, deferred taxes for each tax-paying jurisdiction are presented as a net current asset or liability and net long-term asset or liability. To simplify presentation, the new guidance will require that all deferred tax assets and liabilities, along with related valuation allowances, be classified as long-term on the balance sheet. As a result, each tax-paying jurisdiction will now only have one net long-term deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. ASU No. 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, which will be our fiscal year 2018 beginning May 1, 2017. We are currently in the process of evaluating the impact of adoption of ASU No. 2015-17, however, we do not expect the adoption of the guidance to have a material impact on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-2 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, which will be our fiscal year 2020 beginning May 1, 2019. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption of ASU No. 2016-02 on our consolidated financial statements and related disclosures.

In March 2016, FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). ASU No. 2016-09 changes certain aspects of accounting for share-based payments to employees and involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Specifically, ASU No. 2016-09 requires that all income tax effects of share-based awards be recognized as income tax expense or benefit in the reporting period in which they occur. Additionally, ASU No. 2016-09 amends existing guidance to allow forfeitures of share-based awards to be recognized as they occur. Previous guidance required that share-based compensation expense include an estimate of forfeitures. ASU No. 2016-09 is effective for annual and interim periods beginning after December 15, 2016, which will be our fiscal year 2018 beginning May 1, 2017.  Early adoption is permitted.  We are currently evaluating the impact the adoption of ASU No. 2016-09 will have on our consolidated financial statements and related disclosures.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2016 (unaudited) (continued)

3.     Trade and other RECEIVABLEs

Trade receivables are recorded at the invoiced amount net of an allowance for doubtful accounts, if necessary. Other receivables are reported at amounts expected to be collected net of an allowance for doubtful accounts, if necessary. Trade and other receivables consist of the following:

	July 31, 2016	April 30, 2016
Trade receivables(1)	$7,168,000	$2,494,000
Other receivables	369,000	365,000
Total trade and other receivables	$7,537,000	$2,859,000

______________

(1)      Represents amounts billed for contract manufacturing services provided by Avid.

We continually monitor our allowance for doubtful accounts for all receivables. We apply judgment in assessing the ultimate realization of our receivables and we estimate an allowance for doubtful accounts based on various factors, such as, the aging of accounts receivable balances, historical experience, and the financial condition of our customers. Based on our analysis of our receivables as of July 31, 2016 and April 30, 2016, we determined that no allowance for doubtful accounts was necessary with respect to our trade and other receivables.

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

Property and equipment, net, consists of the following:

	July 31, 2016	April 30, 2016
Leasehold improvements	$19,974,000	$19,610,000
Laboratory equipment	10,465,000	10,257,000
Furniture, fixtures, office equipment and software	4,045,000	4,045,000
Total property and equipment	34,484,000	33,912,000
Less accumulated depreciation and amortization	(10,223,000)	(9,610,000)
Total property and equipment, net	$24,261,000	$24,302,000

Depreciation and amortization expense for the three months ended July 31, 2016 and 2015 was $613,000 and $234,000, respectively.

5.     INVENTORIES

Inventories are recorded at the lower of cost or market (net realizable value) and primarily include raw materials, direct labor and overhead costs (work-in-process) associated with our wholly-owned subsidiary, Avid. Cost is determined by the first-in, first-out method. Inventories consist of the following:

	July 31, 2016	April 30, 2016
Raw materials	$10,177,000	$10,911,000
Work-in-process	15,097,000	5,275,000
Total inventories	$25,274,000	$16,186,000

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2016 (unaudited) (continued)

6.     STOCKHOLDERS’ EQUITY

Common Stock

Our ability to continue to fund our operations is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity.

During the three months ended July 31, 2016, we issued shares of our common stock under the following agreements:

AMI Sales Agreement - On August 7, 2015, we entered into an At Market Issuance Sales Agreement (“AMI Sales Agreement”) with MLV & Co. LLC (“MLV”), pursuant to which we may sell shares of our common stock through MLV, as agent, for aggregate gross proceeds of up to $30,000,000, in registered transactions from our shelf registration statement on Form S-3 (File No. 333-201245), which was declared effective by the SEC on January 15, 2015 (“January 2015 Shelf”). Sales of our common stock through MLV may be made by any method that is deemed an “at the market offering” as defined in Rule 415 of the Securities Act. We pay MLV a commission equal to 2.5% of the gross proceeds from the sale of our common stock pursuant to the AMI Sales Agreement. During the three months ended July 31, 2016, we sold 1,876,918 shares of our common stock at market prices under the AMI Sales Agreement, for aggregate gross proceeds of $937,000 before deducting commissions and other issuance costs of $24,000. As of July 31, 2016, aggregate gross proceeds of up to $21,616,000 remained available to us under the AMI Sales Agreement.

Equity Distribution Agreement - On August 7, 2015, we entered into an Equity Distribution Agreement, with Noble International Investments, Inc., doing business as Noble Life Science Partners, a division of Noble Financial Capital Markets (“Noble”), pursuant to which we may sell shares of our common stock through Noble, as agent, for aggregate gross proceeds of up to $20,000,000, in registered transactions from our January 2015 Shelf. Sales of our common stock through Noble may be made by any method that is deemed an “at the market offering” as defined in Rule 415 of the Securities Act. We pay Noble a commission equal to 2.5% of the gross proceeds from the sale of our common stock pursuant to the Equity Distribution Agreement. During the three months ended July 31, 2016, we sold 2,649,318 shares of common stock at market prices under the Equity Distribution Agreement for aggregate gross proceeds of $1,233,000 before deducting commissions and other issuance costs of $31,000. As of July 31, 2016, aggregate gross proceeds of up to $11,798,000 remained available to us under the Equity Distribution Agreement.

Series E Preferred Stock

June 2014 Series E AMI Agreement

On June 13, 2014, we entered into an At Market Issuance Sales Agreement (“Series E AMI Sales Agreement”) with MLV, pursuant to which we may issue and sell shares of our Series E Preferred Stock through MLV, as agent, for aggregate gross proceeds of up to $30,000,000, in registered transactions from our shelf registration statement on Form S-3 (File No. 333-193113), which was declared effective by the SEC on January 16, 2014. Sales of our Series E Preferred Stock through MLV may be made by any method that is deemed an “at the market offering” as defined in Rule 415 of the Securities Act. We pay MLV a commission of up to 5% of the gross proceeds from the sale of our Series E Preferred Stock pursuant to the Series E AMI Sales Agreement. No shares of our Series E Preferred Stock were sold during the three months ended July 31, 2016. As of July 31, 2016, aggregate gross proceeds of up to $10,735,000 remained available under the Series E AMI Sales Agreement.

Rights and Preferences

On February 12, 2014, we filed with the Secretary of State of the State of Delaware a Certificate of Designations of Rights and Preferences (the “Certificate of Designations”) to designate the Series E Preferred Stock. The Certificate of Designations designated 2,000,000 shares of Series E Preferred Stock out of our 5,000,000 shares of authorized but unissued shares of preferred stock. As of July 31, 2016, 1,577,440 shares of our Series E Preferred Stock were issued and outstanding. In addition, the Series E Preferred Stock is classified as permanent equity in accordance with FASB Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity. Certain terms of the Series E Preferred Stock include:

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2016 (unaudited) (continued)

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

Shares of Common Stock Authorized and Reserved for Future Issuance

We are authorized to issue up to 500,000,000 shares of our common stock. As of July 31, 2016, 241,456,721 shares of our common stock were issued and outstanding. In addition, our common stock outstanding as of July 31, 2016 excluded the following shares of our common stock reserved for future issuance:

•	39,550,965 shares of common stock reserved for issuance under outstanding option grants and available for issuance under our stock incentive plans;
•	1,408,659 shares of common stock reserved for and available for issuance under our Employee Stock Purchase Plan;
•	273,280 shares of common stock issuable upon exercise of outstanding warrants; and
•	45,745,760 shares of common stock issuable upon conversion of our outstanding Series E Preferred Stock (1).

_____________

(1)	The Series E Preferred Stock is convertible into a number of shares of our common stock determined by dividing the liquidation preference of $25.00 per share by the conversion price, currently $3.00 per share. If all outstanding Series E Preferred Stock were converted at the $3.00 per share conversion price, the holders of Series E Preferred Stock would receive an aggregate of 13,145,333 shares of our common stock. However, we have reserved the maximum number of shares of our common stock that could be issued upon a change of control event assuming our shares of common stock are acquired for consideration of $0.855 per share or less. In this scenario, each outstanding share of Series E Preferred Stock could be converted into 29 shares of our common stock, representing the Share Cap.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2016 (unaudited) (continued)

7.     equity compensation plans

Stock Incentive Plans

As of July 31, 2016, we had an aggregate of 39,550,965 shares of our common stock reserved for issuance under our stock incentive plans, of which, 29,923,770 shares were subject to outstanding options and 9,627,195 shares were available for future grants of share-based awards.

The following summarizes our stock option transaction activity for the three months ended July 31, 2016:

Stock Options	Shares	Weighted Average Exercisable Price
Outstanding, May 1, 2016	23,751,261	$1.48
Granted	6,516,836	$0.50
Exercised	–	–
Canceled or expired	(344,327)	$0.98
Outstanding, July 31, 2016	29,923,770	$1.27

Employee Stock Purchase Plan

We have reserved a total of 5,000,000 shares of our common stock to be purchased under our ESPP, of which 1,408,659 shares remained available to purchase at July 31, 2016. The ESPP allows eligible employees on a voluntary basis to purchase shares of our common stock directly from us. Under the ESPP, we sell shares to participants at a price equal to the lesser of 85% of the fair market value of our common stock at the (i) beginning of a six-month offering period, or (ii) end of the six-month offering period. The ESPP provides for two six-month offering periods each year; the first offering period begins on the first trading day on or after each November 1; the second offering period begins on the first trading day on or after each May 1. No shares were purchased under the ESPP during the three months ended July 31, 2016 as the current six-month offering period ends on October 31, 2016.

Share-Based Compensation

Total share-based compensation expense related to share-based awards issued under our equity compensation plans is included in the accompanying unaudited condensed consolidated statements of operations as follows:

	Three Months Ended July 31,
	2016	2015
Cost of contract manufacturing	$42,000	$13,000
Research and development	370,000	471,000
Selling, general and administrative	425,000	699,000
Total share-based compensation expense	$837,000	$1,183,000

Share-based compensation from:
Stock options	$731,000	$1,124,000
Employee stock purchase plan	106,000	59,000
	$837,000	$1,183,000

As of July 31, 2016, the total estimated unrecognized compensation cost related to non-vested employee stock options was $4,616,000. This cost is expected to be recognized over a weighted average vesting period of 1.80 years based on current assumptions.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2016 (unaudited) (continued)

8.     WARRANTS

No warrants were issued or exercised during the three months ended July 31, 2016. As of July 31, 2016, warrants to purchase 273,280 shares of our common stock at an exercise price of $2.47 were outstanding and are exercisable through August 30, 2018.

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

Segment information is summarized as follows:

	Three Months Ended July 31,
	2016	2015
Contract manufacturing services revenue	$5,609,000	$9,379,000
Cost of contract manufacturing services	3,062,000	4,608,000
Gross profit	2,547,000	4,771,000
Revenue from products in research and development	–	292,000
Research and development expense	(8,569,000)	(13,918,000)
Selling, general and administrative expense	(5,060,000)	(4,899,000)
Interest and other income	25,000	31,000
Net loss	$(11,057,000)	$(13,723,000)

Revenue generated from our contract manufacturing services segment was derived from a limited number of customers. The percentages below represent revenue derived from each customer as a percentage of total contract manufacturing services revenue:

	Three Months Ended July 31,
	2016	2015
Halozyme Therapeutics, Inc.	65%	84%
Customer A	29%	15%
Other customers	6%	1%
Total	100%	100%

In addition, during the three months ended July 31, 2016 and 2015, contract manufacturing services revenue was derived solely from U.S. based customers.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2016 (unaudited) (continued)

Revenue generated from our products in our research and development segment during the three months ended July 31, 2015 was directly related to license revenue recognized under certain agreements with an unrelated entity.

Our long-lived assets are located in the U.S. and consist of leasehold improvements, laboratory equipment, furniture and fixtures, office equipment and software and are net of accumulated depreciation. Long-lived assets by segment consist of the following:

	July 31, 2016	April 30, 2016
Long-lived Assets, net:
Contract manufacturing services	$22,821,000	$22,783,000
Products in research and development	1,440,000	1,519,000
Total	$24,261,000	$24,302,000

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

On October 10, 2013, a derivative and class action complaint, captioned Michaeli v. Steven W. King, et al., C.A. No. 8994-VCL, was filed in the Court of Chancery of the State of Delaware against certain of our executive officers and directors (collectively, the “Defendants”). On December 1, 2015, the plaintiffs filed an amended and supplemental derivative and class action complaint (the “Amended Complaint”). The Amended Complaint alleges that the Defendants breached their respective fiduciary duties in connection with certain purportedly improper compensation decisions made by our Board of Directors during the past four fiscal years ended April 30, 2015, including: (i) the grant of a stock option to Mr. King on May 4, 2012; (ii) the non-routine broad-based stock option grant to our directors, executives, all other employees and certain consultants on December 27, 2012; and (iii) the payment, during the past four fiscal years ended April 30, 2015, of compensation to our non-employee directors. In addition, the complaint alleges that our directors breached their fiduciary duty of candor by filing and seeking stockholder action on the basis of an allegedly materially false and misleading proxy statement for our 2013 annual meeting of stockholders. The plaintiffs are seeking, among other things, rescission of a portion of the stock option grant to Mr. King on May 4, 2012 and the stock options granted to the Defendants on December 27, 2012, as well as disgorgement of any excessive compensation paid to our non-employee directors during the four fiscal years ended April 30, 2015 and other monetary relief for our benefit. The Defendants filed their answer to the Amended Complaint on February 19, 2016. We believe that the Amended Complaint is without merit and intend to vigorously defend the action. In addition, due to the early stage of this matter, we cannot reasonably estimate the possible loss or range of loss, if any, that may result from this matter.

11.     SUBSEQUENT EVENTS

Sale of Series E Preferred Stock

Series E AMI Sales Agreement — Subsequent to July 31, 2016 and through September 8, 2016, we sold 68,910 shares of our Series E Preferred Stock at market prices under the Series E AMI Sales Agreement (Note 6) for aggregate gross proceeds of $1,601,000. As of September 8, 2016, aggregate gross proceeds of $9,134,000 remained available under the Series E AMI Sales Agreement.

Series E Preferred Stock Dividend

On September 6, 2016, our Board of Directors declared a quarterly cash dividend of $0.65625 per share on our Series E Preferred Stock. The dividend payment is equivalent to an annualized 10.50% per share, based on the $25.00 per share stated liquidation preference, accruing from July 1, 2016 through September 30, 2016. The cash dividend is payable on October 3, 2016 to holders of the Series E Preferred Stock of record on September 16, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent our projections, estimates, expectations or beliefs concerning among other things, financial items that relate to management’s future plans or objectives or to our future economic and financial performance.  In some cases, you can identify these statements by terminology such as “may”, “should”, “plans”, “believe”, “will”, “anticipate”, “estimate”, “expect” “project”, or “intend”, including their opposites or similar phrases or expressions. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by us or any other person that our events or plans will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in Part II, Section 1A of this Quarterly Report on Form 10-Q, Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, and the reports we file from time to time with the Securities and Exchange Commission (“SEC”) after the date of this Quarterly Report. Actual results may differ materially from any forward looking statement.

Overview

We are a biopharmaceutical company committed to improving the lives of patients by manufacturing high quality pharmaceutical products through our contract manufacturing business and through advancing and licensing our novel, development-stage immunotherapy products.

Avid Bioservices, Inc. (“Avid”) is our contract development and manufacturing organization (“CDMO”) and a wholly-owned subsidiary of Peregrine Pharmaceuticals, Inc. (“Peregrine”). In June 2016, we announced a new corporate strategy to achieve sustained profitability within two (2) years, and at the same time, refocus our internal clinical development efforts on small, early stage clinical trials designed to drive partnering interest in our investigational products.

Avid—Our CDMO

Our contract manufacturing business provides fully-integrated cGMP services from cell line development to commercial biomanufacturing for third-party customers while also supporting our internal drug development business. This integration, we believe, offers considerable time and cost efficiencies for our internal drug development business.

In March 2016, we formally commissioned our new Myford biomanufacturing facility which doubled our manufacturing capacity. The 40,000 square foot facility, which is our second manufacturing facility, is designed to utilize single-use equipment up to the 2,000-liter manufacturing scale to accommodate a fully disposable biomanufacturing process for products in late stage clinical development to commercial.  This facility has completed its initial process validation runs for an internal product and is ramping up to conduct multiple new process validation runs for its third-party customers. Completion of these process validation runs moves us a step closer to generating revenue from commercial production from this new manufacturing suite, provided our third-party customers’ products are approved. The new facility is located adjacent to our current headquarters in Tustin, California.

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

Clinical Development Strategy

In June 2016, we announced a clinical development strategy focused on conducting small, early stage studies of bavituximab in combination with immune stimulating therapies. These trials may be conducted independently, in conjunction with our collaborators, or through investigator sponsored trials (“ISTs”). The goal of these trials will be to generate compelling clinical and translational data demonstrating bavituximab’s immunotherapeutic mechanism of action in a combination treatment setting. We plan to leverage these data to drive partnering interest in our PS-targeting platform. In keeping with this strategy, we currently have no near-term plans to initiate Company-sponsored Phase II and Phase III trials.

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

As discussed above, on June 2016, we announced a shift in corporate strategy to focus exclusively on small, early stage clinical trials combining bavituximab with immune stimulating therapies. For this reason, we will not proceed with any previously planned Phase II clinical trials. We are currently conducting an extensive review and analysis of the available clinical data from the Phase III SUNRISE trial discussed below and testing the numerous collected biomarkers samples in order to determine if certain subgroups or other patient characteristics benefited more from bavituximab. We believe such information will be critical in helping guide the bavituximab clinical program, including our collaboration with AstraZeneca.

NCCN Collaboration

In January 2016, we announced that we entered into a research collaboration with NCCN, a not-for-profit alliance of 27 of the world’s leading cancer centers, to expand the clinical research and development of bavituximab for the treatment of a range of tumors. Under this research collaboration, we intend to fund ISTs and correlative studies with bavituximab at NCCN member institutions and their affiliate community hospitals through a $2 million research grant to NCCN’s Oncology Research Program.  NCCN will be responsible for oversight and monitoring of all clinical studies under the research grant. In September 2016, NCCN announced that investigators at the following NCCN-affiliated institutions were recipients of the grant awards:

1.	Moffitt Cancer Center - A Phase I Trial of Sorafenib and Bavituximab Plus Stereotactic Body Radiation Therapy for Unresectable Hepatitis C Associated Hepatocellular Carcinoma;
2.	Massachusetts General Hospital Cancer Center - Phase I/II Clinical Trial of Bavituximab with Radiation and Temozolomide for Patients with Newly Diagnosed Glioblastoma; and
3.	The Sidney Kimmel Comprehensive Cancer Center at Johns Hopkins - Phase II Study of Pembrolizumab and Bavituximab for Progressive Recurrent/Metastatic Squamous Cell Carcinoma of the Head and Neck.

While specific timing has not been established, we expect that the first studies will be initiated by early 2017.

Bavituximab in Front-Line Rectal Adenocarcinoma IST

This Phase I IST was designed to assess bavituximab in combination with capecitabine and radiation therapy in up to 18 patients with Stage II or III rectal adenocarcinoma. The primary endpoint is to determine the safety, feasibility and tolerability with a standard platform of capecitabine and radiation therapy. Secondary endpoints include overall response rate and pathological complete response (pCR) rate in patients. Patient enrollment was completed in October 2015 and the investigator plans to prepare and submit a manuscript of results by the end of calendar year 2016.

Phase III SUNRISE Trial

In December 2013, we initiated a randomized, double-blind, placebo-controlled Phase III trial evaluating bavituximab plus docetaxel versus docetaxel plus placebo, for the treatment of previously-treated NSCLC (the “Phase III SUNRISE trial”).

In February 2016, we announced that we were discontinuing the Phase III SUNRISE trial based on the recommendation of the study’s Independent Data Monitoring Committee following a pre-specified interim analysis performed after 33% of targeted overall events (patient deaths) in the study were reached. Results of the analysis demonstrated that the patients treated in the bavituximab plus docetaxel treatment arm did not show a sufficient improvement in overall survival as compared to the patients treated in the docetaxel plus placebo treatment arm to warrant continuation of the study. Patient enrollment was discontinued and existing patients in the trial were given the choice to continue chemotherapy and/or bavituximab, as appropriate. Clinical trial data from the study will continue to be collected until trial completion. We are currently conducting an extensive review of the available data and testing the numerous collected biomarkers samples in order to understand what subgroups or other patient characteristics may have impacted the performance of the study. We believe such information will be critical in supporting our clinical strategy as discussed above.

Results of Operations

The following table compares the unaudited condensed consolidated statements of operations for the three-month periods ended July 31, 2016 and 2015. This table provides you with an overview of the changes in the condensed consolidated statements of operations for the comparative periods, which are further discussed below.

	2016	2015	$ Change
REVENUES:
Contract manufacturing revenue	$5,609,000	$9,379,000	$(3,770,000)
License revenue	–	292,000	(292,000)
Total revenues	5,609,000	9,671,000	(4,062,000)

COSTS AND EXPENSES:
Cost of contract manufacturing	3,062,000	4,608,000	(1,546,000)
Research and development	8,569,000	13,918,000	(5,349,000)
Selling, general and administrative	5,060,000	4,899,000	161,000

Total costs and expenses	16,691,000	23,425,000	(6,734,000)

LOSS FROM OPERATIONS	(11,082,000)	(13,754,000)	2,672,000

Interest and other income	25,000	31,000	(6,000)

NET LOSS	$(11,057,000)	$(13,723,000)	$2,666,000

Results of operations for interim periods covered by this Quarterly Report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year or for any other period.

Contract Manufacturing Revenue

The decrease in contract manufacturing revenue of $3,770,000 (40%) during the three months ended July 31, 2016 compared to the same period in the prior year was primarily due to a decrease in the number of manufacturing runs completed and shipped in the current year period compared to the prior year period, which was primarily attributed to an unexpected delay in third-party testing needed for final release of several manufacturing runs. As such, we expect these manufacturing runs to be shipped and the associated revenue recognized during the quarter ending October 31, 2016.

Based on our current commitments for manufacturing services from Avid’s third-party customers and the anticipated completion of in-process third-party customer manufacturing runs, we expect contract manufacturing revenue for fiscal year 2017 to range from $50 to $55 million.

License Revenue

The decrease in license revenue of $292,000 during the three months ended July 31, 2016 compared to the same period in the prior year was directly related to revenue recognized in the prior year in accordance with the terms of our existing license agreements. Based on our existing licensing agreements, we do not expect license revenue to be a significant source of revenue for the current fiscal year.

Cost of Contract Manufacturing

The decrease in cost of contract manufacturing of $1,546,000 (34%) during the three months ended July 31, 2016 compared to the same period in the prior year was directly related to the current year three-month period decrease in contract manufacturing revenue. In addition, we saw a decline in our gross margin which was primarily attributed to the mix of products manufactured for our customers and the variability of costs from product to product.

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

The decrease in research and development expenses of $5,349,000 (38%) during the three months ended July 31, 2016 compared to the same period in the prior year was primarily related to the current year period decrease in PS-targeting expenses of $4,843,000. The current year period net decrease in PS-targeting expenses was primarily attributed to:

•	Decrease in third-party clinical trial costs of $2,274,000 related to the clinical development of bavituximab to $3,955,000 in the current year period compared to $6,229,000 in the same prior year period, which was primarily attributed to a decrease in costs related to our discontinued Phase III SUNRISE trial (as discussed above);
•	Decrease in payroll and related expenses of $922,000 to $1,540,000 in the current year period compared to $2,462,000 in the same prior year period primarily related to a reduction of research and development personnel combined with the reassignment of certain personnel to our contract manufacturing operations;
•	Decrease in manufacturing costs of $820,000 to $2,365,000 in the current year period compared to $3,185,000 in the same prior year period primarily related to internal and external costs and expenses incurred in the prior year associated with preparing bavituximab for commercial production; and
•	Decreases in facility-related expenses and share-based compensation expense (non-cash) of $240,000 and $107,000, respectively.

These current year period decreases in research and development expenses were further supplemented by a $700,000 reduction in research and development expense related to consideration received during the three months ended July 31, 2016 for certain services we provided under a former research and development collaboration with an unrelated entity.

In addition, during June 2016, we announced a clinical development strategy focused on conducting small, early stage studies of bavituximab in combination with immune stimulating therapies. These trials may be conducted independently, in conjunction with our partners, or through ISTs. The goal of these trials will be to generate compelling clinical and translational biomarker data that demonstrate the ability of treatment combinations featuring bavituximab to modify immune activity within the tumor microenvironment to support cancer killing. We plan to leverage these data, if positive, to attract partnering interest in our PS-targeting platform. Based on our current strategy, we expect research and development expenses for the current fiscal year to decrease at least 40% or more in comparison to fiscal year 2016.

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

The increase in SG&A expenses of $161,000 (3%) during the three months ended July 31, 2016 compared to the same period in the prior year was primarily due to current period increases in payroll and related expenses and facility related expenses, offset by current period decreases in share-based compensation expense (non-cash) and other general corporate expenses. We expect SG&A expenses for the remainder of the current fiscal year to continue to slightly increase in comparison to fiscal year 2016 as we continue to increase our infrastructure to support the expansion of our contract manufacturing business.

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial position and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We review our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. During the three-month period ended July 31, 2016, there were no significant changes in our critical accounting policies as previously disclosed by us in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

Liquidity and Capital Resources

At July 31, 2016, we had $44,195,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect negative cash flows from operations to continue until at least the fiscal year ending April 30, 2018 before we believe we can generate sufficient revenue from Avid’s contract manufacturing services to achieve profitability. Therefore, unless and until we are able to generate sufficient revenue from Avid’s contract manufacturing services or from the sale or licensing of our product candidates under development, we expect such losses to continue through at least the fiscal year ending April 30, 2018.

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

Historically, we have funded a significant portion of our operations through the issuance of equity. During the three months ended July 31, 2016, we raised $2,170,000 in aggregate gross proceeds from the sale of shares of our common stock (as described in Note 6 to the accompanying unaudited condensed consolidated financial statements). Subsequent to July 31, 2016 and through September 8, 2016, we raised an additional $1,601,000 in aggregate gross proceeds from the sale of shares of our 10.5% Series E Convertible Preferred Stock (the “Series E Preferred Stock”) (as described in Note 11 to the accompanying unaudited condensed consolidated financial statements). As of September 8, 2016, $110,416,000 remained available to us under our two effective shelf registration statements, which allows us from time to time to offer and sell shares of our common stock or Series E Preferred Stock, in one or more offerings, either individually or in combination.

Our ability to raise additional capital in the equity markets to fund our obligations in future periods is dependent on a number of factors, including, but not limited to, the market demand for our common stock or Series E Preferred Stock. The market demand or liquidity of our common stock and/or Series E Preferred Stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse financial results, and negative research and development results.

With respect to our ability to generate additional contract manufacturing revenue, Avid currently has a revenue backlog of $71 million under signed contracts from existing customers covering manufacturing services expected to be completed during the current fiscal year and into fiscal year 2018.

Although it is difficult to predict all of our future liquidity requirements, we believe that our cash and cash equivalents as of July 31, 2016 combined with the additional proceeds raised subsequent to July 31, 2016 and through September 8, 2016, and the projected cash receipts from manufacturing services will be sufficient to fund our operations through at least the next twelve months, which estimate assumes we raise no additional capital from the capital markets or other potential sources.

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

Significant components of the changes in cash flows from operating, investing, and financing activities for the three months ended July 31, 2016 compared to the same prior year period are as follows:

Net Cash Used In Operating Activities. Net cash used in operating activities represents our (i) net loss, as reported, (ii) less non-cash operating expenses, and (iii) net changes in the timing of cash flows as reflected by the changes in operating assets and liabilities, as described in the below table:

	Three Months Ended July 31,
	2016	2015
Net loss, as reported	$(11,057,000)	$(13,723,000)
Less non-cash operating expenses:
Share-based compensation	837,000	1,183,000
Depreciation and amortization	613,000	234,000
Net cash used in operating activities before changes in operating assets and liabilities	$(9,607,000)	$(12,306,000)
Net change in operating assets and liabilities	$(8,315,000)	$(4,926,000)
Net cash used in operating activities	$(17,922,000)	$(17,232,000)

Net cash used in operating activities increased $690,000 to $17,922,000 for the three months ended July 31, 2016 compared to net cash used in operating activities of $17,232,000 for the three months ended July 31, 2015. This increase in net cash used in operating activities was due to a net change in operating assets and liabilities of $3,389,000 due to the timing of cash receipts and expenditures, offset by a decrease of $2,699,000 in net loss reported for the current three-month period after deducting non-cash operating expenses as described in the above table.

Net Cash Used In Investing Activities. Net cash used in investing activities for the three months ended July 31, 2016 and 2015, was $375,000 and $704,000, respectively.

Net cash used in investing activities during the three months ended July 31, 2016 consisted of property and equipment acquisitions of $275,000 related to our manufacturing operations combined with an increase in other assets of $100,000.

Net cash used in investing activities during the three months ended July 31, 2015 consisted of property and equipment acquisitions of $1,099,000 offset by a decrease in other assets of $395,000. Property and equipment acquisitions during the three months ended July 31, 2015 primarily related to costs associated with the construction of our Myford facility to support Avid’s projected revenue growth and to support the manufacturing of our product candidates. The construction of the Myford facility was completed and placed into service during fiscal year 2016. The decrease in other assets was primarily due to the transfer of progress payments incurred during fiscal year 2015 to property and equipment related to our manufacturing operations.

Net Cash Provided By Financing Activities. Net cash provided by financing activities for the three months ended July 31, 2016 and 2015, was $1,080,000 and $8,951,000, respectively.

Net cash provided by financing activities during the three months ended July 31, 2016 consisted of $913,000 in net proceeds from the sale of shares of our common stock under an At Market Issuance Sales Agreement combined with $1,202,000 in net proceeds from the sale of shares of our common stock under an Equity Distribution Agreement, which amounts were offset by dividends paid on our issued and outstanding Series E Preferred Stock of $1,035,000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our cash and cash equivalents are primarily invested in money market funds with one major commercial bank with the primary objective to preserve our principal balance. Our deposits held with this bank exceed the amount of government insurance limits provided on our deposits and, therefore, we are exposed to credit risk in the event of default by the major commercial bank holding our cash balances. However, these deposits may be redeemed upon demand and, therefore, bear minimal risk. In addition, while changes in U.S. interest rates would affect the interest earned on our cash balances at July 31, 2016, such changes would not have a material adverse effect on our financial position or results of operations based on historical movements in interest rates.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2016, the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2016.

There were no significant changes in our internal control over financial reporting, during the quarter ended July 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments in the legal proceedings disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

Item 1A. Risk Factors.

There have been no material changes to the risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

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

________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEREGRINE PHARMACEUTICALS, INC.

Date: September 8, 2016	By: /s/ Steven W. King
Steven W. King
President and Chief Executive Officer

Date: September 8, 2016	By: /s/ Paul J. Lytle
Paul J. Lytle
Chief Financial Officer
(signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)

