Form 10-Q
period 2016-10-31
PEREGRINE PHARMACEUTICALS INC
filed 2016-12-12
CIK 704562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

Yes ☐    No ☒

As of December 8, 2016, there were 257,141,534 shares of common stock, $0.001 par value, outstanding.

PEREGRINE PHARMACEUTICALS, INC.

TABLE OF CONTENTS

The terms “we,” “us,” “our,” “the Company,” and “Peregrine,” as used in this Quarterly Report on Form 10-Q refer to Peregrine Pharmaceuticals, Inc. and its wholly owned subsidiary, Avid Bioservices, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	OCTOBER 31, 2016	APRIL 30, 2016
	Unaudited	(Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,055,000	$61,412,000
Trade and other receivables	6,066,000	2,859,000
Inventories	25,924,000	16,186,000
Prepaid expenses and other current assets	1,711,000	1,351,000
Total current assets	82,756,000	81,808,000
Property and equipment, net	23,957,000	24,302,000
Restricted cash	600,000	600,000
Other assets	2,624,000	2,333,000
TOTAL ASSETS	$109,937,000	$109,043,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,572,000	$8,429,000
Accrued clinical trial and related fees	3,639,000	7,594,000
Accrued payroll and related costs	5,280,000	5,821,000
Deferred revenue	17,980,000	10,030,000
Customer deposits	26,928,000	24,212,000
Other current liabilities	1,012,000	1,488,000
Total current liabilities	66,411,000	57,574,000

Deferred rent, less current portion	1,347,000	1,395,000

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock - $0.001 par value; authorized 5,000,000 shares; 1,647,760 and 1,577,440 issued and outstanding at October 31, 2016 and April 30, 2016, respectively	2,000	2,000
Common stock-$0.001 par value; authorized 500,000,000 shares; 251,765,279 and 236,930,485 issued and outstanding at October 31, 2016 and April 30, 2016 , respectively	252,000	237,000
Additional paid-in capital	566,314,000	559,111,000
Accumulated deficit	(524,389,000)	(509,276,000)
Total stockholders’ equity	42,179,000	50,074,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$109,937,000	$109,043,000

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and comprehensive loss (UNAUDITED)

	THREE MONTHS ENDED OCTOBER 31,		SIX MONTHS ENDED OCTOBER 31,
	2016	2015	2016	2015
REVENUES:
Contract manufacturing revenue	$23,370,000	$9,523,000	$28,979,000	$18,902,000
License revenue	–	–	–	292,000
Total revenues	23,370,000	9,523,000	28,979,000	19,194,000

COSTS AND EXPENSES:
Cost of contract manufacturing	15,441,000	4,741,000	18,503,000	9,349,000
Research and development	7,022,000	14,190,000	15,591,000	28,108,000
Selling, general and administrative	4,984,000	4,416,000	10,044,000	9,315,000
Total costs and expenses	27,447,000	23,347,000	44,138,000	46,772,000

LOSS FROM OPERATIONS	(4,077,000)	(13,824,000)	(15,159,000)	(27,578,000)

Interest and other income	21,000	626,000	46,000	657,000

NET LOSS	$(4,056,000)	$(13,198,000)	$(15,113,000)	$(26,921,000)

COMPREHENSIVE LOSS	$(4,056,000)	$(13,198,000)	$(15,113,000)	$(26,921,000)

Series E preferred stock accumulated dividends	(1,442,000)	(1,380,000)	(2,477,000)	(2,413,000)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,498,000)	$(14,578,000)	$(17,590,000)	$(29,334,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	244,815,767	203,942,411	242,205,428	200,629,892

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.07)	$(0.07)	$(0.15)

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED OCTOBER 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,113,000)	$(26,921,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,722,000	2,457,000
Depreciation and amortization	1,219,000	457,000
Changes in operating assets and liabilities:
Trade and other receivables	(3,207,000)	909,000
Inventories	(9,738,000)	(5,200,000)
Prepaid expenses and other current assets	(360,000)	(640,000)
Other non-current assets	156,000	(177,000)
Accounts payable	2,888,000	(5,947,000)
Accrued clinical trial and related fees	(3,955,000)	2,228,000
Accrued payroll and related expenses	(541,000)	(476,000)
Deferred revenue	7,950,000	3,058,000
Customer deposits	2,716,000	3,572,000
Other accrued expenses and current liabilities	(476,000)	230,000
Deferred rent, less current portion	(48,000)	(126,000)
Net cash used in operating activities	(16,787,000)	(26,576,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquisitions	(828,000)	(4,534,000)
(Increase) decrease in other assets	(238,000)	459,000
Net cash used in investing activities	(1,066,000)	(4,075,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $185,000 and $444,000, respectively	5,781,000	36,198,000
Proceeds from issuance of Series E preferred stock, net of issuance costs of $57,000 and $1,000, respectively	1,577,000	59,000
Proceeds from issuance of common stock under Employee Stock Purchase Plan	254,000	334,000
Proceeds from exercise of stock options	–	132,000
Dividends paid on Series E preferred stock	(2,116,000)	(2,068,000)
Net cash provided by financing activities	5,496,000	34,655,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,357,000)	4,004,000

CASH AND CASH EQUIVALENTS, beginning of period	61,412,000	68,001,000

CASH AND CASH EQUIVALENTS, end of period	$49,055,000	$72,005,000

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable and other liabilities for purchase of property and equipment and other assets	$255,000	$2,463,000

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2016 (unaudited)

1.       ORGANIZATION AND BUSINESS

We are a biopharmaceutical company committed to improving the lives of patients by manufacturing pharmaceutical products through our wholly-owned subsidiary Avid Bioservices, Inc. (“Avid”), a contract development and manufacturing organization (“CDMO”) and through advancing and licensing our novel, development-stage immunotherapy products.

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

Liquidity and Financial Condition

At October 31, 2016, we had $49,055,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect negative cash flows from operations to continue until at least the fiscal year ending April 30, 2018 before we believe we can generate sufficient revenue from Avid’s contract manufacturing services to achieve profitability. Therefore, unless and until we are able to generate sufficient revenue from Avid’s contract manufacturing services or from the sale or licensing of our product candidates under development, we expect such losses to continue through at least the fiscal year ending April 30, 2018.

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

Historically, we have funded a significant portion of our operations through the issuance of equity. During the six months ended October 31, 2016, we raised $5,966,000 in aggregate gross proceeds from the sale of shares of our common stock and raised an additional $1,634,000 in aggregate gross proceeds from the sale of shares of our 10.5% Series E Convertible Preferred Stock (the “Series E Preferred Stock”) (Note 6). Subsequent to October 31, 2016 and through December 12, 2016, we raised an additional $1,670,000 in aggregate gross proceeds from the sale of shares of our common stock (Note 11). As of December 12, 2016, $105,345,000 remained available to us under our two effective shelf registration statements, which allows us from time to time to offer and sell shares of our common stock or Series E Preferred Stock, in one or more offerings, either individually or in combination.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2016 (unaudited) (continued)

Our ability to raise additional capital in the equity markets to fund our obligations in future periods is dependent on a number of factors, including, but not limited to, the market demand for our common stock or Series E Preferred Stock. The market demand or liquidity of our common stock and/or Series E Preferred Stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse financial results, and negative research and development results. Furthermore, our ability to raise additional capital in the equity markets has been significantly impacted by the decline in the market price of our common stock following our announcement in February 2016 that we were discontinuing the Phase III SUNRISE trial. As a result, we have experienced a substantial decline in the amount of additional capital that we have been able to raise from the sale of shares of our common stock as compared to recent fiscal years. If the market price of our common stock does not improve significantly, we may not be able to rely on the sale of shares of our common stock to fund our operations to the extent we have in prior years. If we are unable to either (i) raise sufficient capital in the equity markets, (ii) generate additional revenue from Avid, or (iii) license or partner our products in development, or any combination thereof, we may need to delay, scale back, or eliminate some or all our research and development efforts, or restructure our operations, which may include delaying the planned expansion of our contract manufacturing business. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

Cash and Cash Equivalents

We consider all short-term investments readily convertible to cash with an initial maturity of three months or less to be cash equivalents.

Restricted Cash

Under the terms of two separate operating leases related to our facilities, we are required to maintain, as collateral, letters of credit during the terms of such leases. At October 31, 2016 and April 30, 2016, we had restricted cash of $600,000, in aggregate, under these letters of credit.

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

Our trade receivables from amounts billed for contract manufacturing services provided by Avid have historically been derived from a small customer base. Most contracts require up-front payments and installment payments during the service period. We perform periodic evaluations of the financial condition of our customers and generally do not require collateral, but we can terminate any contract if a material default occurs. At October 31, 2016 and April 30, 2016, over 98% of our trade receivables were due from four customers.

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

Revenue Recognition

We currently derive revenue from our contract manufacturing services provided by Avid. We recognize revenue in accordance with the authoritative guidance for revenue recognition when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery (or passage of title) has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured. We also comply with the authoritative guidance for revenue recognition regarding arrangements with multiple elements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2016 (unaudited) (continued)

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

On occasion, we receive requests from customers to hold product manufactured by Avid on a “bill-and-hold” basis. Revenue is recognized for such “bill-and-hold” arrangements in accordance with the authoritative guidance, which requires, among other things, the existence of a valid business purpose for the arrangement; the “bill-and-hold” arrangement is at the request of the customer; title and risk of ownership must pass to the customer; the product is complete and ready for shipment; a fixed delivery date that is reasonable and consistent with the customer’s business practices; the product has been separated from our inventory; and no further performance obligations by us exist.

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

Impairment

Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. Long-lived assets are reported at the lower of carrying amount or fair value less cost to sell. For the six months ended October 31, 2016 and 2015, there was no impairment of the value of our long-lived assets.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2016 (unaudited) (continued)

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

As of October 31, 2016 and April 30, 2016, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash equivalents, which are primarily invested in money market funds with one major commercial bank, are carried at fair value based on quoted market prices for identical securities (Level 1 input).

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2016 (unaudited) (continued)

Clinical trial costs are a significant component of our research and development expenses. We have a history of contracting with third parties that perform various clinical trial activities on our behalf in the ongoing development of our product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flow. Expenses related to clinical trials are accrued based on our estimates and/or representations from third parties (including clinical research organizations) regarding services performed. If the contracted amounts are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), we modify our accruals accordingly on a prospective basis. Revisions in the scope of a contract are charged to expense in the period in which the facts that give rise to the revision become reasonably certain. There were no material adjustments for a change in estimate to research and development expenses in the accompanying unaudited condensed consolidated financial statements for the three and six months ended October 31, 2016 and 2015.

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

Share-based Compensation

We account for stock options and other share-based awards granted under our equity compensation plans in accordance with the authoritative guidance for share-based compensation. The estimated fair value of share-based payments to employees in exchange for services is measured at the grant date, using a fair value based method, such as a Black-Scholes option valuation model, and is recognized as expense on a straight-line basis over the requisite service periods. The fair value of modifications to share-based awards, if any, is generally estimated using a Black-Scholes option valuation model, unless a lattice model is required. Share-based compensation expense recognized during the period is based on the value of the portion of the share-based payment that is ultimately expected to vest during the period. As of October 31, 2016, there were no outstanding share-based awards with market or performance conditions.

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
FOR THE SIX MONTHS ENDED OCTOBER 31, 2016 (unaudited) (continued)

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

The potential dilutive effect of stock options, shares of common stock expected to be issued under our ESPP, and warrants outstanding during the period are calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. The potential dilutive effect of Series E Preferred Stock outstanding during the period was calculated using the if-converted method assuming the conversion of Series E Preferred Stock as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. However, because the impact of stock options, shares of common stock expected to be issued under our ESPP, warrants, and Series E Preferred Stock are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per common share amounts for the three and six months ended October 31, 2016 and 2015.

The calculation of weighted average diluted shares outstanding for the three and six-month periods ended October 31, 2016 and 2015 excludes the dilutive effect of the following weighted average outstanding stock options and shares of common stock expected to be issued under our ESPP as their impact are anti-dilutive during periods of net loss, resulting in an anti-dilutive effect:

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015

Stock Options	–	1,958,583	–	2,340,300
ESPP	165,672	40,581	119,972	40,519
Total	165,672	1,999,164	119,972	2,380,819

The calculation of weighted average diluted shares outstanding for the three and six-month periods ended October 31, 2016 and 2015 also excludes the following weighted average outstanding stock options, warrants, and Series E Preferred Stock (assuming the if-converted method), as their exercise prices or conversion price were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect:

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015

Stock Options	29,806,420	19,235,713	28,834,459	15,775,106
Warrants	273,280	273,280	273,280	273,280
Series E Preferred Stock	13,798,438	13,248,858	13,529,397	13,243,359
Total	43,878,138	32,757,851	42,637,136	29,291,745

Subsequent to October 31, 2016 and through December 12, 2016, we sold an aggregate of 5,376,255 shares of our common stock (Note 11), which are not included in the calculation of basic and dilutive net loss per common share for the three and six months ended October 31, 2016.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2016 (unaudited) (continued)

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU No. 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU No. 2014-15 provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the financial statement footnotes. ASU No. 2014-15 is effective for annual reporting periods ending after December 15, 2016, which will be our fiscal year ending April 30, 2017, and to annual and interim periods thereafter. Early adoption is permitted. We have not yet determined the effect that the adoption of this guidance will have on the disclosures included in our consolidated financial statements as our analysis regarding our ability to continue as a going concern will be performed in conjunction with the preparation of our Annual Report on Form 10-K for the fiscal year ending April 30, 2017.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Under existing standards, deferred taxes for each tax-paying jurisdiction are presented as a net current asset or liability and net long-term asset or liability. To simplify presentation, the new guidance will require that all deferred tax assets and liabilities, along with related valuation allowances, be classified as long-term on the balance sheet. As a result, each tax-paying jurisdiction will now only have one net long-term deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. ASU No. 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, which will be our fiscal year 2018 beginning May 1, 2017. We do not expect the adoption of ASU No. 2015-17 to have a material impact on our consolidated financial statements and related disclosures.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2016 (unaudited) (continued)

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

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which addresses diversity in practice related to the classification and presentation of changes in restricted cash on the statement of cash flows. ASU No. 2016-18 will require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU No. 2016-18 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which will be our fiscal year 2019 beginning May 1, 2018. Early adoption is permitted. We are currently evaluating the impact the adoption of ASU No. 2016-18 will have on our consolidated financial statements and related disclosures.

3.       Trade and other RECEIVABLEs

Trade receivables are recorded at the invoiced amount net of an allowance for doubtful accounts, if necessary. Other receivables are reported at amounts expected to be collected net of an allowance for doubtful accounts, if necessary. Trade and other receivables consist of the following:

	October 31, 2016	April 30, 2016
Trade receivables(1)	$5,551,000	$2,494,000
Other receivables	515,000	365,000
Total trade and other receivables	$6,066,000	$2,859,000

______________

(1)               Represents amounts billed for contract manufacturing services provided by Avid.

We continually monitor our allowance for doubtful accounts for all receivables. We apply judgment in assessing the ultimate realization of our receivables and we estimate an allowance for doubtful accounts based on various factors, such as, the aging of accounts receivable balances, historical experience, and the financial condition of our customers. Based on our analysis of our receivables as of October 31, 2016 and April 30, 2016, we determined that no allowance for doubtful accounts was necessary with respect to our trade and other receivables.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2016 (unaudited) (continued)

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

Property and equipment, net, consists of the following:

	October 31, 2016	April 30, 2016
Leasehold improvements	$19,990,000	$19,610,000
Laboratory equipment	10,569,000	10,257,000
Furniture, fixtures, office equipment and software	4,227,000	4,045,000
Total property and equipment	34,786,000	33,912,000
Less accumulated depreciation and amortization	(10,829,000)	(9,610,000)
Total property and equipment, net	$23,957,000	$24,302,000

Depreciation and amortization expense for the three and six months ended October 31, 2016 was $606,000 and $1,219,000, respectively. Depreciation and amortization expense for the three and six months ended October 31, 2015 was $223,000 and $457,000, respectively.

5.       INVENTORIES

Inventories are recorded at the lower of cost or market (net realizable value) and primarily include raw materials, direct labor and overhead costs (work-in-process) associated with our wholly-owned subsidiary, Avid. Cost is determined by the first-in, first-out method. Inventories consist of the following:

	October 31, 2016	April 30, 2016
Raw materials	$11,696,000	$10,911,000
Work-in-process	14,228,000	5,275,000
Total inventories	$25,924,000	$16,186,000

6.       STOCKHOLDERS’ EQUITY

Sales of Common Stock and Preferred Stock

Our ability to continue to fund our operations is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity.

Sale of Common Stock

During the six months ended October 31, 2016, we issued shares of our common stock under the following agreements:

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2016 (unaudited) (continued)

AMI Sales Agreement - On August 7, 2015, we entered into an At Market Issuance Sales Agreement (“AMI Sales Agreement”) with MLV & Co. LLC (“MLV”), pursuant to which we may sell shares of our common stock through MLV, as agent, for aggregate gross proceeds of up to $30,000,000, in registered transactions from our shelf registration statement on Form S-3 (File No. 333-201245), which was declared effective by the SEC on January 15, 2015 (“January 2015 Shelf”). Sales of our common stock through MLV may be made by any method that is deemed an “at the market offering” as defined in Rule 415 of the Securities Act. We pay MLV a commission equal to 2.5% of the gross proceeds from the sale of our common stock pursuant to the AMI Sales Agreement. During the six months ended October 31, 2016, we sold 8,309,357 shares of our common stock at market prices under the AMI Sales Agreement, for aggregate gross proceeds of $3,450,000 before deducting commissions and other issuance costs of $108,000. As of October 31, 2016, aggregate gross proceeds of up to $19,103,000 remained available to us under the AMI Sales Agreement.

Equity Distribution Agreement - On August 7, 2015, we entered into an Equity Distribution Agreement, with Noble International Investments, Inc., doing business as Noble Life Science Partners, a division of Noble Financial Capital Markets (“Noble”), pursuant to which we may sell shares of our common stock through Noble, as agent, for aggregate gross proceeds of up to $20,000,000, in registered transactions from our January 2015 Shelf. Sales of our common stock through Noble may be made by any method that is deemed an “at the market offering” as defined in Rule 415 of the Securities Act. We pay Noble a commission equal to 2.5% of the gross proceeds from the sale of our common stock pursuant to the Equity Distribution Agreement. During the six months ended October 31, 2016, we sold 5,637,404 shares of our common stock at market prices under the Equity Distribution Agreement for aggregate gross proceeds of $2,516,000 before deducting commissions and other issuance costs of $77,000. As of October 31, 2016, aggregate gross proceeds of up to $10,515,000 remained available to us under the Equity Distribution Agreement.

Sale of Series E Preferred Stock

Series E AMI Sales Agreement - On June 13, 2014, we entered into an At Market Issuance Sales Agreement (“Series E AMI Sales Agreement”) with MLV, pursuant to which we may issue and sell shares of our Series E Preferred Stock through MLV, as agent, for aggregate gross proceeds of up to $30,000,000, in registered transactions from our shelf registration statement on Form S-3 (File No. 333-193113), which was declared effective by the SEC on January 16, 2014. Sales of our Series E Preferred Stock through MLV may be made by any method that is deemed an “at the market offering” as defined in Rule 415 of the Securities Act. We pay MLV a commission of up to 5% of the gross proceeds from the sale of our Series E Preferred Stock pursuant to the Series E AMI Sales Agreement. During the six months ended October 31, 2016, we sold 70,320 shares of our Series E Preferred Stock at market prices under the Series E AMI Sales Agreement for aggregate gross proceeds of $1,634,000 before deducting commissions and other issuance costs of $57,000. As of October 31, 2016, aggregate gross proceeds of up to $9,101,000 remained available under the Series E AMI Sales Agreement.

Series E Preferred Stock Dividends

The following table summarizes the Series E Preferred Stock dividend activity for the six months ended October 31, 2016:

Declaration Date	Dividend Per Share	Annualized Percentage Rate	Liquidation Preference	Accrual Period	Record Date	Payment Date
6/2/2016	$0.65625	10.50%	$25.00	4/1/2016 – 6/30/2016	6/17/2016	7/1/2016
9/6/2016	$0.65625	10.50%	$25.00	7/1/2016 – 9/30/2016	9/16/2016	10/3/2016

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2016 (unaudited) (continued)

Shares of Common Stock Authorized and Reserved for Future Issuance

We are authorized to issue up to 500,000,000 shares of our common stock. As of October 31, 2016, 251,765,279 shares of our common stock were issued and outstanding. In addition, our common stock outstanding as of October 31, 2016 excluded the following shares of our common stock reserved for future issuance:

•	39,525,245 shares of common stock reserved for issuance under outstanding option grants and available for issuance under our stock incentive plans;
•	10,520,626 shares of common stock reserved for and available for issuance under our Employee Stock Purchase Plan;
•	273,280 shares of common stock issuable upon exercise of outstanding warrants; and
•	47,785,040 shares of common stock issuable upon conversion of our outstanding Series E Preferred Stock (1).

_____________

(1)	The Series E Preferred Stock is convertible into a number of shares of our common stock determined by dividing the liquidation preference of $25.00 per share by the conversion price, currently $3.00 per share. If all outstanding Series E Preferred Stock were converted at the $3.00 per share conversion price, the holders of Series E Preferred Stock would receive an aggregate of 13,731,333 shares of our common stock. However, we have reserved the maximum number of shares of our common stock that could be issued upon a change of control event assuming our shares of common stock are acquired for consideration of $0.855 per share or less. In this scenario, each outstanding share of Series E Preferred Stock could be converted into 29 shares of our common stock, representing the Share Cap.

7.       equity compensation plans

Stock Incentive Plans

As of October 31, 2016, we had an aggregate of 39,525,245 shares of our common stock reserved for issuance under our stock incentive plans, of which 29,674,529 shares were subject to outstanding options and 9,850,716 shares were available for future grants of share-based awards.

The following summarizes our stock option transaction activity for the six months ended October 31, 2016:

Stock Options	Shares	Weighted Average Exercisable Price
Outstanding, May 1, 2016	23,751,261	$1.48
Granted	6,856,384	$0.49
Exercised	–	–
Canceled or expired	(933,116)	$1.14
Outstanding, October 31, 2016	29,674,529	$1.26

Employee Stock Purchase Plan

We have reserved a total of 15,000,000 shares of our common stock to be purchased under our ESPP, of which 10,520,626 shares remained available to purchase at October 31, 2016. The ESPP allows eligible employees on a voluntary basis to purchase shares of our common stock directly from us. Under the ESPP, we sell shares to participants at a price equal to the lesser of 85% of the fair market value of our common stock at the (i) beginning of a six-month offering period, or (ii) end of the six-month offering period. The ESPP provides for two six-month offering periods each year; the first offering period begins on the first trading day on or after each November 1; the second offering period begins on the first trading day on or after each May 1. During the six months ended October 31, 2016, 888,033 shares of our common stock were purchased under the ESPP at a purchase price of $0.29 per share.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2016 (unaudited) (continued)

Share-Based Compensation

Total share-based compensation expense related to share-based awards issued under our equity compensation plans is included in the accompanying unaudited condensed consolidated statements of operations as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015
Cost of contract manufacturing	$24,000	$9,000	$66,000	$22,000
Research and development	446,000	569,000	816,000	1,040,000
Selling, general and administrative	415,000	696,000	840,000	1,395,000
Total	$885,000	$1,274,000	$1,722,000	$2,457,000

Share-based compensation from:
Stock options	$823,000	$1,223,000	$1,554,000	$2,347,000
ESPP	62,000	51,000	168,000	110,000
	$885,000	$1,274,000	$1,722,000	$2,457,000

As of October 31, 2016, the total estimated unrecognized compensation cost related to non-vested employee stock options was $3,844,000. This cost is expected to be recognized over a weighted average vesting period of 1.68 years based on current assumptions.

8.       WARRANTS

No warrants were issued or exercised during the three and six months ended October 31, 2016. As of October 31, 2016, warrants to purchase 273,280 shares of our common stock at an exercise price of $2.47 were outstanding and are exercisable through August 30, 2018.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2016 (unaudited) (continued)

Segment information is summarized as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015
Contract manufacturing services revenue	$23,370,000	$9,523,000	$28,979,000	$18,902,000
Cost of contract manufacturing services	15,441,000	4,741,000	18,503,000	9,349,000

Gross profit	7,929,000	4,782,000	10,476,000	9,553,000

Revenue from products in research and development	–	–	–	292,000
Research and development expense	(7,022,000)	(14,190,000)	(15,591,000)	(28,108,000)
Selling, general and administrative expense	(4,984,000)	(4,416,000)	(10,044,000)	(9,315,000)
Interest and other income	21,000	626,000	46,000	657,000
Net loss	$(4,056,000)	$(13,198,000)	$(15,113,000)	$(26,921,000)

Revenue generated from our contract manufacturing services segment was derived from a limited number of customers. The percentages below represent revenue derived from each customer as a percentage of total contract manufacturing services revenue:

	Three Months Ended October 31,		Six Months Ended October 31,
Customer	2016	2015	2016	2015
Halozyme Therapeutics, Inc.	77%	56%	74%	70%
Customer A	10	41	14	28
Customer B	12	–	10	–
Other customers	1	3	2	2
Total	100%	100%	100%	100%

In addition, during the three and six months ended October 31, 2016 and 2015, contract manufacturing services revenue was derived solely from U.S. based customers.

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

Our long-lived assets are located in the U.S. and consist of leasehold improvements, laboratory equipment, furniture and fixtures, office equipment and software and are net of accumulated depreciation. Long-lived assets by segment consist of the following:

	October 31, 2016	April 30, 2016
Long-lived Assets, net:
Contract manufacturing services	$22,594,000	$22,783,000
Products in research and development	1,363,000	1,519,000
Total	$23,957,000	$24,302,000

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2016 (unaudited) (continued)

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

11.       SUBSEQUENT EVENTS

Sale of Common Stock

AMI Sales Agreement - Subsequent to October 31, 2016 and through December 12, 2016, we sold 3,788,346 shares of common stock at market prices under the AMI Sales Agreement (Note 6) for aggregate gross proceeds of $1,174,000. As of December 12, 2016, aggregate gross proceeds of up to $17,929,000 remained available to us under the AMI Sales Agreement.

Equity Distribution Agreement - Subsequent to October 31, 2016 and through December 12, 2016, we sold 1,587,909 shares of common stock at market prices under the Equity Distribution Agreement (Note 6) for aggregate gross proceeds of $496,000. As of December 12, 2016, aggregate gross proceeds of up to $10,019,000 remained available to us under the Equity Distribution Agreement.

Series E Preferred Stock Dividend

On December 6, 2016, our Board of Directors declared a quarterly cash dividend of $0.65625 per share on our Series E Preferred Stock. The dividend payment is equivalent to an annualized 10.50% per share, based on the $25.00 per share stated liquidation preference, accruing from October 1, 2016 through December 31, 2016. The cash dividend is payable on January 3, 2017 to holders of the Series E Preferred Stock of record on December 16, 2016.

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

In March 2016, we formally commissioned our Myford biomanufacturing facility which doubled our manufacturing capacity. The 40,000 square foot facility, which is our second manufacturing facility, is designed to utilize single-use equipment up to the 2,000-liter manufacturing scale to accommodate a fully disposable biomanufacturing process for products in late stage clinical development to commercial. This facility is currently being utilized to complete multiple process validation runs for our third-party customers. As we complete these process validation runs, this moves us a step closer to generating revenue from commercial production from this new manufacturing facility, provided our third-party customers’ products are approved. The facility is located adjacent to our current headquarters in Tustin, California.

As we look to expand our CDMO capacity and capabilities, we are planning to construct a third manufacturing facility focused on products in clinical development, that we believe will further significantly increase our manufacturing capacity.  We have leased a 25,000 square foot building in close proximity to our current campus that could be utilized for construction of this new clinical facility. However, we are currently evaluating an alternative location that would allow us to utilize an existing manufacturing infrastructure that we believe may enhance manufacturing efficiencies and reduce the overall cost to construct our new facility. If we secure the alternative location in the near term, we would intend to utilize the aforementioned 25,000 square foot location as additional warehousing capacity. Due to our ongoing evaluations, we now anticipate that the new clinical manufacturing facility will be complete and ready for clinical manufacturing activities by the end of calendar year 2017.

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

As discussed above, on June 2016, we announced a shift in corporate strategy to focus exclusively on small, early stage clinical trials combining bavituximab with immune stimulating therapies. For this reason, we will not proceed with any previously planned Company-sponsored Phase II clinical trials. We are currently conducting an extensive review and analysis of the available clinical data from the Phase III SUNRISE trial discussed below and testing the numerous collected samples for potential biomarkers in order to determine if certain subgroups or patients with other characteristics benefited more from bavituximab. We believe such information will be important in helping guide the bavituximab clinical program, including our collaboration with AstraZeneca.

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

While specific timing has not been established, nor within our control, we expect that the first studies will be initiated over the coming months.

Bavituximab in Front-Line Rectal Adenocarcinoma IST

This Phase I IST was designed to assess bavituximab in combination with capecitabine and radiation therapy in up to 18 patients with Stage II or III rectal adenocarcinoma. The primary endpoint is to determine the safety, feasibility and tolerability with a standard platform of capecitabine and radiation therapy. Secondary endpoints include overall response rate and pathological complete response (pCR) rate in patients. Patient enrollment was completed in October 2015 and we believe the investigator plans to prepare and submit a manuscript of results.

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

In October 2016, we announced interim top-line results at the European Society for Medical Oncology (“ESMO”) 2016 Congress. The top-line results were based on a data cut-off after 70% (330/473) of the targeted overall survival (“OS”) events had been reached and demonstrated the addition of bavituximab to docetaxel did not result in improvement of the study’s primary endpoint of OS in the intent-to-treat population. Median OS for the bavituximab plus docetaxel group was 10.7 months as compared to 10.8 months for the placebo plus docetaxel control group (HR = 1.110; p = 0.382).  Median progression free survival (“PFS”) for the bavituximab-containing group was 4.1 months compared to 3.9 months for the control group (HR = 0.97; p = 0.803).  Objective response rates based on independent central review were currently 13% and 11% (p = 0.53) for the bavituximab-containing and control groups, respectively.  Additionally, the safety profile of the combination of bavituximab with docetaxel group was similar to placebo plus docetaxel group.

In addition, we are currently conducting an extensive review of the available data and testing the numerous collected samples for potential biomarkers in order to understand what subgroups or other patient characteristics may have impacted the performance of the study. At the ESMO 2016 Congress, we presented data that showed that certain levels of the serum protein beta-2 glycoprotein-1 (β2GP1) may be useful for identifying patients who are more likely to benefit from a bavituximab-containing therapeutic regimen. Numerous other potential biomarkers are currently being analyzed with the goal of developing a multi-marker signature that can potentially identify patients that are likely to receive significant clinical benefit from a bavituximab-containing therapeutic regimen. We believe such information will be important in supporting our clinical strategy as discussed above.

Results of Operations

The following table compares the unaudited condensed consolidated statements of operations for the three and six-month periods ended October 31, 2016 and 2015. This table provides you with an overview of the changes in the condensed consolidated statements of operations for the comparative periods, which are further discussed below.

	Three Months Ended October 31,			Six Months Ended October 31,
	2016	2015	$ Change	2016	2015	$ Change
REVENUES:
Contract manufacturing revenue	$23,370,000	$9,523,000	$13,847,000	$28,979,000	$18,902,000	$10,077,000
License revenue	–	–	–	–	292,000	(292,000)
Total revenues	23,370,000	9,523,000	13,847,000	28,979,000	19,194,000	9,785,000

COSTS AND EXPENSES:
Cost of contract manufacturing	15,441,000	4,741,000	10,700,000	18,503,000	9,349,000	9,154,000
Research and development	7,022,000	14,190,000	(7,168,000)	15,591,000	28,108,000	(12,517,000)
Selling, general & administrative	4,984,000	4,416,000	568,000	10,044,000	9,315,000	729,000

Total costs and expenses	27,447,000	23,347,000	4,100,000	44,138,000	46,772,000	(2,634,000)

LOSS FROM OPERATIONS	(4,077,000)	(13,824,000)	9,747,000	(15,159,000)	(27,578,000)	12,419,000
Interest and other income	21,000	626,000	(605,000)	46,000	657,000	(611,000)

NET LOSS	$(4,056,000)	$(13,198,000)	$9,142,000	$(15,113,000)	$(26,921,000)	$11,808,000

Results of operations for interim periods covered by this Quarterly Report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year or for any other period.

Contract Manufacturing Revenue

Three Months:  The increase in contract manufacturing revenue of $13,847,000 (145%) during the three months ended October 31, 2016 compared to the same period in the prior year was primarily due to an increase in the number of manufacturing runs shipped in the current year period due to an increased demand for contract manufacturing services combined with increased manufacturing capacity associated with our Myford biomanufacturing facility, which became fully operational in March 2016, supplemented with the timing of shipment of several manufacturing runs that were delayed from the prior quarter ended July 31, 2016 to the current quarter due to a previously disclosed unexpected delay in third-party product testing needed for final product release.

Six Months:  The increase in contract manufacturing revenue of $10,077,000 (53%) during the six-month period ended October 31, 2016 compared to the same period in the prior year was primarily due to an increase in the number of manufacturing runs shipped in the current year period due to an increased demand for contract manufacturing services combined with increased manufacturing capacity associated with our Myford biomanufacturing facility.

Based on our current commitments for manufacturing services from Avid’s third-party customers and the anticipated completion of in-process third-party customer manufacturing runs, we expect contract manufacturing revenue for the full fiscal year ending April 30, 2017 to range from $50 to $55 million.

License Revenue

Six Months: The decrease in license revenue of $292,000 during the six months ended October 31, 2016 compared to the same period in the prior year was directly related to revenue recognized in the prior year period in accordance with the terms of our existing license agreements. Based on our existing licensing agreements, we do not expect license revenue to be a significant source of revenue for the current fiscal year.

Cost of Contract Manufacturing

Three and Six Months: The increases in cost of contract manufacturing of $10,700,000 (226%) and $9,154,000 (98%) during the three and six-month periods ended October 31, 2016, respectively, compared to the same periods in the prior year was primarily due to the current year three and six-month period increases in contract manufacturing revenue. In addition, we saw a decline in our gross margin for the current year three and six-month periods, which was primarily attributed to the mix of products manufactured for and services provided to our customers and the variability of costs from product to product.

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

Three Months: The decrease in research and development expenses of $7,168,000 (51%) during the three months ended October 31, 2016 compared to the same prior year period was primarily related to the following decreases associated with our PS-targeting platform:

•	Decrease in third-party clinical trial costs of $5,000,000 primarily attributed to a decrease in costs related to our discontinued Phase III SUNRISE trial (as discussed above) and previously planned Phase II trials in breast and lung cancers;

•	Decrease in manufacturing costs of $1,049,000 primarily related to internal and external costs and expenses incurred in the prior year associated with preparing bavituximab for commercial production; and

•	Decrease in payroll and related expenses of $1,007,000 primarily related to a reduction of research and development personnel combined with the reassignment of certain personnel to our contract manufacturing operations;

Six Months: The decrease in research and development expenses of $12,517,000 (45%) during the six months ended October 31, 2016 compared to the same prior year period was primarily related to the following decreases associated with our PS-targeting platform:

•	Decrease in third-party clinical trial costs of $7,274,000 related to the clinical development of bavituximab related to our discontinued Phase III SUNRISE trial (as discussed above) and previously planned Phase II trials in breast and lung cancers;

•	Decrease in payroll and related expenses of $1,929,000 related to a reduction of research and development personnel combined with the reassignment of certain personnel to our contract manufacturing operations;

•	Decrease in manufacturing costs of $1,869,000 primarily related to internal and external costs and expenses incurred in the prior year associated with preparing bavituximab for commercial production; and

•	Decreases in facility-related expenses and share-based compensation expense (non-cash) of $514,000 and $232,000, respectively.

In addition, during June 2016, we announced a clinical development strategy focused on conducting small, early stage studies of bavituximab in combination with immune stimulating therapies. These trials may be conducted independently, in conjunction with our collaborators, or through ISTs. The goal of these trials will be to generate compelling clinical and translational biomarker data that demonstrate the ability of treatment combinations featuring bavituximab to modify immune activity within the tumor microenvironment to support cancer killing. We plan to leverage these data, if positive, to attract partnering interest in our PS-targeting platform. Based on our current strategy, we expect research and development expenses for the current fiscal year to decrease at least 40% or more in comparison to our fiscal year ended April 30, 2016.

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

Three and Six Months: The increases in SG&A expenses of $568,000 (13%) and $729,000 (8%) during the three and six-month periods ended October 31, 2016, respectively, compared to the same periods in the prior year was primarily due to current year period increases in payroll and related expenses and facility related expenses, offset by current year period decreases in share-based compensation expense (non-cash) and other general corporate expenses. We expect SG&A expenses for the remainder of the current fiscal year ending April 30, 2017 to remain in-line with our current six month period as we continue to increase our infrastructure to support the expansion of our contract manufacturing business.

Interest and Other Income

Three and Six Months: The decreases in interest and other income of $605,000 (97%) and $611,000 (93%) during the three and six-month periods ended October 31, 2016, respectively, compared to the same periods in the prior year was directly related to the receipt in the prior year of a $600,000 settlement payment from a former third-party vendor during the three-month period ended October 31, 2015, in accordance with the terms of the confidential settlement and release agreement we entered into with the former third-party vendor on September 8, 2015.

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial position and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We review our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. During the three and six-month periods ended October 31, 2016, there were no significant changes in our critical accounting policies as previously disclosed by us in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

Liquidity and Capital Resources

At October 31, 2016, we had $49,055,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect negative cash flows from operations to continue until at least the fiscal year ending April 30, 2018 before we believe we can generate sufficient revenue from Avid’s contract manufacturing services to achieve profitability. Therefore, unless and until we are able to generate sufficient revenue from Avid’s contract manufacturing services or from the sale or licensing of our product candidates under development, we expect such losses to continue through at least the fiscal year ending April 30, 2018.

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

Historically, we have funded a significant portion of our operations through the issuance of equity. During the six months ended October 31, 2016, we raised $5,966,000 in aggregate gross proceeds from the sale of shares of our common stock and raised an additional $1,634,000 in aggregate gross proceeds from the sale of shares of our 10.5% Series E Convertible Preferred Stock (the “Series E Preferred Stock”) (as described in Note 6 to the accompanying unaudited condensed consolidated financial statements). Subsequent to October 31, 2016 and through December 12, 2016, we raised an additional $1,670,000 in aggregate gross proceeds from the sale of shares of our common stock (as described in Note 11 to the accompanying unaudited condensed consolidated financial statements). As of December 12, 2016, $105,345,000 remained available to us under our two effective shelf registration statements, which allows us from time to time to offer and sell shares of our common stock or Series E Preferred Stock, in one or more offerings, either individually or in combination.

Our ability to raise additional capital in the equity markets to fund our obligations in future periods is dependent on a number of factors, including but not limited to, the market demand for our common stock or Series E Preferred Stock. The market demand or liquidity of our common stock and/or Series E Preferred Stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse financial results, and negative research and development results. Furthermore, our ability to raise additional capital in the equity markets has been significantly impacted by the decline in the market price of our common stock following our announcement in February 2016 that we were discontinuing the Phase III SUNRISE trial. As a result, we have experienced a substantial decline in the amount of additional capital that we have been able to raise from the sale of shares of our common stock as compared to recent fiscal years. If the market price of our common stock does not improve significantly, we may not be able to rely on the sale of shares of our common stock to fund our operations to the extent we have in prior years.

With respect to our ability to generate additional contract manufacturing revenue, Avid currently has a revenue backlog of $73 million under signed contracts from existing customers covering manufacturing services, most of which, is expected to be completed during the current fiscal year and fiscal year 2018.

Although it is difficult to predict all of our future liquidity requirements, we believe that our cash and cash equivalents as of October 31, 2016 combined with the additional proceeds raised subsequent to October 31, 2016 and through December 12, 2016, and the projected cash receipts from manufacturing services provided by Avid for its third-party customers under will be sufficient to fund our operations through at least September 2017, which estimate assumes we raise no additional capital from the capital markets or other potential sources.

If we are unable to either (i) raise sufficient capital in the equity markets, (ii) generate additional revenue from Avid, or (iii) license or partner our products in development, or any combination thereof, we may need to delay, scale back, or eliminate some or all our research and development efforts, or restructure our operations, which may include delaying the planned expansion of our contract manufacturing business. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

Significant components of the changes in cash flows from operating, investing, and financing activities for the six months ended October 31, 2016 compared to the same prior year period are as follows:

Net Cash Used In Operating Activities. Net cash used in operating activities represents our (i) net loss, as reported, (ii) less non-cash operating expenses, and (iii) net changes in the timing of cash flows as reflected by the changes in operating assets and liabilities, as described in the below table:

	Six Months Ended October 31,
	2016	2015
Net loss, as reported	$(15,113,000)	$(26,921,000)
Less non-cash operating expenses:
Share-based compensation	1,722,000	2,457,000
Depreciation and amortization	1,219,000	457,000
Net cash used in operating activities before changes in operating assets and liabilities	$(12,172,000)	$(24,007,000)
Net change in operating assets and liabilities	$(4,615,000)	$(2,569,000)
Net cash used in operating activities	$(16,787,000)	$(26,576,000)

Net cash used in operating activities decreased $9,789,000 to $16,787,000 for the six months ended October 31, 2016 compared to net cash used in operating activities of $26,576,000 for the six months ended October 31, 2015. This decrease in net cash used in operating activities was due to a decrease in net loss reported for the current six-month period after deducting non-cash operating expenses of $11,835,000, as described in the above table, offset by a net change in operating assets and liabilities of $2,046,000 due to the timing of cash receipts and expenditures.

Net Cash Used In Investing Activities. Net cash used in investing activities for the six months ended October 31, 2016 and 2015, was $1,066,000 and $4,075,000, respectively.

Net cash used in investing activities during the six months ended October 31, 2016 consisted of property and equipment acquisitions of $828,000 related to our manufacturing operations combined with an increase in other assets of $238,000.

Net cash used in investing activities during the six months ended October 31, 2015 consisted of property and equipment acquisitions of $4,534,000 offset by a decrease in other assets of $459,000. Property and equipment acquisitions during the six months ended October 31, 2015 primarily related to costs associated with the construction of our Myford facility to support Avid’s projected revenue growth and to support the manufacturing of our product candidates. The construction of the Myford facility was completed and we placed the facility into service during our fiscal year ended April 30, 2016. The decrease in other assets was primarily due to the transfer of progress payments incurred during our fiscal year ended April 30, 2015 to property and equipment related to our manufacturing operations.

Net Cash Provided By Financing Activities. Net cash provided by financing activities for the six months ended October 31, 2016 and 2015, was $5,496,000 and $34,655,000, respectively.

Net cash provided by financing activities during the six months ended October 31, 2016 consisted of (i) $3,342,000 in net proceeds from the sale of shares of our common stock under an At Market Issuance Sales Agreement, (ii) $2,439,000 in net proceeds from the sale of shares of our common stock under an Equity Distribution Agreement, (iii) $1,577,000 in net proceeds from the sale of shares of our Series E Preferred Stock under a separate At Market Issuance Sales Agreement, and (iv) $254,000 in net proceeds from the purchase of shares of our common stock under our Employee Stock Purchase Plan (“ESPP”), which amounts were offset by dividends paid on our issued and outstanding Series E Preferred Stock of $2,116,000.

Net cash provided by financing activities during the six months ended October 31, 2015 consisted of (i) $19,999,000 in net proceeds from the sale of shares of our common stock under a Common Stock Purchase Agreement, (ii) $16,199,000 in net proceeds from the sale of shares of our common stock under two separate At Market Issuance Sales Agreements, (iii) $334,000 in net proceeds from the purchase of shares under our ESPP, (iv) $132,000 in net proceeds from stock option exercises, and (v) $59,000 in net proceeds from the sale of shares of our Series E Preferred Stock under a separate At Market Issuance Sales Agreement, which amounts were offset by dividends paid on our issued and outstanding Series E Preferred Stock of $2,068,000.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our cash and cash equivalents are primarily invested in money market funds with one major commercial bank with the primary objective to preserve our principal balance. Our deposits held with this bank exceed the amount of government insurance limits provided on our deposits and, therefore, we are exposed to credit risk in the event of default by the major commercial bank holding our cash balances. However, these deposits may be redeemed upon demand and, therefore, bear minimal risk. In addition, while changes in U.S. interest rates would affect the interest earned on our cash balances at October 31, 2016, such changes would not have a material adverse effect on our financial position or results of operations based on historical movements in interest rates.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2016, the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2016.

There were no significant changes in our internal control over financial reporting, during the quarter ended October 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There have been no material developments in the legal proceedings disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, except for the following risk factors:

If we cannot obtain additional funding, our product development efforts may be further reduced or discontinued and we may not be able to expand our contract manufacturing business.

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

Historically, we have funded a significant portion of our operations through the issuance of equity. During the six months ended October 31, 2016, we raised $5,966,000 in aggregate gross proceeds from the sale of shares of our common stock and raised an additional $1,634,000 in aggregate gross proceeds from the sale of shares of our 10.5% Series E Convertible Preferred Stock (the “Series E Preferred Stock”) (as described in Note 6 to the accompanying unaudited condensed consolidated financial statements). Subsequent to October 31, 2016 and through December 12, 2016, we raised an additional $1,670,000 in aggregate gross proceeds from the sale of shares of our common stock (as described in Note 11 to the accompanying unaudited condensed consolidated financial statements). As of December 12, 2016, $105,345,000 remained available to us under our two effective shelf registration statements, which allows us from time to time to offer and sell shares of our common stock or Series E Preferred Stock, in one or more offerings, either individually or in combination.

Our ability to raise additional capital in the equity markets to fund our obligations in future periods is dependent on a number of factors, including but not limited to, the market demand for our common stock or Series E Preferred Stock. The market demand or liquidity of our common stock and/or Series E Preferred Stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse financial results, and negative research and development results. Furthermore, our ability to raise additional capital in the equity markets has been significantly impacted by the decline in the market price of our common stock following our announcement in February 2016 that we were discontinuing the Phase III SUNRISE trial. As a result, we have experienced a substantial decline in the amount of additional capital that we have been able to raise from the sale of shares of our common stock as compared to recent fiscal years. If the market price of our common stock does not improve significantly, we may not be able to rely on the sale of shares of our common stock to fund our operations to the extent we have in prior years.

With respect to our ability to generate additional contract manufacturing revenue, Avid currently has a revenue backlog of $73 million under signed contracts from existing customers covering manufacturing services, most of which, is expected to be completed during the current fiscal year and fiscal year 2018.

Although it is difficult to predict all of our future liquidity requirements, we believe that our cash and cash equivalents as of October 31, 2016 combined with the additional proceeds raised subsequent to October 31, 2016 and through December 12, 2016, and the projected cash receipts from manufacturing services provided by Avid for its third-party customers under committed contracts will be sufficient to fund our operations through at least September 2017, which estimate assumes we raise no additional capital from the capital markets or other potential sources.

If we are unable to either (i) raise sufficient capital in the equity markets, (ii) generate additional revenue from Avid, or (iii) license or partner our products in development, or any combination thereof, we may need to delay, scale back, or eliminate some or all our research and development efforts, or restructure our operations, which may include delaying the planned expansion of our contract manufacturing business. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

If we fail to meet the continued listing standards of NASDAQ, our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.

Our common stock is currently traded on The NASDAQ Capital Market. As previously reported, on April 12, 2016 we received a letter from the staff of the Listing Qualifications Department (the “Staff”) of The NASDAQ Stock Market LLC (“NASDAQ”) notifying us that, for the previous 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The NASDAQ Capital Market under NASDAQ’s Listing Rule 5550(a)(2), which requires a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we were automatically afforded an initial “compliance period” of 180 calendar days following the date of the notification, or until October 10, 2016, to regain compliance with the Minimum Bid Price Requirement. Although we did not regain compliance with the Minimum Bid Price Requirement by October 10, 2016, we received a letter from the Staff on October 11, 2016 notifying us that, pursuant to Listing Rule 5810(c)(3)(A)(ii), we were eligible for an additional “compliance period” of 180 calendar days, or until April 10, 2017, to regain compliance with the Minimum Bid Price Requirement. The Staff’s determination in the October 11, 2016 notification letter was based on us meeting as of the last day of the initial “compliance period” the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The NASDAQ Capital Market with the exception of the Minimum Bid Price Requirement, and our written notice to NASDAQ of our intention to regain compliance by effecting a reverse stock split, if necessary. We may achieve compliance during this additional 180-day “compliance period” if the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days, but generally no more than 20 consecutive business days, before April 10, 2017.

If we choose to implement a reverse stock split in order to regain compliance with the Minimum Bid Price Requirement, we must complete the split no later than 10 business days prior to April 10, 2017 in order to timely regain compliance. If we do not regain compliance by April 10, 2017, the Staff indicated that it will provide written notification to us that our common stock will be delisted. At that time, we may appeal the Staff’s delisting determination to a NASDAQ Hearings Panel (“Panel”). Our common stock would remain listed pending the Panel’s decision. There can be no assurance that, if we do appeal any delisting determination by the Staff to the Panel, that such appeal would be successful. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease.

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

PEREGRINE PHARMACEUTICALS, INC.

Date: December 12, 2016	By:	/s/ Steven W. King
Steven W. King
President and Chief Executive Officer

Date: December 12, 2016	By:	/s/ Paul J. Lytle
Paul J. Lytle
Chief Financial Officer
(signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)

