Form 10-Q
period 2017-01-31
PEREGRINE PHARMACEUTICALS INC
filed 2017-03-13
CIK 704562

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

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

Yes ☐     No  ☒

As of March 10, 2017, there were 297,709,478 shares of common stock, $0.001 par value, outstanding.

PEREGRINE PHARMACEUTICALS, INC.

The terms “we,” “us,” “our,” “the Company,” and “Peregrine,” as used in this Quarterly Report on Form 10-Q refer to Peregrine Pharmaceuticals, Inc. and its wholly owned subsidiary, Avid Bioservices, Inc.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	JANUARY 31, 2017	APRIL 30, 2016
	Unaudited	(Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,528,000	$61,412,000
Trade and other receivables	5,883,000	2,859,000
Inventories	33,829,000	16,186,000
Prepaid expenses and other current assets	1,747,000	1,351,000
Total current assets	82,987,000	81,808,000
Property and equipment, net	24,143,000	24,302,000
Restricted cash	600,000	600,000
Other assets	3,587,000	2,333,000
TOTAL ASSETS	$111,317,000	$109,043,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,696,000	$8,429,000
Accrued clinical trial and related fees	3,127,000	7,594,000
Accrued payroll and related costs	5,637,000	5,821,000
Deferred revenue	26,367,000	10,030,000
Customer deposits	26,210,000	24,212,000
Other current liabilities	941,000	1,488,000
Total current liabilities	69,978,000	57,574,000

Deferred rent, less current portion	1,325,000	1,395,000

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock—$0.001 par value; authorized 5,000,000 shares; 1,647,760 and 1,577,440 issued and outstanding at January 31, 2017 and April 30, 2016, respectively	2,000	2,000
Common stock—$0.001 par value; authorized 500,000,000 shares; 271,068,464 and 236,930,485 issued and outstanding at January 31, 2017 and April 30, 2016, respectively	271,000	237,000
Additional paid-in capital	571,904,000	559,111,000
Accumulated deficit	(532,163,000)	(509,276,000)
Total stockholders’ equity	40,014,000	50,074,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$111,317,000	$109,043,000

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and comprehensive loss (UNAUDITED)

	THREE MONTHS ENDED JANUARY 31,		NINE MONTHS ENDED JANUARY 31,
	2017	2016	2017	2016
REVENUES:
Contract manufacturing revenue	$10,747,000	$6,672,000	$39,726,000	$25,574,000
License revenue	–	37,000	–	329,000
Total revenues	10,747,000	6,709,000	39,726,000	25,903,000

COSTS AND EXPENSES:
Cost of contract manufacturing	7,974,000	3,896,000	26,477,000	13,245,000
Research and development	5,989,000	15,156,000	21,580,000	43,264,000
Selling, general and administrative	4,581,000	4,524,000	14,625,000	13,839,000
Total costs and expenses	18,544,000	23,576,000	62,682,000	70,348,000

LOSS FROM OPERATIONS	(7,797,000)	(16,867,000)	(22,956,000)	(44,445,000)

OTHER INCOME (EXPENSE):
Interest and other income	25,000	34,000	71,000	691,000
Interest and other expense	(2,000)	(14,000)	(2,000)	(14,000)
Total other income, net	23,000	20,000	69,000	677,000

NET LOSS	$(7,774,000)	$(16,847,000)	$(22,887,000)	$(43,768,000)

comprehensive loss	$(7,774,000)	$(16,847,000)	$(22,887,000)	$(43,768,000)

Series E preferred stock accumulated dividends	(1,442,000)	(1,380,000)	(3,558,000)	(3,448,000)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(9,216,000)	$(18,227,000)	$(26,445,000)	$(47,216,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	260,811,553	227,389,225	248,407,470	209,549,670

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.04)	$(0.08)	$(0.11)	$(0.23)

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED JANUARY 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,887,000)	$(43,768,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,591,000	3,740,000
Depreciation and amortization	1,850,000	921,000
Loss on disposal of property and equipment	–	14,000
Changes in operating assets and liabilities:
Trade and other receivables	(3,024,000)	(4,786,000)
Inventories	(17,643,000)	(7,835,000)
Prepaid expenses and other current assets	(396,000)	(991,000)
Other non-current assets	233,000	(211,000)
Accounts payable	(1,153,000)	(4,289,000)
Accrued clinical trial and related fees	(4,467,000)	3,065,000
Accrued payroll and related expenses	(184,000)	(109,000)
Deferred revenue	16,337,000	8,788,000
Customer deposits	1,998,000	11,070,000
Other accrued expenses and current liabilities	(801,000)	610,000
Deferred rent, less current portion	(70,000)	(193,000)
Net cash used in operating activities	(27,616,000)	(33,974,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquisitions	(1,280,000)	(7,909,000)
(Increase) decrease in other assets	(1,159,000)	426,000
Net cash used in investing activities	(2,439,000)	(7,483,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $340,000 and $633,000, respectively	11,604,000	43,498,000
Proceeds from issuance of Series E preferred stock, net of issuance costs of $58,000 and $1,000, respectively	1,576,000	59,000
Proceeds from issuance of common stock under Employee Stock Purchase Plan	254,000	334,000
Proceeds from exercise of stock options	–	138,000
Dividends paid on Series E preferred stock	(3,198,000)	(3,103,000)
Principal payments on capital lease	(65,000)	–
Net cash provided by financing activities	10,171,000	40,926,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,884,000)	(531,000)

CASH AND CASH EQUIVALENTS, beginning of period	61,412,000	68,001,000

CASH AND CASH EQUIVALENTS, end of period	$41,528,000	$67,470,000

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable and other liabilities for purchase of property and equipment and other assets	$420,000	$1,748,000
Property and equipment acquired under capital lease	$319,000	–

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2017 (unaudited)

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

Liquidity and Financial Condition

At January 31, 2017, we had $41,528,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect negative cash flows from operations to continue until at least the fiscal year ending April 30, 2018 before we believe we can generate sufficient revenue from Avid’s contract manufacturing services to achieve profitability. Therefore, unless and until we are able to generate sufficient revenue from Avid’s contract manufacturing services or from the sale or licensing of our product candidates under development, we expect such losses to continue through at least the fiscal year ending April 30, 2018.

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

Historically, we have funded a significant portion of our operations through the issuance of equity. During the nine months ended January 31, 2017, we raised $11,944,000 in aggregate gross proceeds from the sale of shares of our common stock and raised an additional $1,634,000 in aggregate gross proceeds from the sale of shares of our 10.5% Series E Convertible Preferred Stock (the “Series E Preferred Stock”) (Note 6). Subsequent to January 31, 2017 and through March 13, 2017, we raised an additional $13,341,000 in aggregate gross proceeds from the sale of shares of our common stock (Note 11). As of March 13, 2017, $77,970,000 remained available to us under our effective shelf registration statement, which allows us from time to time to offer and sell shares of our common stock, in one or more offerings, either individually or in combination.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2017 (unaudited) (continued)

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

Restricted Cash

Under the terms of two separate operating leases related to our facilities, we are required to maintain, as collateral, letters of credit during the terms of such leases. At January 31, 2017 and April 30, 2016, we had restricted cash of $600,000, in aggregate, under these letters of credit.

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

Our trade receivables from amounts billed for contract manufacturing services provided by Avid have historically been derived from a small customer base. Most contracts require up-front payments and installment payments during the service period. We perform periodic evaluations of the financial condition of our customers and generally do not require collateral, but we can terminate any contract if a material default occurs. At January 31, 2017 and April 30, 2016, approximately 98% of our trade receivables were due from four customers.

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

FOR THE NINE MONTHS ENDED JANUARY 31, 2017 (unaudited) (continued)

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

Impairment

Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. Long-lived assets are reported at the lower of carrying amount or fair value less cost to sell. For the nine months ended January 31, 2017 and 2016, there was no impairment of the value of our long-lived assets.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2017 (unaudited) (continued)

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

As of January 31, 2017 and April 30, 2016, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash equivalents, which are primarily invested in money market funds with one major commercial bank, are carried at fair value based on quoted market prices for identical securities (Level 1 input).

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

Clinical trial costs are a significant component of our research and development expenses. We have a history of contracting with third parties that perform various clinical trial activities on our behalf in the ongoing development of our product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flow. Expenses related to clinical trials are accrued based on our estimates and/or representations from third parties (including clinical research organizations) regarding services performed. If the contracted amounts are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), we modify our accruals accordingly on a prospective basis. Revisions in the scope of a contract are charged to expense in the period in which the facts that give rise to the revision become reasonably certain. There were no material adjustments for a change in estimate to research and development expenses in the accompanying unaudited condensed consolidated financial statements for the three and nine months ended January 31, 2017 and 2016.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2017 (unaudited) (continued)

Share-based Compensation

We account for stock options and other share-based awards granted under our equity compensation plans in accordance with the authoritative guidance for share-based compensation. The estimated fair value of share-based payments to employees in exchange for services is measured at the grant date, using a fair value based method, such as a Black-Scholes option valuation model, and is recognized as expense on a straight-line basis over the requisite service periods. The fair value of modifications to share-based awards, if any, is generally estimated using a Black-Scholes option valuation model, unless a lattice model is required. Share-based compensation expense recognized during the period is based on the value of the portion of the share-based payment that is ultimately expected to vest during the period. As of January 31, 2017, there were no outstanding share-based awards with market or performance conditions.

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

The potential dilutive effect of stock options, shares of common stock expected to be issued under our ESPP, and warrants outstanding during the period are calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. The potential dilutive effect of Series E Preferred Stock outstanding during the period was calculated using the if-converted method assuming the conversion of Series E Preferred Stock as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. However, because the impact of stock options, shares of common stock expected to be issued under our ESPP, warrants, and Series E Preferred Stock are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per common share amounts for the three and nine months ended January 31, 2017 and 2016.

The calculation of weighted average diluted shares outstanding for the three and nine-month periods ended January 31, 2017 and 2016 excludes the dilutive effect of the following weighted average outstanding stock options and shares of common stock expected to be issued under our ESPP as their impact are anti-dilutive during periods of net loss:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016

Stock Options	–	2,012,239	–	2,189,915
ESPP	36,384	16,932	193,627	61,817
Total	36,384	2,029,171	193,627	2,251,732

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2017 (unaudited) (continued)

The calculation of weighted average diluted shares outstanding for the three and nine-month periods ended January 31, 2017 and 2016 also excludes the following weighted average outstanding stock options, warrants, and Series E Preferred Stock (assuming the if-converted method), as their exercise prices or conversion price were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016

Stock Options	29,617,509	19,129,031	29,095,476	15,800,281
Warrants	273,280	273,280	273,280	273,280
Series E Preferred Stock	13,851,483	13,260,355	13,636,759	13,249,024
Total	43,742,272	32,662,666	43,005,515	29,322,585

Subsequent to January 31, 2017 and through March 13, 2017, we sold an aggregate of 26,581,596 shares of our common stock (Note 11), which are not included in the calculation of basic and dilutive net loss per common share for the three and nine months ended January 31, 2017.

Pending Adoption of Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. ASU No. 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 by one year, but permits entities to adopt one year earlier if they choose (i.e., the original effective date). As such, ASU No. 2014-09 will be effective for annual reporting periods ending after December 15, 2017, which will be our fiscal year 2019 beginning May 1, 2018. In March, April, May and December 2016, the FASB issued ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20, respectively, which provide further revenue recognition guidance related to principal versus agent considerations, performance obligations and licensing, and narrow-scope improvements and practical expedients. We are currently in the process of evaluating the impact of adoption of ASU No. 2014-09, as amended by ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20, on our consolidated financial statements and related disclosures, including which transition method will be elected.

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

FOR THE NINE MONTHS ENDED JANUARY 31, 2017 (unaudited) (continued)

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

FOR THE NINE MONTHS ENDED JANUARY 31, 2017 (unaudited) (continued)

3.       Trade and other RECEIVABLEs

Trade receivables are recorded at the invoiced amount net of an allowance for doubtful accounts, if necessary. Other receivables are reported at amounts expected to be collected net of an allowance for doubtful accounts, if necessary. Trade and other receivables consist of the following:

	January 31, 2017	April 30, 2016
Trade receivables(1)	$5,645,000	$2,494,000
Other receivables	238,000	365,000
Total trade and other receivables	$5,883,000	$2,859,000

______________

(1)             Represents amounts billed for contract manufacturing services provided by Avid.

We continually monitor our allowance for doubtful accounts for all receivables. We apply judgment in assessing the ultimate realization of our receivables and we estimate an allowance for doubtful accounts based on various factors, such as, the aging of accounts receivable balances, historical experience, and the financial condition of our customers. Based on our analysis of our receivables as of January 31, 2017 and April 30, 2016, we determined that no allowance for doubtful accounts was necessary with respect to our trade and other receivables.

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

Property and equipment, net, consists of the following:

	January 31, 2017	April 30, 2016
Leasehold improvements	$20,048,000	$19,610,000
Laboratory equipment	10,740,000	10,257,000
Furniture, fixtures, office equipment and software	4,684,000	4,045,000
Total property and equipment	35,472,000	33,912,000
Less accumulated depreciation and amortization	(11,329,000)	(9,610,000)
Total property and equipment, net	$24,143,000	$24,302,000

Depreciation and amortization expense for the three and nine months ended January 31, 2017 was $631,000 and $1,850,000, respectively. Depreciation and amortization expense for the three and nine months ended January 31, 2016 was $464,000 and $921,000, respectively.

5.       INVENTORIES

Inventories are recorded at the lower of cost or market (net realizable value) and primarily include raw materials, direct labor and overhead costs (work-in-process) associated with our wholly-owned subsidiary, Avid. Cost is determined by the first-in, first-out method. Inventories consist of the following:

	January 31, 2017	April 30, 2016
Raw materials	$13,263,000	$10,911,000
Work-in-process	20,566,000	5,275,000
Total inventories	$33,829,000	$16,186,000

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2017 (unaudited) (continued)

6.       STOCKHOLDERS’ EQUITY

Sales of Common Stock and Preferred Stock

Our ability to continue to fund our operations is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity.

Sale of Common Stock

During the nine months ended January 31, 2017, we issued shares of our common stock under the following agreements:

AMI Sales Agreement - On August 7, 2015, we entered into an At Market Issuance Sales Agreement (“AMI Sales Agreement”) with MLV & Co. LLC (“MLV”), pursuant to which we may sell shares of our common stock through MLV, as agent, for aggregate gross proceeds of up to $30,000,000, in registered transactions from our shelf registration statement on Form S-3 (File No. 333-201245), which was declared effective by the SEC on January 15, 2015 (“January 2015 Shelf”). Sales of our common stock through MLV may be made by any method that is deemed an “at the market offering” as defined in Rule 415 of the Securities Act. We pay MLV a commission equal to 2.5% of the gross proceeds from the sale of our common stock pursuant to the AMI Sales Agreement. During the nine months ended January 31, 2017, we sold 23,167,349 shares of our common stock at market prices under the AMI Sales Agreement, for aggregate gross proceeds of $8,028,000 before deducting commissions and other issuance costs of $228,000. As of January 31, 2017, aggregate gross proceeds of up to $14,525,000 remained available to us under the AMI Sales Agreement.

Equity Distribution Agreement - On August 7, 2015, we entered into an Equity Distribution Agreement, with Noble International Investments, Inc., doing business as Noble Life Science Partners, a division of Noble Financial Capital Markets (“Noble”), pursuant to which we may sell shares of our common stock through Noble, as agent, for aggregate gross proceeds of up to $20,000,000, in registered transactions from our January 2015 Shelf. Sales of our common stock through Noble may be made by any method that is deemed an “at the market offering” as defined in Rule 415 of the Securities Act. We pay Noble a commission equal to 2.5% of the gross proceeds from the sale of our common stock pursuant to the Equity Distribution Agreement. During the nine months ended January 31, 2017, we sold 10,082,597 shares of our common stock at market prices under the Equity Distribution Agreement for aggregate gross proceeds of $3,916,000 before deducting commissions and other issuance costs of $112,000. As of January 31, 2017, aggregate gross proceeds of up to $9,115,000 remained available to us under the Equity Distribution Agreement.

Sale of Series E Preferred Stock

Series E AMI Sales Agreement - On June 13, 2014, we entered into an At Market Issuance Sales Agreement (“Series E AMI Sales Agreement”) with MLV, pursuant to which we may issue and sell shares of our Series E Preferred Stock through MLV, as agent, for aggregate gross proceeds of up to $30,000,000, in registered transactions from our shelf registration statement on Form S-3 (File No. 333-193113), which was declared effective by the SEC on January 16, 2014. Sales of our Series E Preferred Stock through MLV may be made by any method that is deemed an “at the market offering” as defined in Rule 415 of the Securities Act. We paid MLV a commission of up to 5% of the gross proceeds from the sale of our Series E Preferred Stock pursuant to the Series E AMI Sales Agreement. During the nine months ended January 31, 2017, we sold 70,320 shares of our Series E Preferred Stock at market prices under the Series E AMI Sales Agreement for aggregate gross proceeds of $1,634,000 before deducting commissions and other issuance costs of $58,000. During January 2017, the underlying registration statement on Form S-3 (File No. 333-193113) expired, and therefore, we do not plan to issue and sell any additional shares of our Series E Preferred Stock under the Series E AMI Sales Agreement.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2017 (unaudited) (continued)

Series E Preferred Stock Dividends

The following table summarizes the Series E Preferred Stock dividend payments for the nine months ended January 31, 2017:

Declaration Date	Dividend Per Share	Annualized Percentage Rate	Liquidation Preference	Total Dividends Paid	Accrual Period	Record Date	Payment Date
6/2/2016	$0.65625	10.50%	$25.00	$1,036,000	4/1/2016 – 6/30/2016	6/17/2016	7/1/2016
9/6/2016	$0.65625	10.50%	$25.00	$1,081,000	7/1/2016 – 9/30/2016	9/16/2016	10/3/2016
12/6/2016	$0.65625	10.50%	$25.00	$1,081,000	10/1/2016 – 12/31/2016	12/16/2016	1/3/2017

Shares of Common Stock Authorized and Reserved for Future Issuance

We are authorized to issue up to 500,000,000 shares of our common stock. As of January 31, 2017, 271,068,464 shares of our common stock were issued and outstanding. In addition, our common stock outstanding as of January 31, 2017 excluded the following shares of our common stock reserved for future issuance:

•	39,500,077 shares of common stock reserved for issuance under outstanding option grants and available for issuance under our stock incentive plans;
•	10,520,626 shares of common stock reserved for and available for issuance under our Employee Stock Purchase Plan;
•	273,280 shares of common stock issuable upon exercise of outstanding warrants; and
•	47,785,040 shares of common stock issuable upon conversion of our outstanding Series E Preferred Stock (1).

_____________

(1)	The Series E Preferred Stock is convertible into a number of shares of our common stock determined by dividing the liquidation preference of $25.00 per share by the conversion price, currently $3.00 per share. If all outstanding Series E Preferred Stock were converted at the $3.00 per share conversion price, the holders of Series E Preferred Stock would receive an aggregate of 13,731,333 shares of our common stock. However, we have reserved the maximum number of shares of our common stock that could be issued upon a change of control event assuming our shares of common stock are acquired for consideration of $0.855 per share or less. In this scenario, each outstanding share of Series E Preferred Stock could be converted into 29 shares of our common stock, representing the Share Cap.

7.       equity compensation plans

Stock Incentive Plans

As of January 31, 2017, we had an aggregate of 39,500,077 shares of our common stock reserved for issuance under our stock incentive plans, of which, 29,467,870 shares were subject to outstanding options and 10,032,207 shares were available for future grants of share-based awards.

The following summarizes our stock option transaction activity for the nine months ended January 31, 2017:

Stock Options	Shares	Weighted Average Exercisable Price
Outstanding, May 1, 2016	23,751,261	$1.48
Granted	7,050,631	$0.49
Exercised	–	–
Canceled or expired	(1,334,022)	$1.18
Outstanding, January 31, 2017	29,467,870	$1.26

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2017 (unaudited) (continued)

Employee Stock Purchase Plan

We have reserved a total of 15,000,000 shares of our common stock to be purchased under our ESPP, of which 10,520,626 shares remained available to purchase at January 31, 2017. The ESPP allows eligible employees on a voluntary basis to purchase shares of our common stock directly from us. Under the ESPP, we sell shares to participants at a price equal to the lesser of 85% of the fair market value of our common stock at the (i) beginning of a six-month offering period, or (ii) end of the six-month offering period. The ESPP provides for two six-month offering periods each year; the first offering period begins on the first trading day on or after each November 1; the second offering period begins on the first trading day on or after each May 1. During the nine months ended January 31, 2017, 888,033 shares of our common stock were purchased under the ESPP at a purchase price of $0.29 per share.

Share-Based Compensation

Total share-based compensation expense related to share-based awards issued under our equity compensation plans is included in the accompanying unaudited condensed consolidated statements of operations as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016
Cost of contract manufacturing	$23,000	$20,000	$89,000	$42,000
Research and development	436,000	580,000	1,252,000	1,620,000
Selling, general and administrative	410,000	683,000	1,250,000	2,078,000
Total	$869,000	$1,283,000	$2,591,000	$3,740,000

Share-based compensation from:
Stock options	$815,000	$1,208,000	$2,369,000	$3,555,000
ESPP	54,000	75,000	222,000	185,000
	$869,000	$1,283,000	$2,591,000	$3,740,000

As of January 31, 2017, the total estimated unrecognized compensation cost related to non-vested employee stock options was $3,032,000. This cost is expected to be recognized over a weighted average vesting period of 1.56 years based on current assumptions.

8.       WARRANTS

No warrants were issued or exercised during the three and nine months ended January 31, 2017. As of January 31, 2017, warrants to purchase 273,280 shares of our common stock at an exercise price of $2.47 were outstanding and are exercisable through August 30, 2018.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2017 (unaudited) (continued)

Segment information is summarized as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016
Contract manufacturing services revenue	$10,747,000	$6,672,000	$39,726,000	$25,574,000
Cost of contract manufacturing services	7,974,000	3,896,000	26,477,000	13,245,000

Gross profit	2,773,000	2,776,000	13,249,000	12,329,000

Revenue from products in research and development	–	37,000	–	329,000
Research and development expense	(5,989,000)	(15,156,000)	(21,580,000)	(43,264,000)
Selling, general and administrative expense	(4,581,000)	(4,524,000)	(14,625,000)	(13,839,000)
Other income (expense), net	23,000	20,000	69,000	677,000
Net loss	$(7,774,000)	$(16,847,000)	$(22,887,000)	$(43,768,000)

Revenue generated from our contract manufacturing services segment was derived from a limited number of customers. The percentages below represent revenue derived from each customer as a percentage of total contract manufacturing services revenue:

	Three Months Ended January 31,		Nine Months Ended January 31,
Customer	2017	2016	2017	2016
Halozyme Therapeutics, Inc.	29%	64%	62%	68%
Customer A	56	27	25	28
Customer B	12	–	11	–
Other customers	3	9	2	4
Total	100%	100%	100%	100%

In addition, during the three and nine months ended January 31, 2017 and 2016, contract manufacturing services revenue was derived solely from U.S. based customers.

Revenue generated from our products in our research and development segment during the nine months ended January 31, 2016 was primarily related to license revenue recognized under certain agreements with an unrelated entity.

Our long-lived assets are located in the U.S. and consist of leasehold improvements, laboratory equipment, furniture and fixtures, office equipment and software and are net of accumulated depreciation. Long-lived assets by segment consist of the following:

	January 31, 2017	April 30, 2016
Long-lived Assets, net:
Contract manufacturing services	$22,763,000	$22,783,000
Products in research and development	1,380,000	1,519,000
Total	$24,143,000	$24,302,000

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2017 (unaudited) (continued)

10.       commitments and contingencies

Operating Leases – Our corporate offices, research and development, and manufacturing facilities are all located in close proximity in Tustin, California. The following table summarizes our five separate lease agreements as of January 31, 2017:

Lease #	Lease Execution Date	Approximate Square Footage Leased	# of Buildings Occupied	Initial Lease Term Expiration Date	# of Options to Extend Lease	Extended Lease Term Expiration Date(1)
1	December 1998	48,000	2	12/31/27	2	12/31/37
2	May 2010	13,000	1	12/31/17	1	12/31/22
3	July 2014	42,000	1	7/31/21	2	7/31/31
4	April 2016	26,000	1	8/31/23	2	8/31/35
5	April 2016	25,000	1	8/31/23	2	8/31/35

______________

(1)	Extended lease term expiration date assumes we execute all available option(s) to extend lease in accordance with the terms of the lease agreement.

During November 2016, we entered into a lease amendment to Lease #1 (per the above table) that extends the lease term through December 31, 2027 while also maintaining our two 5-year renewal options that could extend the lease term to December 31, 2037. There were no other changes to the terms of the lease agreements included in the above table as disclosed in Note 3 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

The following schedule represents our future minimum lease payments under all non-cancelable operating leases as of January 31, 2017:

Fiscal Year Ending April 30,:	Minimum Lease Payments
2017 (remaining three months)	$575,000
2018	2,243,000
2019	2,086,000
2020	2,083,000
2021	2,138,000
Thereafter	7,936,000
$17,061,000

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

On October 10, 2013, a derivative and class action complaint, captioned Michaeli v. Steven W. King, et al., C.A. No. 8994-VCL, was filed in the Court of Chancery of the State of Delaware (the “Court”) against certain of our executive officers and directors (collectively, the “Defendants”). On December 1, 2015, the plaintiffs filed an amended and supplemental derivative and class action complaint (the “Amended Complaint”). The Amended Complaint alleges that the Defendants breached their respective fiduciary duties in connection with certain purportedly improper compensation decisions made by our Board of Directors during the past four fiscal years ended April 30, 2015, including: (i) the grant of a stock option to Mr. King on May 4, 2012; (ii) the non-routine broad-based stock option grant to our directors, executives, all other employees and certain consultants on December 27, 2012; and (iii) the payment, during the past four fiscal years ended April 30, 2015, of compensation to our non-employee directors. In addition, the complaint alleges that our directors breached their fiduciary duty of candor by filing and seeking stockholder action on the basis of an allegedly materially false and misleading proxy statement for our 2013 annual meeting of stockholders. The plaintiffs are seeking, among other things, rescission of a portion of the stock option grant to Mr. King on May 4, 2012 and the stock options granted to the Defendants on December 27, 2012, as well as disgorgement of any excessive compensation paid to our non-employee directors during the four fiscal years ended April 30, 2015 and other monetary relief for our benefit. The parties, having recently agreed in principle to settle the Amended Complaint, are currently negotiating a stipulation of settlement, which will then be subject to the final approval by the Court. We do not expect to incur a loss associated with this matter should the Court approve the terms of the proposed settlement.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2017 (unaudited) (continued)

11.       SUBSEQUENT EVENTS

Sale of Common Stock

AMI Sales Agreement - Subsequent to January 31, 2017 and through March 13, 2017, we sold 15,308,300 shares of common stock at market prices under the AMI Sales Agreement (Note 6) for aggregate gross proceeds of $7,335,000. As of March 13, 2017, aggregate gross proceeds of up to $7,190,000 remained available to us under the AMI Sales Agreement.

Equity Distribution Agreement - Subsequent to January 31, 2017 and through March 13, 2017, we sold 11,273,296 shares of common stock at market prices under the Equity Distribution Agreement (Note 6) for aggregate gross proceeds of $6,006,000. As of March 13, 2017, aggregate gross proceeds of up to $3,109,000 remained available to us under the Equity Distribution Agreement.

Series E Preferred Stock Dividend

On March 9, 2017, our Board of Directors declared a quarterly cash dividend of $0.65625 per share on our Series E Preferred Stock. The dividend payment is equivalent to an annualized 10.50% per share, based on the $25.00 per share stated liquidation preference, accruing from January 1, 2017 through March 31, 2017. The cash dividend is payable on April 3, 2017 to holders of the Series E Preferred Stock of record on March 20, 2017.

Operating Lease Amendment

In February 2017, we entered into a lease amendment to our Lease #3 (Note 10) (the “Lease Amendment”), pursuant to which we secured approximately 42,000 square feet of additional vacant warehouse space (the “Expansion Space”) within the same building as our existing Myford biomanufacturing facility. The purpose of the Expansion Space is to expand our biomanufacturing capacity, which we believe will further support the growth of our contract manufacturing business. Under the Lease Amendment, our Myford biomanufacturing facility now encompasses approximately 84,000 square feet. The Lease Amendment also extends the initial lease term to January 31, 2027 and maintains our two 5-year renewal options that could extend the lease term to January 31, 2037. Our monthly base rent for the Expansion Space is approximately $74,000 and increases 3% annually. In addition, with respect to the Expansion Space, the Lease Amendment provides for eight (8) months of free rent and a tenant improvement allowance of $1,269,000, as defined in the Lease Amendment.

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

In March 2016, we formally commissioned our Myford biomanufacturing facility which doubled our manufacturing capacity. The 42,000 square foot facility, which is our second manufacturing facility, is designed to utilize single-use equipment up to the 2,000-liter manufacturing scale to accommodate a fully disposable biomanufacturing process for products in late stage clinical development to commercial.  This facility is currently being utilized to manufacture process validation runs for several of our third-party customers that may lead to future commercial production. The facility is located adjacent to our current headquarters in Tustin, California.

As we look to expand our CDMO capacity and capabilities, we are planning to construct a third manufacturing facility to further increase our manufacturing capacity. To support this planned expansion, in February 2017, we leased an additional 42,000 square feet of vacant warehouse space within the same building as our existing Myford biomanufacturing facility. The proximity of our new leased space will allow us to utilize existing manufacturing infrastructure that we believe should enhance our manufacturing efficiencies while reducing the overall cost to construct this new manufacturing facility. Previously, we leased a nearby 25,000 square foot building that was originally designated for the new manufacturing facility that will now be utilized as a central warehouse for all manufacturing operations. As a result of securing this newly-leased optimal location, we now anticipate that the new manufacturing facility will be constructed and ready for manufacturing activities by mid calendar year 2018, provided we can raise sufficient additional capital to support this expansion.

Peregrine—Our Drug Development Business

Our drug development business is focused on developing therapeutics designed to fight cancer by reversing the immunosuppressive environment that many tumors establish in order to proliferate. By doing so, these therapeutics allow the immune system to recognize and destroy tumor cells. Bavituximab is our lead immunotherapy candidate and we currently have a clinical collaboration with the National Comprehensive Cancer Network® (“NCCN”), as well as a preclinical collaboration with Memorial Sloan Kettering Cancer Center, which are both evaluating the potential of bavituximab in combination with immune stimulating therapies.

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

Clinical Development Strategy

In June 2016, we announced a clinical development strategy focused on conducting small, early stage studies of bavituximab in combination with immune stimulating therapies. These trials may be conducted independently, in conjunction with our collaborators, or through investigator sponsored trials (“ISTs”). The goal of these trials will be to generate compelling clinical and translational data demonstrating bavituximab’s immunotherapeutic mechanism of action in a combination treatment setting. Additionally, we are currently conducting an extensive review and analysis of the available clinical data from the Phase III SUNRISE trial discussed below and testing the numerous collected samples for potential biomarkers in order to determine if certain subgroups or patients with other characteristics benefited more from bavituximab. We believe such information will be important in helping guide the bavituximab clinical program, including our collaboration with AstraZeneca. In keeping with this strategy, we are evaluating options to advance clinical development in the most efficient and cost-effective way.

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

Collaboration with AstraZeneca Combining Bavituximab and Durvalumab (MEDI4736)

In August 2015, we entered into our first clinical collaboration with AstraZeneca to evaluate the combination of bavituximab and durvalumab (MEDI4736), an anti-PD-L1 monoclonal antibody, with chemotherapy in a planned Phase I/Ib trial in multiple solid tumors. In October 2015, we expanded our clinical collaboration with AstraZeneca to evaluate the combination of bavituximab and durvalumab in a Phase II study in patients with previously-treated squamous or non-squamous non-small cell lung cancer (“NSCLC”). However, as discussed above, our collaboration with AstraZeneca is currently pending the results of our review and analysis of the available clinical data from the Phase III SUNRISE trial.

NCCN Collaboration

In January 2016, we announced that we entered into a research collaboration with NCCN, a not-for-profit alliance of 27 of the world’s leading cancer centers, to expand the clinical research and development of bavituximab for the treatment of a range of tumors. Under this research collaboration, we intend to fund ISTs and correlative studies with bavituximab at NCCN member institutions and their affiliate community hospitals through a $2 million research grant to NCCN’s Oncology Research Program.  NCCN will be responsible for oversight and monitoring of all clinical studies under the research grant. In September 2016, NCCN announced that investigators at the following NCCN-affiliated institutions were recipients of the grant awards:

1.	Moffitt Cancer Center—A Phase I Trial of Sorafenib and Bavituximab Plus Stereotactic Body Radiation Therapy for Unresectable Hepatitis C Associated Hepatocellular Carcinoma. This protocol is approved and patient screening is expected soon.
2.	Massachusetts General Hospital Cancer Center—Phase I/II Clinical Trial of Bavituximab with Radiation and Temozolomide for Patients with Newly Diagnosed Glioblastoma. This trial is on track to be initiated in the coming months.
3.	The Sidney Kimmel Comprehensive Cancer Center at Johns Hopkins—Phase II Study of Pembrolizumab and Bavituximab for Progressive Recurrent/Metastatic Squamous Cell Carcinoma of the Head and Neck. This trial is on track to be initiated in the coming months.

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

Results of Operations

The following table compares the unaudited condensed consolidated statements of operations for the three and nine-month periods ended January 31, 2017 and 2016. This table provides you with an overview of the changes in the condensed consolidated statements of operations for the comparative periods, which are further discussed below.

	Three Months Ended January 31,			Nine Months Ended January 31,
	2017	2016	$ Change	2017	2016	$ Change
REVENUES:
Contract manufacturing revenue	$10,747,000	$6,672,000	$4,075,000	$39,726,000	$25,574,000	$14,152,000
License revenue	–	37,000	(37,000)	–	329,000	(329,000)
Total revenues	10,747,000	6,709,000	4,038,000	39,726,000	25,903,000	13,823,000

COSTS AND EXPENSES:
Cost of contract manufacturing	7,974,000	3,896,000	4,078,000	26,477,000	13,245,000	13,232,000
Research and development	5,989,000	15,156,000	(9,167,000)	21,580,000	43,264,000	(21,684,000)
Selling, general and administrative	4,581,000	4,524,000	57,000	14,625,000	13,839,000	786,000

Total costs and expenses	18,544,000	23,576,000	(5,032,000)	62,682,000	70,348,000	(7,666,000)

LOSS FROM OPERATIONS	(7,797,000)	(16,867,000)	9,070,000	(22,956,000)	(44,445,000)	21,489,000

OTHER INCOME (EXPENSE):
Interest and other income	25,000	34,000	(9,000)	71,000	691,000	(620,000)
Interest and other expense	(2,000)	(14,000)	12,000	(2,000)	(14,000)	12,000
Total other income, net	23,000	20,000	3,000	69,000	677,000	(608,000)

NET LOSS	$(7,774,000)	$(16,847,000)	$9,073,000	$(22,887,000)	$(43,768,000)	$20,881,000

Results of operations for interim periods covered by this Quarterly Report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year or for any other period.

Contract Manufacturing Revenue

Three and Nine Months:  The increases in contract manufacturing revenue of $4,075,000 (61%) and $14,152,000 (55%) during the three and nine-month periods ended January 31, 2017, respectively, compared to the same periods in the prior year were primarily due to an increase in the number of manufacturing runs shipped in the current year three and nine-month periods due to an increased demand for contract manufacturing services combined with increased utilization of our manufacturing capacity associated with our Myford biomanufacturing facility, which became fully operational in March 2016.

Based on our current commitments for manufacturing services from Avid’s third-party customers and the anticipated completion of in-process third-party customer manufacturing runs, we expect contract manufacturing revenue for the full fiscal year ending April 30, 2017 to increase in comparison to fiscal year 2016.

License Revenue

Nine Months: The decrease in license revenue of $329,000 during the nine months ended January 31, 2017 compared to the same period in the prior year was directly related to revenue recognized in the prior year period in accordance with the terms of our existing license agreements. Based on our existing licensing agreements, we do not expect license revenue to be a significant source of revenue for the current fiscal year.

Cost of Contract Manufacturing

Three and Nine Months: The increases in cost of contract manufacturing of $4,078,000 (105%) and $13,232,000 (100%) during the three and nine-month periods ended January 31, 2017, respectively, compared to the same periods in the prior year were primarily due to the current year three and nine-month period increases in contract manufacturing revenue. In addition, we saw a decline in our gross margin for the current year three and nine-month periods, which was primarily attributed to the mix of products manufactured for and services provided to our customers and the variability of costs from product to product.

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

Three Months: The decrease in research and development expenses of $9,167,000 (60%) during the three months ended January 31, 2017 compared to the same prior year period was primarily related to the following decreases associated with our PS-targeting platform:

•	Decrease in third-party clinical trial costs of $5,077,000 primarily attributed to a decrease in costs related to our discontinued Phase III SUNRISE trial (as discussed above) and previously planned Phase II trials in breast and lung cancers; and

•	Decrease in manufacturing costs of $4,123,000 primarily related to internal and external costs and expenses incurred in the prior year associated with preparing bavituximab for commercial production.

Nine Months: The decrease in research and development expenses of $21,684,000 (50%) during the nine months ended January 31, 2017 compared to the same prior year period was primarily related to the following decreases associated with our PS-targeting platform:

•	Decrease in third-party clinical trial costs of $12,351,000 related to the clinical development of bavituximab related to our discontinued Phase III SUNRISE trial (as discussed above) and previously planned Phase II trials in breast and lung cancers;

•	Decrease in payroll and related expenses of $2,100,000 related to a reduction of research and development personnel combined with the reassignment of certain personnel to our contract manufacturing operations;

•	Decrease in manufacturing costs of $5,922,000 primarily related to internal and external costs and expenses incurred in the prior year associated with preparing bavituximab for commercial production; and

•	Decreases in facility-related expenses and share-based compensation expense (non-cash) of $575,000 and $359,000, respectively.

In addition, during June 2016, we announced a clinical development strategy focused on conducting small, early stage studies of bavituximab in combination with immune stimulating therapies. These trials may be conducted independently, in conjunction with our collaborators, or through ISTs. The goal of these trials will be to generate compelling clinical and translational biomarker data that demonstrate the ability of treatment combinations featuring bavituximab to modify immune activity within the tumor microenvironment to support cancer killing. We plan to leverage these data, if positive, to attract partnering interest in our PS-targeting platform. Based on our current strategy, we expect research and development expenses for the current fiscal year to decrease at least 50% or more in comparison to our fiscal year ended April 30, 2016.

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

Nine Months: The increase in SG&A expenses of $786,000 (6%) during the nine months ended January 31, 2017, compared to the same period in the prior year was primarily due to current year period increases in payroll and related expenses and facility related expenses, offset by current year period decreases in share-based compensation expense (non-cash) and other general corporate expenses. We expect SG&A expenses for the remainder of the current fiscal year ending April 30, 2017 to remain in-line with our current nine-month period.

Interest and Other Income

Nine Months: The decrease in interest and other income of $620,000 (90%) during the nine months ended January 31, 2017 compared to the same period in the prior year was directly related to the receipt in the prior year of a $600,000 settlement payment from a former third-party vendor in accordance with the terms of the confidential settlement and release agreement entered into during the fiscal quarter ended October 31, 2015.

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial position and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We review our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. During the three and nine-month periods ended January 31, 2017, there were no significant changes in our critical accounting policies as previously disclosed by us in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

Liquidity and Capital Resources

At January 31, 2017, we had $41,528,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect negative cash flows from operations to continue until at least the fiscal year ending April 30, 2018 before we believe we can generate sufficient revenue from Avid’s contract manufacturing services to achieve profitability. Therefore, unless and until we are able to generate sufficient revenue from Avid’s contract manufacturing services or from the sale or licensing of our product candidates under development, we expect such losses to continue through at least the fiscal year ending April 30, 2018.

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

Historically, we have funded a significant portion of our operations through the issuance of equity. During the nine months ended January 31, 2017, we raised $11,944,000 in aggregate gross proceeds from the sale of shares of our common stock and raised an additional $1,634,000 in aggregate gross proceeds from the sale of shares of our 10.5% Series E Convertible Preferred Stock (the “Series E Preferred Stock”) (as described in Note 6 to the accompanying unaudited condensed consolidated financial statements). Subsequent to January 31, 2017 and through March 13, 2017, we raised an additional $13,341,000 in aggregate gross proceeds from the sale of shares of our common stock (as described in Note 11 to the accompanying unaudited condensed consolidated financial statements). As of March 13, 2017, $77,970,000 remained available to us under our effective shelf registration statement, which allows us from time to time to offer and sell shares of our common stock, in one or more offerings, either individually or in combination.

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

With respect to our ability to generate additional contract manufacturing revenue, Avid currently has a revenue backlog of $70 million under signed contracts from existing customers covering manufacturing services, most of which is expected to be completed during the fourth quarter of fiscal year 2017 and into fiscal year 2018.

Although it is difficult to predict all of our future liquidity requirements, we believe that our cash and cash equivalents as of January 31, 2017 combined with the additional proceeds raised subsequent to January 31, 2017, and the projected cash receipts from manufacturing services provided by Avid for its third-party customers under committed contracts will be sufficient to fund our operations through at least December 2017, which estimate assumes we raise no additional capital from the capital markets or other potential sources.

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

Significant components of the changes in cash flows from operating, investing, and financing activities for the nine months ended January 31, 2017 compared to the same prior year period are as follows:

Net Cash Used In Operating Activities. Net cash used in operating activities represents our (i) net loss, as reported, (ii) less non-cash operating expenses, and (iii) net changes in the timing of cash flows as reflected by the changes in operating assets and liabilities, as described in the below table:

	Nine Months Ended January 31,
	2017	2016
Net loss, as reported	$(22,887,000)	$(43,768,000)
Less non-cash operating expenses:
Share-based compensation	2,591,000	3,740,000
Depreciation and amortization	1,850,000	921,000
Loss on disposal of property and equipment	–	14,000
Net cash used in operating activities before changes in operating assets and liabilities	$(18,446,000)	$(39,093,000)
Net change in operating assets and liabilities	$(9,170,000)	$5,119,000
Net cash used in operating activities	$(27,616,000)	$(33,974,000)

Net cash used in operating activities decreased $6,358,000 to $27,616,000 for the nine months ended January 31, 2017 compared to net cash used in operating activities of $33,974,000 for the nine months ended January 31, 2016. This decrease in net cash used in operating activities was due to a decrease in net loss reported for the current nine-month period after deducting non-cash operating expenses of $20,647,000, as described in the above table, offset by a net change in operating assets and liabilities of $14,289,000 due to the timing of cash receipts and expenditures.

Net Cash Used In Investing Activities. Net cash used in investing activities for the nine months ended January 31, 2017 and 2016, was $2,439,000 and $7,483,000, respectively.

Net cash used in investing activities during the nine months ended January 31, 2017 consisted of property and equipment acquisitions of $1,280,000 related to our manufacturing operations combined with an increase in other assets of $1,159,000 primarily related to deposits and/or progress payments for certain equipment to support the growth of our manufacturing operations.

Net cash used in investing activities during the nine months ended January 31, 2016 consisted of property and equipment acquisitions of $7,909,000 offset by a decrease in other assets of $426,000. Property and equipment acquisitions during the nine months ended January 31, 2016 primarily related to costs associated with the construction of our Myford facility to support Avid’s projected revenue growth and to support the manufacturing of our product candidates. The construction of the Myford facility was completed and we placed the facility into service during our fiscal year ended April 30, 2016. The decrease in other assets was primarily due to the transfer of progress payments incurred during our fiscal year ended April 30, 2015 to property and equipment related to our manufacturing operations.

Net Cash Provided By Financing Activities. Net cash provided by financing activities for the nine months ended January 31, 2017 and 2016, was $10,171,000 and $40,926,000, respectively.

Net cash provided by financing activities during the nine months ended January 31, 2017 consisted of (i) $7,800,000 in net proceeds from the sale of shares of our common stock under an At Market Issuance Sales Agreement, (ii) $3,804,000 in net proceeds from the sale of shares of our common stock under an Equity Distribution Agreement, (iii) $1,576,000 in net proceeds from the sale of shares of our Series E Preferred Stock under a separate At Market Issuance Sales Agreement, and (iv) $254,000 in net proceeds from the purchase of shares of our common stock under our Employee Stock Purchase Plan (“ESPP”), which amounts were offset by dividends paid on our issued and outstanding Series E Preferred Stock of $3,198,000 and principal payments on a capital lease of $65,000.

Net cash provided by financing activities during the nine months ended January 31, 2016 consisted of (i) $19,999,000 in net proceeds from the sale of shares of our common stock under a Common Stock Purchase Agreement, (ii) $18,402,000 in net proceeds from the sale of shares of our common stock under two separate At Market Issuance Sales Agreements, (iii) $5,097,000 in net proceeds from the sale of shares of our common stock under an Equity Distribution Agreement, (iv) $334,000 in net proceeds from the purchase of shares under our ESPP, (iv) $138,000 in net proceeds from stock option exercises, and (v) $59,000 in net proceeds from the sale of shares of our Series E Preferred Stock under a separate At Market Issuance Sales Agreement, which amounts were offset by dividends paid on our issued and outstanding Series E Preferred Stock of $3,103,000.

Contractual Obligations

Except as set forth below, during the nine months ended January 31, 2017, there were no material changes in our contractual obligations and commitments, as described in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

During November 2016, we entered into an amendment to one of our operating lease agreements, pursuant to which the term of the lease was extended from December 31, 2017 to December 31, 2027 (as described in Note 10 to the accompanying unaudited condensed consolidated financial statements). Pursuant to this amendment, our future minimum lease payments for this lease will increase from $832,000 to $9,414,000, of which, $899,000 will be paid within one year, $1,608,000 will be paid within one to three years, $1,661,000 will be paid within three to five years and $5,246,000 will paid thereafter.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our cash and cash equivalents are primarily invested in money market funds with one major commercial bank with the primary objective to preserve our principal balance. Our deposits held with this bank exceed the amount of government insurance limits provided on our deposits and, therefore, we are exposed to credit risk in the event of default by the major commercial bank holding our cash balances. However, these deposits may be redeemed upon demand and, therefore, bear minimal risk. In addition, while changes in U.S. interest rates would affect the interest earned on our cash balances at January 31, 2017, such changes would not have a material adverse effect on our financial position or results of operations based on historical movements in interest rates.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2017, the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2017.

There were no significant changes in our internal control over financial reporting, during the quarter ended January 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There have been no material developments in the legal proceedings disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, except as follows.

Michaeli v. Steven W. King, et al.

The parties, having recently agreed in principle to settle the Amended Complaint, are currently negotiating a stipulation of settlement, which will then be subject to the final approval by the Court of Chancery of the State of Delaware.

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

At January 31, 2017, we had $41,528,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced negative cash flows from operations since our inception and we expect negative cash flows from operations to continue until at least the fiscal year ending April 30, 2018 before we believe we can generate sufficient revenue from Avid’s contract manufacturing services to achieve profitability. Therefore, unless and until we are able to generate sufficient revenue from Avid’s contract manufacturing services or from the sale or licensing of our product candidates under development, we expect such losses to continue through at least the fiscal year ending April 30, 2018.

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

Historically, we have funded a significant portion of our operations through the issuance of equity. During the nine months ended January 31, 2017, we raised $11,944,000 in aggregate gross proceeds from the sale of shares of our common stock and raised an additional $1,634,000 in aggregate gross proceeds from the sale of shares of our 10.5% Series E Convertible Preferred Stock (the “Series E Preferred Stock”) (as described in Note 6 to the accompanying unaudited condensed consolidated financial statements). Subsequent to January 31, 2017 and through March 13, 2017, we raised an additional $13,341,000 in aggregate gross proceeds from the sale of shares of our common stock (as described in Note 11 to the accompanying unaudited condensed consolidated financial statements). As of March 13, 2017, $77,970,000 remained available to us under our effective shelf registration statement, which allows us from time to time to offer and sell shares of our common stock, in one or more offerings, either individually or in combination.

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

With respect to our ability to generate additional contract manufacturing revenue, Avid currently has a revenue backlog of $70 million under signed contracts from existing customers covering manufacturing services, most of which is expected to be completed during the remainder of the current fiscal year and fiscal year 2018.

Although it is difficult to predict all of our future liquidity requirements, we believe that our cash and cash equivalents as of January 31, 2017 combined with the additional proceeds raised subsequent to January 31, 2017, and the projected cash receipts from manufacturing services provided by Avid for its third-party customers under committed contracts will be sufficient to fund our operations through at least December 2017, which estimate assumes we raise no additional capital from the capital markets or other potential sources.

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

Although our stockholders approved, at our Annual Meeting of Stockholders on October 13, 2016, an amendment to our Certificate of Incorporation, as amended, to effect a reverse split of our common stock at a ratio of up to 1-for-7 as a means to regain compliance, we have determined that it is in the best interest of our stockholders not to effect the reverse split prior to April 10, 2017. If we do not regain compliance with the Minimum Bid Price Requirement by April 10, 2017, the Staff will provide written notification to us that our common stock will be delisted (the “Staff Delisting Determination”). In the event we receive such a notice, we plan to request, within seven (7) days of the Staff’s Delisting Determination notification, as required by applicable NASDAQ rules, a hearing before the NASDAQ Hearings Panel (“Panel”) to review the Staff Delisting Determination, which will stay any delisting action pending the issuance of a written Panel decision. The hearing before the Panel will likely be scheduled, to the extent practicable, within forty-five (45) days of our request for a hearing. In connection with the hearing, we will present our plan to regain compliance with the Minimum Bid Price Requirement along with a request that the Panel grant an exception to the Minimum Bid Price Requirement for an additional limited time period, not to exceed 180 days from the date of the Staff Delisting Determination per Listing Rule 5815(c)(1)(A). We continue to pursue several paths to regain compliance with the Minimum Bid Price Requirement, including, among other things, the previously approved reverse stock split which, may be effected at any time until our 2017 annual meeting of stockholders. There can be no assurance that, if we are granted a hearing before the Panel to appeal a Staff Delisting Determination, the Panel will provide us additional time to pursue our plan to regain compliance. If our common stock is delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease.

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

PEREGRINE PHARMACEUTICALS, INC.

Date: March 13, 2017	By: /s/ Steven W. King
Steven W. King
President and Chief Executive Officer

Date: March 13, 2017	By: /s/ Paul J. Lytle
Paul J. Lytle
Chief Financial Officer
(signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)

