Form 10-K
period 2017-04-30
PEREGRINE PHARMACEUTICALS INC
filed 2017-07-14
CIK 704562

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the common stock held by non-affiliates as of October 31, 2016 was $84,450,000.

Number of shares of common stock outstanding as of July 10, 2017: 45,069,188

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended April 30, 2017.

PEREGRINE PHARMACEUTICALS, INC.

Fiscal Year 2017

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

We are a biopharmaceutical company committed to improving the lives of patients by manufacturing high quality pharmaceutical products through our contract manufacturing business, Avid Bioservices, Inc. (“Avid”), and by advancing and licensing our novel, development-stage immunotherapy product through our research and development business, Peregrine Pharmaceuticals, Inc. (“Peregrine”).

Peregrine is focused primarily on the research and development of immune stimulating therapies for the treatment of various cancers. Avid, a wholly-owned subsidiary of Peregrine, is our contract development and manufacturing organization (“CDMO”) business.

In June 2016, following the discontinuation of our bavituximab Phase III SUNRISE trial, we announced a shift in our corporate focus toward achieving profitability within two (2) years (during the quarter ending July 31, 2018). This was to be achieved by focusing on revenue growth from our contract manufacturing business, Avid, while also reducing our spending on research and development while continuing to collect and evaluate data from the Phase III SUNRISE trial. We believe we made significant progress towards this goal during the fiscal year ended April 30, 2017 by reducing research and development expenses by fifty-two percent (52%) while simultaneously growing Avid revenues by thirty percent (30%), as compared to the prior fiscal year. The result was a reduction of our net loss by 49% to $28,159,000 for the fiscal year ended April 30, 2017.

While reducing research and development expenses over the past fiscal year, we have also been able to allow the clinical data from the Phase III SUNRISE trial to mature, enabling us to conduct and present data analysis at key scientific meetings that support the clinical development of bavituximab with immune checkpoint inhibitors such as anti-PD-1/PD-L1 therapies. While we currently expect to reduce research and development spending by at least 40% in fiscal year 2018 compared to fiscal year 2017, this reduction in spending will not allow us to advance the bavituximab clinical program through a company sponsored trial. Instead, we are collaborating with leading immunotherapy experts and institutions to continue to drive forward our research and further guide our clinical development program.

With respect to our CDMO business, fiscal year 2017 was a record year for revenues, topping $57 million and representing 30% revenue growth over the prior fiscal year. While we are pleased at the continued year over year revenue growth, we have also recently seen unanticipated decreases in manufacturing demand from our largest customer and a recent regulatory filing delay from our second largest customer which will have some impact on our ability to grow the revenues from our CDMO business in fiscal year 2018 and could impact our ability to achieve overall profitability by the quarter ending July 31, 2018. However, we believe this to be temporary delay in revenue growth during fiscal year 2018 and have recently secured four new customers and are continuing to focus on securing additional customer business in order to better diversify our customer base. Our goal is to maintain profitability for Avid over the short term while positioning the business for long-term growth and attracting the resources necessary to continue to advance our promising research and development efforts.

Importantly, we continually evaluate various strategic options that we believe may enable us to enhance stockholder value, including the possible separation of these two distinct businesses.

Avid—Our CDMO Business

Avid provides fully-integrated current good manufacturing practices (“cGMP”) services from cell line development to commercial biomanufacturing of large molecules, such as monoclonal antibodies and recombinant proteins for third-party customers while also supporting Peregrine’s internal drug development business. We believe this integration offers considerable time and cost efficiencies for our internal drug development business.

We have been developing and manufacturing biologics since 1993 in our Franklin biomanufacturing facility (the “Franklin Facility”) located at our current headquarters in Tustin, California and formed Avid in 2002 to offer these services to third-party customers. These services include cGMP clinical and commercial product manufacturing utilizing stainless steel and single use bioreactor technology, purification, bulk packaging, stability testing and regulatory strategy and support. Avid also provides a variety of process development activities, including cell line development and optimization, cell culture and feed optimization, analytical methods development and product characterization.

In March 2016, Avid expanded its manufacturing capacity through the launch of its Myford biomanufacturing facility (the “Myford Facility”), which doubled our manufacturing capacity. The 42,000 square foot facility, which is our second manufacturing facility, can accommodate single-use bioreactors up to the 2,000-liter manufacturing scale. The Myford Facility was designed to accommodate a fully disposable manufacturing process for products in late stage clinical development to commercial. To date, the Myford Facility has been utilized to complete a number of process validation runs for our third-party customers, which may lead to future commercial production, and has supported the process validation of our lead immunotherapy candidate, bavituximab. The Myford Facility is located adjacent to our Franklin Facility.

As we look to expand the manufacturing capacity of our CDMO business, in February 2017, we leased an additional 42,000 square feet of vacant warehouse space within the same building as our existing Myford Facility. The proximity of this space will allow us to utilize existing manufacturing infrastructure that we believe should enhance our manufacturing efficiencies and reduce the overall cost and timeframe to construct a third biomanufacturing facility. Although we previously anticipated that the new manufacturing facility would be constructed and ready for manufacturing activities by mid-calendar year 2018, due to unanticipated changes in and/or timing of customer demand (as discussed above), we have decided to defer construction of this third facility until demand from existing or potential new customers is expected to exceed the current manufacturing capacity at our Franklin Facility and Myford Facility. Additionally, commencement of construction is also subject to our ability to raise sufficient additional capital to support this expansion effort. As a result, we presently do not expect to commence construction of this third facility prior to April 30, 2018.

To date, Avid has been audited and qualified by large and small, domestic and foreign, biotechnology companies interested in the production of biologic material for clinical and commercial use. Additionally, Avid has been audited by several regulatory agencies, including the U.S. FDA, the European Medicines Agency, the Brazilian Health Surveillance Agency (ANVISA), the Canadian Health Authority and the California Department of Health.

Fiscal Year 2018 Key Objectives—Our CDMO Business

Our key objectives for our contract manufacturing business in the coming fiscal year include:

•	Expand our manufacturing capacity through the installation and validation of two 2,000 liter single use bioreactors in our Myford Facility to support the anticipated needs of a current customer; and
•	Continue to diversify our customer base by securing additional customers to support our future revenue growth beyond fiscal year 2018.

Peregrine—Our Research and Development Business

Peregrine is developing therapeutics designed to fight cancer by reversing the immunosuppressive environment that tumors establish in order to proliferate. By doing so, these therapeutics allow the immune system to recognize and destroy tumor cells.

Bavituximab is our lead immunotherapy candidate and currently we are collaborating with the National Comprehensive Cancer Network® (“NCCN”) and Memorial Sloan Kettering Cancer Center (“MSKCC”), to evaluate the potential of bavituximab in combination with immune stimulating therapies.

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

Clinical Development Strategy

In June 2016, we announced a clinical development strategy focused on conducting small, early stage studies of bavituximab in combination with immune stimulating therapies. These trials may be conducted independently, in conjunction with our collaborators, or through investigator sponsored trials (“ISTs”). The goal of these trials is to generate compelling clinical and translational data demonstrating bavituximab’s immunotherapeutic mechanism of action in a combination treatment setting. Additionally, we are in the process of completing an extensive review and analysis of the available data from the discontinued Phase III SUNRISE trial discussed below and testing the numerous collected samples for potential biomarkers in order to determine if certain subgroups may have benefited more from the bavituximab treatment. We believe such information will assist us in guiding the bavituximab clinical program. In keeping with this strategy, we are evaluating options to advance clinical development of bavituximab in an efficient and cost-effective way.

We believe this strategy will allow us to (i) continue our research and development activities while avoiding costly, later stage clinical trials, thereby allowing us to achieve profitability sooner, and (ii) generate additional data that we believe, if positive, could create future potential value, including attracting potential licensing partners or re-engaging our collaboration with AstraZeneca.

NCCN Collaboration

In January 2016, we announced that we entered into a research collaboration with NCCN, a not-for-profit alliance of 27 of the world’s leading cancer centers, to expand the clinical research and development of bavituximab for the treatment of a range of tumors. Under this research collaboration, we are funding three ISTs and related correlative studies with bavituximab at NCCN member institutions and their affiliate community hospitals through a $2 million research grant to NCCN’s Oncology Research Program.  NCCN is responsible for oversight and monitoring of the three clinical studies awarded under the research grant. In September 2016, NCCN announced that investigators at the following NCCN-affiliated institutions received the grant award:

1.	Moffitt Cancer Center—A Phase I Trial of Sorafenib and Bavituximab Plus Stereotactic Body Radiation Therapy for Unresectable Hepatitis C Associated Hepatocellular Carcinoma. This trial is open for enrollment.
2.	Massachusetts General Hospital Cancer Center—Phase I/II Clinical Trial of Bavituximab with Radiation and Temozolomide for Patients with Newly Diagnosed Glioblastoma. This trial is open for enrollment.
3.	The Sidney Kimmel Comprehensive Cancer Center at Johns Hopkins—Phase II Study of Pembrolizumab and Bavituximab for Progressive Recurrent/Metastatic Squamous Cell Carcinoma of the Head and Neck. We expect this trial to be initiated by the end of the calendar year 2017.

MSKCC Collaboration

In May 2015, we entered into a sponsored research agreement with investigators at MSKCC to identify effective treatment combinations based on our PS-targeting agents, including bavituximab, with other checkpoint inhibitors or immune stimulating agents that will further guide our clinical development program.

In November 2016, we announced initial results from our collaboration with the investigators at MSKCC at the Society for Immunotherapy of Cancer (SITC) Annual Meeting. Study results highlighted that PS-targeting antibodies similar to bavituximab synergize with checkpoint inhibitors and radiation to improve anti-tumor activity in various animal tumor models.

A team of MSKCC researchers evaluated the effects of combining PS-targeting, anti-PD-1 and radiation therapies in the mouse B16 melanoma model.  Study data showed that PS-targeting antibodies synergize with both anti-PD-1 and radiation therapy to improve anti-cancer activity.  PS-targeting treatment in combination with radiation, as well as triple combination of PS-targeting treatment, anti-PD-1 and radiation, led to a reduction in tumor burden.  Median survival for the triple combination treatment still had not been reached at the end of the 80-day observation period, while other arms in the study showed median survival that ranged from 24–70 days.

Researchers also evaluated the impact of the PS-targeting and radiation combination treatment on the level and type of immune activity. These results demonstrated that the combination led to a change in the tumor microenvironment, shifting it from immunosuppressive in which tumors are protected to immune-active in which tumors are more susceptible to treatment. Analysis of local immune responses in the tumors of the treated animals showed that the combination treatment increased the number of tumor associated macrophages and shifted the macrophage polarization from the immunosuppressive M2 type to the immune active M1 type. When systemic immune responses were analyzed following the triple combination of PS-targeting, anti-PD-1 and radiation therapies, researchers also saw evidence of increased immune activity. This was illustrated by key indicators of immune activity, including increases in CD8+ T–cell activation, effector cytokine production and differentiation into effector memory cells.

In April 2017, at the Annual Meeting of the American Association for Cancer Research (“AACR”), researchers from MSKCC presented preclinical study results highlighting the potential of our PS-targeting antibodies to enhance the anti-tumor activity of adoptive T cell transfer therapy without triggering off-target toxicities. The researchers evaluated and compared the anti-tumor activity and off-target toxicities of adoptive T cell transfer therapy in combination with either PS-targeting antibodies or anti-OX40 antibodies in mice with advanced melanomas. Whereas PS-targeting and anti-OX40 demonstrated comparable tumor regression when administered in combination with transferred adoptive T cells, only the PS-targeting combination achieved these results without any detectable off-target toxicities. By contrast, the anti-OX40 treatment combination triggered off-target inflammatory destruction of healthy tissues. Additional study results demonstrated that the PS-targeting antibodies decreased tumor-induced immunosuppression as evidenced by a decrease in immunosuppressive regulatory T cells and M2 macrophages.

The preclinical data from both of these studies has further supported our belief that bavituximab modulates the immunosuppressive tumor microenvironment and enhances the activity of other immunotherapy agents. MSKCC continues to evaluate bavituximab with other immunotherapy agents, which will further guide our clinical development program.

Phase III SUNRISE Trial

In December 2013, we initiated a randomized, double-blind, placebo-controlled Phase III trial evaluating bavituximab plus docetaxel, versus docetaxel plus placebo, for the treatment of previously-treated NSCLC (the “Phase III SUNRISE trial”).

In February 2016, we announced that we were discontinuing the Phase III SUNRISE trial based on the recommendation of the study’s Independent Data Monitoring Committee following a pre-specified interim analysis performed after 33% of targeted overall events (patient deaths). Results of the analysis demonstrated that the patients treated in the bavituximab plus docetaxel treatment arm did not show a sufficient improvement in overall survival as compared to the patients treated in the docetaxel plus placebo treatment arm to warrant continuation of the study. Patient enrollment was discontinued and existing patients in the trial were given the choice to continue chemotherapy and/or bavituximab, as appropriate. Patient treatment and follow-up data from the trial were collected through March 2017 and the trial is now closed.

Following the discontinuation of the Phase III SUNRISE trial, we promptly initiated and are nearing completion of an extensive review and analysis of the available data and testing the numerous collected samples for potential biomarkers in order to understand what subgroups may have benefited more from the bavituximab treatment. We believe such information will be important in supporting and refining our clinical strategy, as discussed above.

The most compelling data to date was presented in April 2017 at the Annual Meeting of the AACR. In a subgroup analysis, we looked at the outcome of 91 patients that were enrolled in the Phase III SUNRISE trial that were subsequently treated with immune checkpoint inhibitors (“ICI’s”) post study treatments. The results from this analysis demonstrated that the patients who received docetaxel plus bavituximab and subsequent ICI’s (anti-PD-1/PD-L1) had not yet reached median overall survival (“mOS”) compared to mOS of 13.0 months for patients who received docetaxel plus placebo (hazard ratio [HR], 0.43; p=0.005). The statistically significant difference between the two arms in the trial provides strong rationale for combining bavituximab with ICI’s and supports the hypothesis that bavituximab may modulate the tumor microenvironment to enhance the anti-tumor activity of ICI’s.

In June 2017, we announced additional supportive data at the Annual Meeting of the American Society of Clinical Oncology (“ASCO”) demonstrating that patients in the bavituximab containing arm who had low baseline PD-L1 expression on tumor cells (i.e., patients typically with poorer response to PD-1/PD-L1 checkpoint inhibitors) lived significantly longer than patients with high baseline PD-L1 expression. These data further support the hypothesis that bavituximab may modulate the tumor microenvironment to complement and enhance the anti-tumor activity of ICI’s.

Antibody Discovery Technology

Recently, our scientists have developed an antibody discovery and characterization platform through which we can generate antibodies against virtually any target. These capabilities are state-of-the-art and meant for rapid screening for high affinity antibodies as drug candidates. These capabilities are a natural extension of the services we already offer through Avid and it may represent a way to bring in customers at a much earlier stage of development with the potential to move them quickly into process development and cGMP manufacturing. Continuing to diversify our customer base is one of our key initiatives at Avid and we believe the antibody discovery capabilities will help attract new customers. The antibody discovery capabilities can also be used in our research and development business to rapidly identify antibodies against known targets as well as to identify novel targets. The antibody discovery platform is now fully functional and we are in the process of evaluating the technology through identifying several known targets and thus far, the results have looked promising. Once this process is completed, the technology platform will be marketed to potential customers as part of our CDMO service offerings.

Exosome Technology

We licensed from The University of Texas System, on behalf of The University of Texas Southwestern Medical Center (“UTSWMC”) in July 2016, proprietary exosome-based cancer diagnostic technology, with the goal of developing an optimized test for further clinical testing in collaboration with a potential partner. The platform is based on the diagnostic potential of tumor derived exosomes, which are small vesicles from tumor cells that are released into the blood as tumors grow. Tumor derived exosomes have PS on their surface as a potentially detectable marker. It is believed that even small tumors begin to release PS-positive exosomes and thus the ability to detect these exosomes in the blood may be an indicator of the presence of a tumor.

In the study published by Oncotarget, plasma samples from 34 patients with ovarian tumors and 10 healthy subjects were analyzed for the presence of PS-expressing exosomes in a blinded test. Results demonstrated that those patients with malignant ovarian cancer displayed significantly higher blood PS exosome levels than those with benign tumors (median 0.237 vs. -0.027, p=0.0001) and the malignant and benign groups displayed significantly higher blood PS exosome levels than the healthy subjects (median 0.237 vs -0.158, p < 0.0001 and -0.027 vs -0.158, p=0.0002, respectively).

Fiscal Year 2018 Objectives—Our Research and Development Business

Our objectives for our research and development business in the coming fiscal year include:

•	Determine the optimal path forward for bavituximab based on the final evaluation of all data collected from our completed Phase III SUNRISE trial;
•	Support the advancement of our NCCN collaboration and the underlying clinical trials to evaluate bavituximab in combination with other therapies, including immune stimulating therapies;
•	Support any new potential ISTs, which could provide further confirmation of bavituximab’s immunotherapeutic mechanism of action in the clinic;
•	Generate additional preclinical, translational, and clinical data to further demonstrate the immunotherapeutic mechanism of action of bavituximab as we continue to identify new clinical indications, therapeutic combinations and potential partnerships; and,
•	Complete the evaluation process for the antibody discovery platform and begin offering as a CDMO service through Avid Bioservices.

Reverse Stock Split

On July 7, 2017, we effected a reverse stock split of our outstanding shares of common stock at a ratio of one-for-seven, which took effect with the opening of trading on July 10, 2017. All common stock share and per share amounts in this Annual Report have been adjusted to give effect to the one-for-seven reverse stock split, retrospectively.

In-Licensing Agreements

The following is a summary of our key in-licensing agreements covering bavituximab, our lead immunotherapy product in clinical development.

In August 2001 and August 2005, we exclusively in-licensed the worldwide rights to the PS-targeting technology platform, including bavituximab, from The University of Texas System, on behalf of UTSWMC. In November 2003, we entered into a non-exclusive license agreement with Genentech, Inc. (“Genentech”), to license certain intellectual property rights covering methods and processes for producing antibodies used in connection with the development of our PS-targeting program. In December 2003, we entered into an exclusive commercial license agreement with Avanir Pharmaceuticals, Inc., (“Avanir”) covering the generation of a chimeric monoclonal antibody. In March 2005, we entered into a worldwide non-exclusive license agreement with Lonza Biologics (“Lonza”) for intellectual property and materials relating to the expression of recombinant monoclonal antibodies for use in the manufacture of bavituximab.

Under our in-licensing agreements relating to bavituximab, we are obligated to pay future milestone payments based on potential clinical development and regulatory milestones, plus a royalty on net sales and/or a percentage of sublicense income. The applicable royalty rate under each of the foregoing in-licensing agreements is in the low single digits. We did not incur any milestone related expenses during the three fiscal years ended April 30, 2017.

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

We do not expect to incur any milestone related expenses regarding our bavituximab program during fiscal year 2018. In addition, of the total potential future milestone obligations of $6,675,000, up to $6,400,000 would be due upon the first commercial approval of bavituximab pursuant to these in-licensing agreements. However, given the uncertainty of the drug development and the regulatory approval process, we are unable to predict with any certainty when any of these future milestones will occur, if at all.

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

In addition, we are subject to regulation under state, federal, and international laws and regulations regarding occupational safety, laboratory practices, environmental protection and hazardous substance control, and other regulations. Our clinical trial and research and development activities involve the controlled use of hazardous materials, chemicals and radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our financial resources. In addition, disposal of radioactive materials used in our clinical trials and research efforts may only be made at approved facilities. We believe that we are in material compliance with all applicable laws and regulations including those relating to the handling and disposal of hazardous and toxic waste.

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

With respect to our contract manufacturing business, we have acquired and developed and continue to acquire and develop knowledge and expertise (“know-how”) and trade secrets in the provision of process development and manufacturing services. Our know-how and trade secrets may not be patentable, but they are valuable in that they enhance our ability to provide high-quality services to our customers. We also intend to continue to rely upon trade secrets and improvements, unpatented proprietary know-how, and continuing technological innovation to develop and maintain our competitive position in research and development of our therapeutic and diagnostic products. We typically place restrictions in our agreements with third-parties, which contractually restrict their right to use and disclose any of our proprietary technology with which they may be involved. In addition, we have internal non-disclosure safeguards, including confidentiality agreements, with our employees.

Segment Information

Our business is organized into two reportable operating segments. Peregrine is engaged in the research and development of monoclonal antibodies focused on the treatment of cancer and has not generated any product sales from any of its technologies under development. Our wholly-owned subsidiary, Avid, is engaged in providing fully-integrated cGMP biomanufacturing services for us and its third-party customers. In addition, we had no foreign based operations and no long-lived assets located in foreign countries as of and for the fiscal years ended April 30, 2017, 2016 and 2015. Refer to Note 10, “Segment Reporting” to the accompanying consolidated financial statements for additional financial information regarding our operating segments.

Customers

Contract manufacturing revenue has historically been derived from a small customer base. For the fiscal year ended April 30, 2017, approximately 98% of contract manufacturing revenue was generated from three customers. For the fiscal years ended April 30, 2016 and 2015, approximately 95% and 91%, respectively, of contract manufacturing revenue was generated from two customers. In addition, typically we have not entered into long-term commitments with these third-party customers because their need for product supply depends on a variety of factors, including the products stage of development, the timing of regulatory filings and approvals, the product needs of their collaborators, if applicable, their financial resources and the market demand with respect to commercial products. Our future results of operations could be adversely affected if revenue from any one of our primary customers is significantly reduced or eliminated. Refer to Note 10, “Segment Reporting” to the accompanying consolidated financial statements for additional financial information regarding Avid’s customer concentration and geographic areas of its customers.

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

With respect to our lead immunotherapy candidate, bavituximab, we are not aware of any other company developing an investigational product similar to bavituximab, however, before we can more clearly define our competition, we will need to generate additional clinical data from our current or potential future planned trials.

Research and Development

The majority of our operating expenses to date have been related to research and development. Research and development expenses primarily include (i) payroll and related costs, including share-based compensation, associated with research and development personnel, (ii) costs related to clinical trials and preclinical testing of our technologies under development, (iii) costs to develop and manufacture the product candidates, including raw materials and supplies, product testing, depreciation, and facility related expenses, (iv) expenses for research services provided by universities and contract laboratories, including sponsored research funding, and (v) other research and development expenses. Research and development expenses are charged to expense as incurred when these expenditures relate to our research and development efforts and have no alternative future uses. Research and development expenses were $28,297,000 in fiscal year 2017, $59,529,000 in fiscal year 2016, and $42,996,000 in fiscal year 2015.

Human Resources

As of April 30, 2017, we employed 319 full-time employees and four part-time employees. None of our employees are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be good.

Item 1A.	Risk Factors

You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this report, including our financial statements and the related notes thereto, before making a decision to invest in our securities. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently believe are not material, also may become important factors that affect us and impair our business operations. The occurrence of any of the events or developments discussed in the risk factors below could have a material and adverse impact on our business, results of operations, financial condition and cash flows, and in such case, our future prospects would likely be materially and adversely affected. If any of such events or developments were to happen, the trading price of our common stock and the value of our 10.50% Series E Convertible Preferred Stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

If we cannot obtain additional funding, we may have to delay, scale back, or eliminate some or all our research and development efforts, and/or restructure our operations.

At April 30, 2017, we had $46,799,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced losses and negative cash flows from operations since our inception and we expect negative cash flows from operations to continue for the foreseeable future until we can generate sufficient revenue from Avid’s contract manufacturing services to achieve profitability. Therefore, unless and until we are able to generate sufficient revenue from Avid’s contract manufacturing services or from the sale or licensing of our product candidate under development, we expect such losses to continue through at least the fiscal year ending April 30, 2018, and as a result, we will require additional capital to fund our operations and to execute our business plans.

Our ability to continue to fund our operations is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, (i) raising additional capital in the equity markets, (ii) generating additional contract manufacturing revenue from Avid, or (iii) licensing or partnering our product candidate in development.

Historically, we have funded a significant portion of our operations through the issuance of equity. During fiscal year 2017, we raised $31,277,000 in aggregate gross proceeds from the sale of shares of our common stock and raised an additional $1,634,000 in aggregate gross proceeds from the sale of shares of our 10.50% Series E Convertible Preferred Stock (the “Series E Preferred Stock”) (as described in Note 5 to the accompanying consolidated financial statements). Subsequent to April 30, 2017 and through June 30, 2017, we raised an additional $4,304,000 in aggregate gross proceeds from the sale of shares of our common stock (as described in Note 12 to the accompanying consolidated financial statements). As of July 14, 2017, $67,674,000 remained available to us under our effective shelf registration statement, which allows us from time to time to offer and sell shares of our common stock, in one or more offerings, either individually or in combination.

Our ability to raise additional capital in the equity markets to fund our obligations in future periods is dependent on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse financial results, and negative research and development results. In addition, on July 7, 2017, we effected a reverse stock split of our issued and outstanding common stock at a ratio of one-for-seven, which took effect with the opening of trading on July 10, 2017 (as described in Note 1 to the accompanying consolidated financial statements). While the reverse stock split resulted in an increase in the market price of our common stock, it also reduced the number of shares outstanding, which could adversely affect the liquidity of our common stock. Because we have predominately raised capital through sales arrangements that are dependent on the trading volume of our common stock, any adverse effect on liquidity could negatively impact our ability to raise additional capital in the equity markets. In such a case, we may not be able to rely on the sale of shares of our common stock to fund our operations to the extent we have in prior years.

With respect to our ability to generate additional contract manufacturing revenue, Avid has a revenue backlog of $58 million under signed contracts from existing customers, which is consistent with the revenue backlog we reported as of April 30, 2016. As such, we may not be able to rely on generating additional contract manufacturing revenue from Avid in fiscal year 2018 to make up any capital raising shortfall experienced through the equity markets.

If we are unable to either (i) raise sufficient capital in the equity markets, (ii) generate additional contract manufacturing revenue from Avid, or (iii) license or partner our product in development, or any combination thereof, we may need to delay, scale back, or eliminate all our research and development efforts, or restructure our operations. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that our financial statements are issued. Our independent registered public accounting firm included an explanatory paragraph highlighting this uncertainty in its “Report of Independent Registered Public Accounting Firm” dated July 14, 2017, which report is included in Item 15 of Part IV of this Annual Report.

We have had significant losses, anticipate future losses and may never achieve profitability.

We have incurred net losses in most fiscal years since we began operations in 1981. The following table represents net losses incurred for each of the past three fiscal years:

Net Loss
Fiscal Year 2017	$ 28,159,000
Fiscal Year 2016	$ 55,652,000
Fiscal Year 2015	$ 50,358,000

As of April 30, 2017, we had an accumulated deficit of $537,435,000. In addition, we expect negative cash flows from operations to continue for the foreseeable future until we can generate sufficient revenue from Avid’s contract manufacturing services to achieve profitability. Further, if we fail to generate sufficient revenue from Avid’s contract manufacturing services or at all, we may never achieve profitability.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, and absent additional financing, we may be unable to remain a going concern.

In its report accompanying our audited consolidated financial statements for the fiscal year ended April 30, 2017, our independent registered public accounting firm included an explanatory paragraph stating that our recurring losses from operations and negative cash flows from operating activities raise substantial doubt as to our ability to continue as a going concern. Our financial statements do not include any adjustments that may be necessary in the event we are unable to continue as a going concern. We may need to significantly modify our operation plans in an effort to continue as a going concern. Absent sufficient additional capital, which we may be unable to raise on commercially reasonable terms or at all, we may be unable to remain a going concern.

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

Contract manufacturing revenue has historically been derived from a small customer base. For the fiscal year ended April 30, 2017, our top three customers accounted for approximately 98% of our revenues and for the fiscal years ended April 30, 2016 and 2015, approximately 95% and 91%, respectively, of contract manufacturing revenue was generated from two customers. In addition, typically we have not entered into long-term commitments with these third-party customers because their need for product supply depends on a variety of factors, including the product’s stage of development, the timing of regulatory filings and approvals, the product needs of their collaborators, if applicable, their financial resources and the market demand with respect to commercial products. The loss or a significant reduction of business from any of our major customers could have a material adverse effect on our business, results of operations and financial condition.

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

In June 2016, we announced our clinical development strategy focused on conducting small, early stage studies of bavituximab in combination with immune stimulating therapies. These trials may be conducted independently, in conjunction with our collaborators, or through ISTs. The goal of these trials will be to generate compelling clinical and translational data demonstrating bavituximab’s immunotherapeutic mechanism of action in a combination treatment setting. We plan to leverage this data to drive partnering interest in our phosphatidylserine (PS)-targeting platform. Our clinical development strategy is subject to a number of risks and uncertainties, including but not limited to, the risk that:

•	we may not secure sufficient capital to conduct any sponsored trial that may be necessary to support a potential partnership;

•	the early stage studies do not generate any compelling data;

•	the data, while compelling, is viewed by potential partners as being based on an insufficient sample size; and

•	the data, while compelling, is in tumor indications for which there is little or no partnering interest.

Even if we are successful in generating compelling data that generates partnering interest, we may face additional challenges in consummating a licensing transaction, or on terms acceptable to us, considering the additional later stage clinical trials that such partner would need to conduct, and the time, costs and regulatory risks associated therewith, relative to the remaining life of our patents that cover bavituximab compositions and their use in treating cancer, both alone and in combination therapies, which are currently set to expire between 2023 and 2025, before any potential extensions. If we are unable to efficiently and quickly generate the type and quantity of data needed to drive future partnering interest, we may not be successful in our clinical development strategy, nor obtain any monetary value from our PS-targeting platform, including bavituximab.

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

While our clinical development strategy is focused on conducting small, early stage studies of bavituximab in combination with immune stimulating therapies, we may none-the-less experience delays in patient enrollment in these clinical trials for a variety of reasons. The timely completion of any new potential clinical trials in accordance with their protocols depends on, among other things, our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of patients depends on many factors, including:

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

If we do not establish additional collaborations, or if the trials conducted by our collaborators do not proceed efficiently, our clinical development strategy may not be successful.

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

The patent protection for our product candidates may expire before we are able to commercialize those product candidates, which may subject us to increased competition and reduce or eliminate our opportunity to generate product revenue.

The patents for our product candidates have varying expiration dates and, if these patents expire, we may be subject to increased competition and we may not be able to recover our development costs or market any of our approved products profitably. For example, one of our licensed U.S. patents claims compounds encompassing bavituximab and is due to expire in 2024, and two of our other licensed U.S. patents claim treatment methods encompassing bavituximab and are due to expire in 2025. In some of the larger potential market territories, such as the United States and Europe, patent term extension or restoration may be available to compensate for time taken during aspects of the product’s development and regulatory review. However, such an extension may not be granted, or if granted, the applicable time period or the scope of patent protection afforded during any extension period may not be sufficient to maximize the commercial value of the patent(s). In addition, even though some regulatory authorities may provide some other exclusivity for a product under their own laws and regulations, we may not be able to qualify the product or obtain the exclusive time period. If we are unable to obtain patent term extension/restoration or some other exclusivity, we could be subject to increased competition and our opportunity to establish or maintain product revenue could be substantially reduced or eliminated. Furthermore, we may not have sufficient time to recover our development costs prior to the expiration of our U.S. and non-U.S. patents.

We may become involved in disputes or lawsuits pertaining to patent applications, or to protect or enforce our patents that would be expensive, time consuming and may lead to disclosure of our confidential information.

Disputes may arise in connection with the preparation, filing and examination of patent applications, including licensed patent applications, which may be difficult, time-consuming and expensive to resolve. In addition, we may become subject to interference, opposition or other post-grant review proceedings conducted in patent and trademark offices to determine the priority and/or patentability of inventions. In order to protect or enforce our patent rights, we may initiate patent litigation against third parties. The defense of intellectual property rights, including patent rights through lawsuits, interference, opposition or other post-grant review proceedings and other legal and administrative proceedings, would be costly and divert our technical and management personnel from their normal responsibilities. An adverse determination of any litigation or defense proceedings could put our pending patent applications at risk of not being issued.

Furthermore, there is a risk that some of our confidential information could be compromised by disclosure during patent disputes. Due to the substantial amount of discovery required in connection with intellectual property litigation, this type of litigation poses a particular risk. For example, during the course of this kind of litigation, confidential information may be inadvertently disclosed in the form of documents or testimony in connection with discovery requests, depositions or trial testimony. This disclosure could have a material adverse effect on our business and our financial results.

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

As of April 30, 2017, we had federal and state NOL carry forwards of approximately $392 million and $264 million, respectively, expiring from 2018 to 2037. These NOL carry forwards could potentially be used to offset certain future federal and state income tax liabilities. However, utilization of NOL carry forwards may be subject to a substantial annual limitation pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions due to ownership changes that have occurred previously or that could occur in the future. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. We performed a detailed analysis of our NOL carry forwards through April 30, 2017 and it was determined that no change in ownership had occurred. However, ownership changes occurring subsequent to April 30, 2017 may impact the utilization of our NOL carry forwards and other tax attributes. Any limitation may result in expiration of a portion of the carry forwards before utilization. If we were not able to utilize our carry forwards, we would be required to use our cash resources to pay taxes that would otherwise have been offset, thereby reducing our liquidity.

We have become increasingly dependent on information technology and any breakdown, interruption or breach of our information technology systems could subject us to liability or interrupt the operation of our business, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

We are increasingly dependent upon sophisticated information technology systems and infrastructure in connection with the conduct of our business. We must constantly update our information technology infrastructure and our various current information technology systems throughout the organization may not continue to meet our current and future business needs. Furthermore, modification, upgrade or replacement of such systems may be costly. In addition, due to the size and complexity of these systems, any breakdown, interruption, corruption or unauthorized access to or cyber-attack on these systems could create system disruptions, shutdowns or unauthorized disclosure of confidential information. While we attempt to take appropriate security and cyber-security measures to protect our data and information technology systems and to prevent such breakdowns and unauthorized breaches and cyber-attacks, these measures may not be successful and these breakdowns and breaches in, or attacks on, our systems and data may not be prevented. Such breakdowns, breaches or attacks may cause business interruption and could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares to decline, and we may suffer financial damage or other loss, including fines or criminal penalties because of lost or misappropriated information.

Our governance documents and state law provide certain anti-takeover measures which will discourage a third party from seeking to acquire us unless approved by the Board of Directors.

We have a rights plan that is designed to protect stockholders against unsolicited attempts to acquire control of us that do not offer a fair price to our stockholders as determined by our board of directors. Under the plan, the acquisition of 15% or more of our outstanding common stock by any person or group, unless approved by our board of directors, will trigger the right of our stockholders (other than the acquirer of 15% or more of our common stock) to acquire additional shares of our common stock, and, in certain cases, the stock of the potential acquirer, at a 50% discount to market price, thus significantly increasing the acquisition cost to a potential acquirer. In addition, our certificate of incorporation and by-laws contain certain additional anti-takeover protective devices. For example,

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

As of April 30, 2017, there were 44,014,040 shares of our common stock issued and outstanding (as adjusted to reflect the 1-for-7 reverse stock split of our issued and outstanding common stock that took effect on July 10, 2017). Substantially all of these shares are eligible for trading in the public market, subject in some cases to volume and other limitations. The market price of our common stock may decline if our common stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur.

In addition, our common stock issued and outstanding as of April 30, 2017 excludes the following common shares reserved for future issuance (as adjusted to reflect the 1-for-7 reverse stock split of our issued and outstanding common stock that took effect on July 10, 2017):

•	5,630,872 common shares reserved for issuance under outstanding option grants and available for issuance under our stock incentive plans;
•	1,359,736 common shares reserved for and available for issuance under our 2010 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”);
•	39,040 common shares issuable upon exercise of outstanding warrants; and
•	6,826,435 common shares issuable upon conversion of our outstanding Series E Preferred Stock.

In addition, we expect we will continue to need to raise substantial additional capital to fund our operations until we can generate sufficient revenue from Avid’s contract manufacturing services to achieve profitability. If we raise additional funds by issuing equity securities, the market price of our securities may decline and our existing stockholders may experience significant dilution.

Our highly volatile stock price may adversely affect the liquidity of our common stock.

The market price of our common stock and the market prices of securities of companies in the biotechnology sector have generally been highly volatile and are likely to continue to be highly volatile. For instance, the market price of our common stock has ranged from $1.97 to $14.00 per share over the last three fiscal years ended April 30, 2017 (as adjusted to reflect the 1-for-7 reverse stock split of our issued and outstanding common stock that took effect on July 10, 2017).

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

Our common stock is currently traded on The NASDAQ Capital Market. As previously reported, on April 12, 2016 we received a letter from the staff of the Listing Qualifications Department (the “Staff”) of The NASDAQ Stock Market LLC (“NASDAQ”) notifying us that, for the previous 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The NASDAQ Capital Market under NASDAQ’s Listing Rule 5550(a)(2), which requires a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we were automatically afforded an initial “compliance period” of 180 calendar days following the date of the notification, or until October 10, 2016, to regain compliance with the Minimum Bid Price Requirement. We did not regain compliance with the Minimum Bid Price Requirement by October 10, 2016; however, because (i) we met the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The NASDAQ Capital Market with the exception of the Minimum Bid Price Requirement, as of the last day of the initial “compliance period”, and (ii) provided written notice to NASDAQ of our intention to regain compliance by effecting a reverse stock split, if necessary, the Staff afforded us an additional “compliance period” of 180 calendar days, or until April 10, 2017, to regain compliance with the Minimum Bid Price Requirement.

Although our stockholders approved, at our Annual Meeting of Stockholders on October 13, 2016, an amendment to our certificate of incorporation, as amended, to effect a reverse split of our issued and outstanding common stock at a ratio of up to 1-for-7 as a means to regain compliance with the Minimum Bid Price Requirement, we determined that it was in the best interests of the Company and our stockholders not to effect the reverse split prior to April 10, 2017. On April 11, 2017, the Staff notified us that our common stock would be delisted unless we requested a hearing before the NASDAQ Hearings Panel (the “Panel”). On April 13, 2017, we requested a hearing before the Panel, which was held on May 25, 2017. On June 1, 2017, we received a decision letter from the NASDAQ Office of General Counsel stating that the Panel had granted us until no later than July 21, 2017 to regain compliance with the Minimum Bid Price Requirement. Following authorization from our board of directors, we filed a certificate of amendment to our certificate of incorporation with the Secretary of State of Delaware to effect a reverse split of our issued and outstanding common stock at a ratio of one-for-seven, which took effect with the opening of trading on July 10, 2017. As of the close of the market on July 13, 2017, the bid closing price of our common stock has exceeded the $1.00 minimum closing bid price requirement for four (4) consecutive business days, and it must continue to exceed $1.00 for an additional six (6) consecutive business days, or through July 21, 2017, in order for us to regain compliance with the Minimum Bid Price Requirement. If we are unable to regain compliance with the Minimum Bid Price Requirement by the close of the market on July 21, 2017, our common stock will be delisted from the NASDAQ Capital Market.

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

Our corporate offices, research and development, and manufacturing facilities are all located in close proximity in Tustin, California, which are shared by our contract manufacturing business and our drug development business. We currently lease an aggregate of approximately 196,000 square feet of office, warehouse, research and manufacturing space in six buildings under five separate lease agreements, as summarized in the following table:

Lease #	Original Lease Execution Date	Approximate Square Footage Leased	# of Buildings Occupied	Initial Lease Term Expiration Date	# of Options to Extend Lease	Extended Lease Term Expiration Date(1)
1	December 1998	48,000	2	12/31/27	2	12/31/37
2	May 2010	13,000	1	12/31/17	1	12/31/22
3	July 2014	84,000	1	1/31/27	2	1/31/37
4	April 2016	26,000	1	8/31/23	2	8/31/35
5	April 2016	25,000	1	8/31/23	2	8/31/35

____________________

(1)	Extended lease term expiration date assumes we execute all available option(s) to extend lease in accordance with the terms of the lease agreement.

We believe that the space we lease is adequate to meet our current needs and that, if necessary, additional space would be available to accommodate any future growth.

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

On October 10, 2013, a derivative and class action complaint, captioned Michaeli v. Steven W. King, et al., C.A. No. 8994-VCL, was filed in the Court of Chancery of the State of Delaware (the “Court”), purportedly on behalf of the Company, which is named a nominal defendant, against certain of our executive officers and directors (collectively, the “Defendants”). On December 1, 2015, the plaintiffs filed an amended and supplemental derivative and class action complaint (the “Amended Complaint”). The Amended Complaint alleges that the Defendants breached their respective fiduciary duties in connection with certain purportedly improper compensation decisions made by our board of directors during the past four fiscal years ended April 30, 2015, including: (i) the grant of a stock option to Mr. King on May 4, 2012; (ii) the non-routine broad-based stock option grant to our directors, executives, all other employees and certain consultants on December 27, 2012; and (iii) the payment, during the past four fiscal years ended April 30, 2015, of compensation to our non-employee directors. In addition, the complaint alleges that our directors breached their fiduciary duty of candor by filing and seeking stockholder action on the basis of an allegedly materially false and misleading proxy statement for our 2013 annual meeting of stockholders. The plaintiffs are seeking, among other things, rescission of a portion of the stock option grant to Mr. King on May 4, 2012 and the stock options granted to the Defendants on December 27, 2012, as well as disgorgement of any excessive compensation paid to our non-employee directors during the four fiscal years ended April 30, 2015 and other monetary relief for our benefit. On May 15, 2017, the parties filed with the Court a Stipulation and Agreement of Compromise, Settlement and Release setting forth the terms of the proposed settlement of the claims in the Amended Complaint. A hearing on the proposed settlement will be held before the Court on July 27, 2017. We do not expect to incur a loss associated with this matter should the Court approve the terms of the proposed settlement.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Market Information

Our common stock is listed on The NASDAQ Capital Market under the trading symbol “PPHM.” The following table sets forth the high and low sales prices per share of our common stock for each quarter during the two years ended April 30, 2017, as adjusted to reflect the 1-for-7 reverse stock split of our issued and outstanding common stock, which took effect on July 10, 2017:

	Common Stock Sales Price
	High	Low
Fiscal Year 2017
Quarter Ended April 30, 2017	$5.42	$2.07
Quarter Ended January 31, 2017	$2.85	$1.97
Quarter Ended October 31, 2016	$3.64	$2.19
Quarter Ended July 31, 2016	$4.69	$2.05
Fiscal Year 2016
Quarter Ended April 30, 2016	$7.84	$2.31
Quarter Ended January 31, 2016	$9.28	$6.02
Quarter Ended October 31, 2015	$9.03	$6.38
Quarter Ended July 31, 2015	$10.50	$8.47

Holders of Common Stock

As of June 30, 2017, we had 4,018 stockholders of record of our common stock.

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

The following chart shows the performance from April 30, 2012 through April 30, 2017 of Peregrine Pharmaceuticals, Inc. common stock, compared with an investment in the stocks represented in the NASDAQ ICB: 4577 Pharmaceuticals Index and the NASDAQ U.S. Benchmark TR Index assuming the investment of $100 at the beginning of the period and the reinvestment of dividends, if any. The total return data for the comparative indexes were prepared by NASDAQ OMX Global Indexes.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
VALUE OF INVESTMENT OF $100 ON APRIL 30, 2012

The underlying data for the foregoing graph is as follows:

	April 30, 2012	April 30, 2013	April 30, 2014	April 30 2015	April 30, 2016	April 30, 2017
Peregrine Pharmaceuticals, Inc.	$ 100.00	$ 295.74	$ 370.21	$ 278.72	$ 75.34	$ 130.98
NASDAQ ICB: 4577 Pharmaceuticals (subsector)	$ 100.00	$ 130.03	$ 160.55	$ 188.82	$ 186.26	$ 201.35
NASDAQ U.S. Benchmark TR Index	$ 100.00	$ 117.32	$ 141.62	$ 159.47	$ 159.32	$ 189.23

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below as of April 30, 2017 and 2016, and for the fiscal years ended April 30, 2017, 2016 and 2015, are derived from our audited consolidated financial statements included elsewhere in this Annual Report. This information should be read in conjunction with those consolidated financial statements, the notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data set forth below as of April 30, 2015, 2014 and 2013, and for the fiscal years ended April 30, 2014 and 2013, are derived from our audited consolidated financial statements that are contained in Annual Reports previously filed with the SEC, not included herein.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FISCAL YEAR ENDED APRIL 30,

	2017 (a)	2016 (b)	2015 (c)	2014 (d)	2013 (e)

Total revenues	$57,630,000	$44,686,000	$26,781,000	$22,401,000	$21,683,000

Net loss	$(28,159,000)	$(55,652,000)	$(50,358,000)	$(35,362,000)	$(29,780,000)

Series E preferred stock accumulated dividends	$(4,640,000)	$(4,484,000)	$(3,696,000)	$(401,000)	$–

Net loss attributable to common stockholders (f)	$(32,799,000)	$(60,136,000)	$(54,054,000)	$(35,763,000)	$(29,780,000)

Basic and diluted loss per common share (g)	$(0.88)	$(1.95)	$(2.07)	$(1.55)	$(1.73)

Weighted average common shares outstanding (g)	37,109,493	30,895,089	26,079,762	23,082,807	17,195,762

CONSOLIDATED BALANCE SHEET DATE
AS OF APRIL 30,

	2017	2016	2015	2014	2013

Cash and cash equivalents	$46,799,000	$61,412,000	$68,001,000	$77,490,000	$35,204,000

Working capital	$26,169,000	$24,234,000	$43,192,000	$63,564,000	$21,353,000

Total assets	$118,112,000	$109,043,000	$97,464,000	$90,545,000	$45,058,000

Long-term debt	$–	$–	$–	$–	$13,000

Accumulated deficit	$(537,435,000)	$(509,276,000)	$(453,624,000)	$(403,266,000)	$(367,904,000)

Stockholders' equity	$53,582,000	$50,074,000	$59,035,000	$67,699,000	$23,760,000

__________

(a)	Total revenues in fiscal year 2017 include contract manufacturing revenue of $57,630,000 and license revenue of nil.
(b)	Total revenues in fiscal year 2016 include contract manufacturing revenue of $44,357,000 and license revenue of $329,000.
(c)	Total revenues in fiscal year 2015 include contract manufacturing revenue of $26,744,000 and license revenue of $37,000.
(d)	Total revenues in fiscal year 2014 include contract manufacturing revenue of $22,294,000 and license revenue of $107,000.
(e)	Total revenues in fiscal year 2013 include contract manufacturing revenue of $21,333,000 and license revenue of $350,000.
(f)	Net loss attributable to common stockholders represents our net loss plus Series E preferred stock accumulated dividends.
(g)	All share and per share amounts of our common stock for all periods presented have been retroactively adjusted to reflect the one-for-seven reverse stock split of our issued and outstanding common stock, which took effect on July 10, 2017 (as described in Note 1 to the accompanying consolidated financial statements).

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion is included to describe our financial position and results of operations for each of the three years in the period ended April 30, 2017. The audited consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Overview

We are a biopharmaceutical company committed to improving the lives of patients by manufacturing high quality pharmaceutical products through our contract manufacturing business, Avid Bioservices, Inc. (“Avid”), and by advancing and licensing our novel, development-stage immunotherapy product through our research and development business, Peregrine Pharmaceuticals, Inc. (“Peregrine”).

Peregrine is focused primarily on the research and development of immune stimulating therapies for the treatment of various cancers. Avid, a wholly-owned subsidiary of Peregrine, is our contract development and manufacturing organization (“CDMO”) business.

In June 2016, following the discontinuation of our bavituximab Phase III SUNRISE trial, we announced a shift in our corporate focus toward achieving profitability within two (2) years (during the quarter ending July 31, 2018). This was to be achieved by focusing on revenue growth from our contract manufacturing business, Avid, while also reducing our spending on research and development while continuing to evaluate data from the Phase III SUNRISE trial. We believe we made significant progress towards this goal during the fiscal year ended April 30, 2017 by reducing research and development expenses by fifty-two percent (52%) while simultaneously growing Avid revenues by thirty percent (30%), as compared to the prior fiscal year. The result was a reduction of our net loss by 49% to $28,159,000 for the fiscal year ended April 30, 2017.

While reducing research and development expenses over the past fiscal year, we have also been able to allow the clinical data from the Phase III SUNRISE trial to mature, enabling us to conduct and present data analysis at key scientific meetings that support the clinical development of bavituximab with immune checkpoint inhibitors such as anti-PD-1/PD-L1 therapies. While we currently expect to reduce research and development spending by at least 40% in fiscal year 2018 compared to fiscal year 2017, this reduction in spending will not allow us to advance the bavituximab clinical program through a company sponsored trial. Instead, we are collaborating with leading immunotherapy experts and institutions to continue to drive forward our research and further guide our clinical development program.

With respect to our CDMO business, fiscal year 2017 was a record year for revenues, topping $57 million and representing 30% revenue growth over the prior fiscal year. While we are pleased at the continued year over year revenue growth, we have also recently seen unanticipated decreases in manufacturing demand from our largest customer and a recent regulatory filing delay from our second largest customer which will have some impact on our ability to grow the revenues from our CDMO business in fiscal year 2018 and could impact our ability to achieve overall profitability by the quarter ending July 31, 2018. However, we believe this to be temporary delay in revenue growth during fiscal year 2018 and have recently secured four new customers and are continuing to focus on securing additional customer business in order to better diversify our customer base. Our goal is to maintain profitability for Avid over the short term while positioning the business for long-term growth and attracting the resources necessary to continue to advance our promising research and development efforts.

Importantly, we continually evaluate various strategic options that we believe may enable us to enhance stockholder value, including the possible separation of these two distinct businesses.

Avid—Our CDMO Business

Avid provides fully-integrated cGMP services from cell line development to commercial biomanufacturing of large molecules, such as monoclonal antibodies and recombinant proteins for third-party customers while also supporting Peregrine’s internal drug development business. We believe this integration offers considerable time and cost efficiencies for our internal drug development business.

We have been developing and manufacturing biologics since 1993 in our Franklin biomanufacturing facility (the “Franklin Facility”) located at our current headquarters in Tustin, California and formed Avid in 2002 to offer these services to third-party customers using. In March 2016, we expanded our manufacturing capacity through the launch of our Myford biomanufacturing facility (the “Myford Facility”), which doubled our manufacturing capacity. The 42,000 square foot facility, which is our second biomanufacturing facility, can accommodate single-use bioreactors up to the 2,000-liter manufacturing scale. The Myford Facility was designed to accommodate a fully disposable biomanufacturing process for products in late stage clinical development to commercial. To date, Myford Facility has been utilized to complete a number of process validation runs for our third-party customers, which may lead to future commercial production, and has supported the process validation of our internal product, bavituximab. The Myford Facility is located adjacent to our Franklin Facility.

As we look to expand our CDMO business, in February 2017, we leased an additional 42,000 square feet of vacant warehouse space within the same building as our existing Myford Facility. The proximity of this space will allow us to utilize existing manufacturing infrastructure that we believe should enhance our manufacturing efficiencies and reduce the overall cost and timeframe to construct a third biomanufacturing facility. Although we previously anticipated that the new manufacturing facility would be constructed and ready for manufacturing activities by mid-calendar year 2018, due to unanticipated changes in and/or timing of customer demand (as discussed above), we have decided to defer construction of this third facility until demand from existing or potential new customers is expected to exceed the current capacity at our Franklin Facility and Myford Facility. Additionally, commencement of construction is also subject to our ability to raise sufficient additional capital to support this expansion effort. As a result, we presently do not expect to commence construction of this third facility prior to April 30, 2018.

Peregrine—Our Research and Development Business

Peregrine is developing therapeutics designed to fight cancer by reversing the immunosuppressive environment that tumors establish in order to proliferate. By doing so, these therapeutics allow the immune system to recognize and destroy tumor cells. Bavituximab is our lead immunotherapy candidate and currently we are collaborating with the National Comprehensive Cancer Network® (“NCCN”) and Memorial Sloan Kettering Cancer Center (“MSKCC”), to evaluate the potential of bavituximab in combination with immune stimulating therapies.

Clinical Development Strategy

In June 2016, we announced a clinical development strategy focused on conducting small, early stage studies of bavituximab in combination with immune stimulating therapies. These trials may be conducted independently, in conjunction with our collaborators, or through investigator sponsored trials (“ISTs”). The goal of these trials is to generate compelling clinical and translational data demonstrating bavituximab’s immunotherapeutic mechanism of action in a combination treatment setting. Additionally, we are in the process of completing an extensive review and analysis of the available data from the discontinued Phase III SUNRISE trial discussed below and testing the numerous collected samples for potential biomarkers in order to determine if certain subgroups may have benefited more from the bavituximab treatment. We believe such information will assist us in guiding the bavituximab clinical program. In keeping with this strategy, we are evaluating options to advance clinical development bavituximab in an efficient and cost-effective way.

We believe this strategy will allow us to (i) continue our research and development activities while avoiding costly, later stage clinical trials, thereby allowing us to achieve profitability sooner, and (ii) generate additional data that we believe, if positive, could create future potential value, including attracting potential licensing partners or re-engaging our collaboration with AstraZeneca.

NCCN Collaboration

In January 2016, we announced that we entered into a research collaboration with NCCN, a not-for-profit alliance of 27 of the world’s leading cancer centers, to expand the clinical research and development of bavituximab for the treatment of a range of tumors. Under this research collaboration, we are funding three ISTs and related correlative studies with bavituximab at NCCN member institutions and their affiliate community hospitals through a $2 million research grant to NCCN’s Oncology Research Program. NCCN is responsible for oversight and monitoring of the three clinical studies awarded under the research grant. In September 2016, NCCN announced that investigators at the following NCCN-affiliated institutions received the grant award:

1.	Moffitt Cancer Center—A Phase I Trial of Sorafenib and Bavituximab Plus Stereotactic Body Radiation Therapy for Unresectable Hepatitis C Associated Hepatocellular Carcinoma. This trial is open for enrollment.
2.	Massachusetts General Hospital Cancer Center—Phase I/II Clinical Trial of Bavituximab with Radiation and Temozolomide for Patients with Newly Diagnosed Glioblastoma. This trial is open for enrollment.
3.	The Sidney Kimmel Comprehensive Cancer Center at Johns Hopkins—Phase II Study of Pembrolizumab and Bavituximab for Progressive Recurrent/Metastatic Squamous Cell Carcinoma of the Head and Neck. We expect this trial to be initiated by the end of the calendar year 2017.

MSKCC Collaboration

In May 2015, we entered into a sponsored research agreement with investigators at MSKCC to identify effective treatment combinations based on our phosphatidylserine (“PS”)-targeting agents, including bavituximab, with other checkpoint inhibitors or immune stimulating agents that will further guide our clinical development program.

To date, preclinical data generated from the investigators at MSKCC have further supported our belief that bavituximab modulates the immunosuppressive tumor microenvironment and enhances the activity of other immunotherapy agents. MSKCC continues to evaluate bavituximab with other immunotherapy agents, which will further guide our clinical development program.

Phase III SUNRISE Trial

In December 2013, we initiated a randomized, double-blind, placebo-controlled Phase III trial evaluating bavituximab plus docetaxel, versus docetaxel plus placebo, for the treatment of previously-treated NSCLC (the “Phase III SUNRISE trial”).

In February 2016, we announced that we were discontinuing the Phase III SUNRISE trial based on the recommendation of the study’s Independent Data Monitoring Committee following a pre-specified interim analysis performed after 33% of targeted overall events (patient deaths). Results of the analysis demonstrated that the patients treated in the bavituximab plus docetaxel treatment arm did not show a sufficient improvement in overall survival as compared to the patients treated in the docetaxel plus placebo treatment arm to warrant continuation of the study. Patient enrollment was discontinued and existing patients in the trial were given the choice to continue chemotherapy and/or bavituximab, as appropriate. Patient treatment and follow-up data from the trial were collected through March 2017 and the trial is now closed.

Following the discontinuation of the Phase II SUNRISE trial, we promptly initiated and are nearing completion of an extensive review and analysis of the available data and testing the numerous collected samples for potential biomarkers in order to understand what subgroups may have benefited more from the bavituximab treatment. We believe such information will be important in supporting and refining our clinical strategy, as discussed above.

The most compelling data to date was presented in April 2017 at the Annual Meeting of the AACR. In a subgroup analysis, we looked at the outcome of 91 patients that were enrolled in the Phase III SUNRISE trial that were subsequently treated with immune checkpoint inhibitors (“ICI’s”) post study treatments. The results from this analysis demonstrated that the patients who received docetaxel plus bavituximab and subsequent ICI’s (anti-PD-1/PD-L1) had not yet reached median overall survival (“mOS”) compared to mOS of 13.0 months for patients who received docetaxel plus placebo (hazard ratio [HR], 0.43; p=0.005). The statistically significant difference between the two arms in the trial provides strong rationale for combining bavituximab with ICI’s and supports the hypothesis that bavituximab may modulate the tumor microenvironment to enhance the anti-tumor activity of ICI’s.

In June 2017, we announced additional supportive data at the Annual Meeting of the American Society of Clinical Oncology (“ASCO”) demonstrating that patients in the bavituximab containing arm who had low baseline PD-L1 expression on tumor cells (i.e., patients typically with poorer response to PD-1/PD-L1 checkpoint inhibitors) lived significantly longer than patients with high baseline PD-L1 expression. These data further support the hypothesis that bavituximab may modulate the tumor microenvironment to complement and enhance the anti-tumor activity of ICI’s.

Results of Operations

The following table compares the consolidated statements of operations and comprehensive loss for the fiscal years ended April 30, 2017, 2016 and 2015. This table provides you with an overview of the changes in the statements of operations and comprehensive loss for the comparative periods, which are further discussed below.

	Years Ended April 30,			Years Ended April 30,
	2017	2016	$ Change	2016	2015	$ Change

REVENUES:
Contract manufacturing	$57,630,000	$44,357,000	$13,273,000	$44,357,000	$26,744,000	$17,613,000
License revenue	–	329,000	(329,000)	329,000	37,000	292,000

Total revenues	57,630,000	44,686,000	12,944,000	44,686,000	26,781,000	17,905,000

COST AND EXPENSES:
Cost of contract manufacturing	38,259,000	22,966,000	15,293,000	22,966,000	15,593,000	7,373,000
Research and development	28,297,000	59,529,000	(31,232,000)	59,529,000	42,996,000	16,533,000
Selling, general and administrative	19,334,000	18,551,000	783,000	18,551,000	18,691,000	(140,000)

Total cost and expenses	85,890,000	101,046,000	(15,156,000)	101,046,000	77,280,000	23,766,000

LOSS FROM OPERATIONS	(28,260,000)	(56,360,000)	28,100,000	(56,360,000)	(50,499,000)	(5,861,000)

OTHER INCOME (EXPENSE):
Interest and other income	108,000	722,000	(614,000)	722,000	142,000	580,000
Interest and other expense	(7,000)	(14,000)	7,000	(14,000)	(1,000)	(13,000)

NET LOSS	$(28,159,000)	$(55,652,000)	$27,493,000	$(55,652,000)	$(50,358,000)	$(5,294,000)

COMPREHENSIVE LOSS	$(28,159,000)	$(55,652,000)	$27,493,000	$(55,652,000)	$(50,358,000)	$(5,294,000)

Contract Manufacturing Revenue

Fiscal Year 2017 Compared to Fiscal Year 2016:

The increase in contract manufacturing revenue of $13,273,000 (30%) during fiscal year 2017 was primarily due to manufacturing services provided to support the process validation of three separate customer products in the amount of $15,444,000, all of which were manufactured in our Myford Facility. No process validation services were provided in the prior year for third-party customers.

Excluding any future potential new business, we expect contract manufacturing revenue for fiscal year 2018 to slightly decline in comparison to fiscal year 2017. Part of this decline is due to lower anticipated commitments from Halozyme, Inc. (our largest customer) based on their most recent committed forecast (covering the three quarters ending March 2018), which amount is expected to be partially offset by revenue in the amount of $10 million that was expected to be recognized in fiscal year 2017, but has been shifted to fiscal year 2018 due to a delay in shipping product that was complete and ready for shipment as of the fiscal year ended April 30, 2017.

As we continue to seek to diversify our customer base, over the recent months, we have secured four new customers. These new customers are predominately in an earlier stage of development and, therefore, we expect that contract manufacturing revenue from these new customers during fiscal year 2018 will only partially offset the net anticipated decrease from our other existing customers.

Therefore, based on our current commitments for manufacturing services and the anticipated completion of in-process third-party customer manufacturing runs, we expect contract manufacturing revenue for fiscal year 2018 to range from $50 to $55 million.

Fiscal Year 2016 Compared to Fiscal Year 2015:

The increase in contract manufacturing revenue of $17,613,000 (66%) during fiscal year 2016 was primarily due to an increase in the number of manufacturing runs completed and shipped in fiscal year 2016 compared to fiscal year 2015, which was attributed to the increase in demand for contract manufacturing services from third-party customers.

License Revenue

Fiscal Years 2017 and 2016 Compared to Fiscal Years 2016 and 2015:

The changes in license revenue in fiscal years 2017 and 2016 compared to fiscal years 2016 and 2015, respectively, were directly related to revenue recognized in accordance with the terms of our existing license agreements. Based on our existing license agreements, we expect license revenue to be insignificant in fiscal year 2018.

Cost of Contract Manufacturing

Fiscal Year 2017 Compared to Fiscal Year 2016:

The increase in cost of contract manufacturing of $15,293,000 (67%) during fiscal year 2017 was primarily related to the fiscal year 2017 increase in contract manufacturing revenue. In addition, we saw a decline in our gross margin in fiscal year 2017, which was primarily attributed to higher operating costs associated with our Myford Facility to support the process validation of three separate customer products combined with the write-off of unusable work-in process inventory of $2,063,000.

Fiscal Year 2016 Compared to Fiscal Year 2015:

The increase in cost of contract manufacturing of $7,373,000 (47%) during fiscal year 2016 was directly related to the fiscal year 2016 increase in contract manufacturing revenue. In addition, we saw an improvement in our gross margin in fiscal year 2016, which was primarily attributed to greater utilization of our Franklin Facility, combined with a decrease in expenses associated with the write-off of unusable work-in process inventory.

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

For the years ended April 30, 2017, 2016 and 2015, approximately 91%, 100% and 98%, respectively, of our total research and development expenses related to our PS-targeting platform, which includes our lead immunotherapy candidate, bavituximab.

Fiscal Year 2017 Compared to Fiscal Year 2016:

In June 2016, we announced our clinical development strategy that will focus on conducting small, early stage studies of bavituximab in combination with immune stimulating therapies while we continued to wind down activities and related costs associated with the Phase III SUNRISE trial. As we executed on this clinical development strategy, research and development expenses decreased $31,232,000 (52%) during fiscal year 2017. The current fiscal year decrease in research and development expenses was primarily related to the following decreases associated with our PS-targeting platform:

•	Decrease in third-party clinical trial costs of $15,290,000 primarily related to our discontinued Phase III SUNRISE trial (as discussed above) and previously planned Phase II trials in breast and lung cancers;
•	Decrease in manufacturing costs of $11,749,000 primarily related to internal and external costs and expenses incurred in the prior year associated with preparing bavituximab for commercial production;
•	Decrease in payroll and related expenses of $3,288,000 related to a reduction of research and development personnel combined with the reassignment of certain personnel to our contract manufacturing operations; and
•	Decreases in facility-related expenses and share-based compensation expense (non-cash) of $672,000 and $501,000, respectively.

As we continue to execute our clinical development strategy, we currently expect research and development expenses for fiscal year 2018 to decrease at least 40% or more in comparison to fiscal year 2017.

Fiscal Year 2016 Compared to Fiscal Year 2015:

The increase in research and development expenses of $16,533,000 (38%) during fiscal year 2016 was directly related to the fiscal year 2016 increase in PS-targeting expenses of $16,970,000, offset by the fiscal year 2016 decrease in expenses related to our other technologies of $437,000. The fiscal year 2016 net increase in PS-targeting expenses was primarily attributed to:

•	Increase in manufacturing costs of $10,053,000 primarily related to the internal and external costs and expenses associated with preparing bavituximab for commercial production;
•	Increase in third-party clinical trial costs of $6,014,000 primarily related to our discontinued Phase III SUNRISE trial (as discussed above) and previously planned Phase II trials in breast and lung cancers, which were also discontinued during fiscal year 2016;
•	Increase in payroll and related expenses of $1,314,000 primarily related to increased employee headcount to support the aforementioned discontinued Phase III SUNRISE trial and previously planned Phase II trials in breast and lung cancers; and
•	Decrease in share-based compensation expense (non-cash) of $769,000.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of payroll and related expenses and share-based compensation expense (non-cash), for personnel in executive, finance, accounting, business development, legal, human resources, information technology, and other internal support functions. In addition, SG&A expenses include corporate and patent legal fees, audit and accounting fees, investor relation expenses, non-employee director fees, facility related expenses, and other expenses relating to our general management, administration, and business development activities.

Fiscal Year 2017 Compared to Fiscal Year 2016:

The increase in SG&A expenses of $783,000 (4%) during fiscal year 2017 compared to fiscal year 2016 was primarily due to current year increases in payroll and related expenses, facility related expenses and other general corporate expenses, offset by a current year decrease in share-based compensation expense (non-cash).

As discussed above, we are exploring various strategic options that we believe may enable us to enhance stockholder value, including the possible separation of our two distinct businesses. As a result, we currently expect SG&A expenses could increase up to 10% in fiscal year 2018 in comparison to fiscal year 2017.

Fiscal Year 2016 Compared to Fiscal Year 2015:

SG&A expenses for fiscal year 2016 remained consistent with fiscal year 2015, but decreased slightly by $140,000 (1%). The fiscal year 2016 decrease in SG&A expenses was primarily due to fiscal year 2016 decreases in share-based compensation expense (non-cash) and other general corporate expenses, offset by a fiscal year 2016 increase in payroll and related expenses.

Interest and Other Income

Fiscal Years 2017 and 2016 Compared to Fiscal Years 2016 and 2015:

The changes in interest and other income in fiscal years 2017 and 2016 compared to fiscal years 2016 and 2015, respectively, were directly related to the receipt in fiscal year 2016 of a $600,000 settlement payment from a former third-party vendor in accordance with the terms of the confidential settlement and release agreement we entered into during the quarter ended October 31, 2015.

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

On occasion, we receive requests from customers to hold product manufactured by Avid on a “bill-and-hold” basis. Revenue is recognized for these “bill-and-hold” arrangements in accordance with the authoritative guidance, which requires, among other things, the existence of a valid business purpose for the arrangement; the “bill-and-hold” arrangement is at the request of the customer; title and risk of ownership must pass to the customer; the product is complete and ready for shipment; a fixed delivery date that is reasonable and consistent with the customer’s business practices; the product has been separated from our inventory; and no further performance obligations by us exist.

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

Clinical trial costs are a significant component of our research and development expenses. We have a history of contracting with third parties that perform various clinical trial activities on our behalf in the ongoing development of our product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flow. Expenses related to clinical trials are accrued based on our estimates and/or representations from third parties (including clinical research organizations) regarding services performed. If the contracted amounts are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), we modify our accruals accordingly on a prospective basis. Revisions in the scope of a contract are charged to expense in the period in which the facts that give rise to the revision become reasonably certain. There were no material adjustments for a change in estimate to research and development expenses in the accompanying consolidated financial statements in any of the three years ended April 30, 2017.

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

In addition, under certain in-licensing agreements associated with the research and development of our product candidates, we are obligated to pay certain milestone payments based on potential clinical development and regulatory milestones (as described in Note 4 to the accompanying consolidated financial statements). These milestone payments have no alternative future uses (in other research and development projects or otherwise) and therefore have no separate economic values and are expensed as research and development costs at the time the costs are incurred. We have no in-licensed product candidates that have alternative future uses in research and development projects or otherwise. In addition, we do not perform any research and development activities for any unrelated entities.

Share-based Compensation

We account for stock options and other share-based awards granted under our equity compensation plans in accordance with the authoritative guidance for share-based compensation. The estimated fair value of share-based payments to employees in exchange for services is measured at the grant date, using a fair value based method, such as a Black-Scholes option valuation model, and is recognized as expense on a straight-line basis over the requisite service periods. The fair value of modifications to share-based awards, if any, is generally estimated using a Black-Scholes option valuation model, unless a lattice model is required. Share-based compensation expense recognized during the period is based on the value of the portion of the share-based payment that is ultimately expected to vest during the period and is reduced for estimated forfeitures. The authoritative guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of April 30, 2017, there were no outstanding share-based awards with market or performance conditions.

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

Liquidity and Capital Resources

At April 30, 2017, we had $46,799,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced losses and negative cash flows from operations since our inception and we expect negative cash flows from operations to continue for the foreseeable future until we can generate sufficient revenue from Avid’s contract manufacturing services to achieve profitability. Therefore, unless and until we are able to generate sufficient revenue from Avid’s contract manufacturing services or from the sale or licensing of our product candidates under development, we expect such losses to continue through at least the fiscal year ending April 30, 2018, and as a result, we will require additional capital to fund our operations and to execute our business plans.

Our ability to continue to fund our operations is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, (i) raising additional capital in the equity markets, (ii) generating additional contract manufacturing revenue from Avid, or (iii) licensing or partnering our product in development.

Historically, we have funded a significant portion of our operations through the issuance of equity. During fiscal year 2017, we raised $31,277,000 in aggregate gross proceeds from the sale of shares of our common stock and raised an additional $1,634,000 in aggregate gross proceeds from the sale of shares of our 10.50% Series E Convertible Preferred Stock (the “Series E Preferred Stock”) (as described in Note 5 to the accompanying consolidated financial statements). Subsequent to April 30, 2017 and through June 30, 2017, we raised an additional $4,304,000 in aggregate gross proceeds from the sale of shares of our common stock (as described in Note 12 to the accompanying consolidated financial statements). As of July 14, 2017, $67,674,000 remained available to us under our effective shelf registration statement, which allows us from time to time to offer and sell shares of our common stock, in one or more offerings, either individually or in combination.

Our ability to raise additional capital in the equity markets to fund our obligations in future periods is dependent on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse financial results, and negative research and development results. In addition, on July 7, 2017, we effected a reverse stock split of our issued and outstanding common stock at a ratio of one-for-seven, which took effect with the opening of trading on July 10, 2017 (as described in Note 1 to the accompanying consolidated financial statements). While the reverse stock split resulted in an increase in the market price of our common stock, it also reduced the number of shares outstanding which could adversely affect the liquidity of our common stock. Because we have predominately raised capital through sales arrangements that are dependent on the trading volume of our common stock, any adverse effect on liquidity could negatively impact our ability to raise additional capital in the equity markets. In such a case, we may not be able to rely on the sale of shares of our common stock to fund our operations to the extent we have in prior years.

With respect to our ability to generate additional contract manufacturing revenue, Avid currently has a revenue backlog of $58 million under signed contracts from existing customers, which is consistent with the revenue backlog we reported as of April 30, 2016. As such, we may not be able to rely on generating additional contract manufacturing revenue from Avid in fiscal year 2018 to make up any capital raising shortfall experienced through the equity markets.

If we are unable to either (i) raise sufficient capital in the equity markets, (ii) generate additional contract manufacturing revenue from Avid, or (iii) license or partner our product in development, or any combination thereof, we may need to delay, scale back, or eliminate some or all our research and development efforts, or restructure our operations. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that our financial statements are issued. Our independent registered public accounting firm included an explanatory paragraph highlighting this uncertainty in its “Report of Independent Registered Public Accounting Firm” dated July 14, 2017, which report is included in Item 15 of Part IV of this Annual Report.

Significant components of the changes in cash flows from operating, investing and financing activities for the fiscal years ended April 30, 2017, 2016 and 2015 are as follows:

Cash Used In Operating Activities. Net cash used in operating activities represents our (i) net loss, as reported, (ii) less non-cash operating expenses, and (iii) net changes in the timing of cash flows as reflected by the changes in operating assets and liabilities, as described in the below table:

	Fiscal Year Ended April 30,
	2017	2016	2015
Net loss, as reported	$(28,159,000)	$(55,652,000)	$(50,358,000)
Less non-cash operating expenses:
Share-based compensation	3,363,000	4,898,000	6,702,000
Depreciation and amortization	2,463,000	1,535,000	1,041,000
Loss on disposal of property and equipment	1,000	14,000	2,000
Net cash used in operating activities before changes in operating assets and liabilities	$(22,332,000)	$(49,205,000)	$(42,613,000)
Net change in operating assets and liabilities	$(17,454,000)	$9,614,000	$6,594,000
Net cash used in operating activities	$(39,786,000)	$(39,591,000)	$(36,019,000)

Net cash used in operating activities increased $195,000 to $39,786,000 for fiscal year 2017 compared to net cash used in operating activities of $39,591,000 for fiscal year 2016. This increase in net cash used in operating activities was due to a net change in operating assets and liabilities of $27,068,000 due to the timing of cash receipts and expenditures primarily associated with customer deposits, deferred revenue, accrued clinical trial and related fees, inventories, and trade and other receivables, offset by a decrease of $26,873,000 in net loss reported for fiscal year 2017 after deducting non-cash operating expenses as described in the above table.

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

Cash Used In Investing Activities. Net cash used in investing activities for the fiscal years ended April 30, 2017, 2016, and 2015, was $2,992,000, $8,791,000, and $8,449,000, respectively.

Cash used in investing activities during fiscal year 2017 consisted of property and equipment acquisitions of $1,501,000 related to our manufacturing operations combined with an increase in other assets of $1,491,000 primarily related to deposits and/or progress payments for certain equipment to support the growth of our manufacturing operations.

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

Cash used in investing activities during fiscal year 2015 consisted of property and equipment acquisitions of $9,047,000 offset by a decrease in other assets of $598,000. Property and equipment acquisitions during fiscal year 2015 primarily related to construction-in-progress associated with the construction of the aforementioned Myford Facility, the implementation of an enterprise resource planning system, and the acquisition of laboratory equipment.

Cash Provided By Financing Activities. Net cash provided by financing activities for the fiscal years ended April 30, 2017, 2016, and 2015, was $28,165,000, $41,793,000 and $34,979,000, respectively.

Net cash provided by financing activities during fiscal year 2017 consisted of (i) $17,759,000 in net proceeds from the sale of shares of our common stock under an At Market Issuance Sales Agreement, (ii) $12,691,000 in net proceeds from the sale of shares of our common stock under an Equity Distribution Agreement, (iii) $1,576,000 in net proceeds from the sale of shares of our Series E Preferred Stock under a separate At Market Issuance Sales Agreement, (iv) $526,000 in net proceeds from the purchase of shares of our common stock under our Employee Stock Purchase Plan (the “ESPP”), and (v) $31,000 in net proceeds from stock option exercises, which amounts were offset by dividends paid on our issued and outstanding Series E Preferred Stock of $4,279,000 and principal payments on a capital lease of $139,000.

Net cash provided by financing activities during fiscal year 2016 consisted of (i) $19,999,000 in net proceeds from the sale of shares of our common stock under a Common Stock Purchase Agreement, (ii) $18,402,000 in net proceeds from the sale of shares of our common stock under two separate At Market Issuance Sales Agreements, (iii) $6,794,000 in net proceeds from the sale of shares of our common stock under an Equity Distribution Agreement, (iv) $540,000 in net proceeds from the purchase of shares of our common stock under our ESPP, (v) $138,000 in net proceeds from stock option exercises, and (vi) $59,000 in net proceeds from the sale of shares of our Series E Preferred Stock under a separate At Market Issuance Sales Agreement, which amounts were offset by dividends paid on our issued and outstanding Series E Preferred Stock of $4,139,000.

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

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contractual liabilities already recorded on our consolidated balance sheet as current liabilities and contingent liabilities for which we cannot reasonably predict future payments. The following chart represents our contractual obligations as of April 30, 2017, aggregated by type:

	Payments Due by Period
	Total	< 1 year	1-3 years	4-5 years	After 5 years

Operating leases (1)	$26,099,000	$2,741,000	$6,091,000	$5,905,000	$11,362,000
Capital lease obligation (2)	180,000	180,000	–	–	–
Purchase obligations (3)	4,469,000	1,089,000	3,380,000	–	–

Total contractual obligations	$30,748,000	$4,010,000	$9,471,000	$5,905,000	$11,362,000

______________

(1)	Represents future minimum lease payments under all non-cancelable operating leases including our facility operating leases as further described in Note 3 to the accompanying audited consolidated financial statements.
(2)	Represents a capital lease agreement to finance certain office equipment. Amounts include principal and interest.
(3)	Primarily represents non-cancellable purchase orders for certain consumables associated with our single use bioreactors in our Myford Facility.

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

Our cash and cash equivalents are primarily invested in money market funds with one major commercial bank with the primary objective to preserve our principal balance. Our deposits held with this bank exceed the amount of government insurance limits provided on our deposits and, therefore, we are exposed to credit risk in the event of default by the major commercial bank holding our cash balances. However, these deposits may be redeemed upon demand and, therefore, bear minimal risk. In addition, while changes in U.S. interest rates would affect the interest earned on our cash balances at April 30, 2017, such changes would not have a material adverse effect on our financial position or results of operations based on historical movements in interest rates.

Item 8.	Financial Statements And Supplementary Data

The information required by this Item is incorporated by reference to the financial statements set forth in Item 15 of Part IV of this Annual Report, “Exhibits and Financial Statement Schedules.”

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosures

None.

Item 9A.	Controls And Procedures

(a) Evaluation of Disclosure Controls and Procedures. The term “disclosure controls and procedures” (defined in Rule 13a-15(e) under the Exchange Act refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2017. Based on this evaluation, our president and chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2017 to ensure the timely disclosure of required information in our SEC filings.

(b) Management’s Report on Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting and the report of our independent registered public accounting firm on our internal control over financial reporting, which appear on the following pages, are incorporated herein by this reference.

(c) Changes in Internal Control over Financial Reporting. There have been no significant changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2017.

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

July 14, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Peregrine Pharmaceuticals, Inc.

We have audited Peregrine Pharmaceuticals, Inc.’s internal control over financial reporting as of April 30, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Peregrine Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Peregrine Pharmaceuticals, Inc.’s Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Peregrine Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Peregrine Pharmaceuticals, Inc. as of April 30, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2017 of Peregrine Pharmaceuticals Inc., and our report dated July 14, 2017 expressed an unqualified opinion thereon that included an explanatory paragraph regarding Peregrine Pharmaceuticals, Inc.’s ability to continue as a going concern.

/s/ Ernst & Young LLP

Irvine, California

July 14, 2017

PART III

Item 10.	Directors, Executive Officers And Corporate Governance

The information required by this Item regarding our directors, executive officers and committees of our board of directors is incorporated by reference to the information set forth under the captions “Election of Directors,” “Executive Compensation” and “Corporate Governance” in our 2017 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2017 (the “2017 Definitive Proxy Statement”).

Information required by this Item regarding Section 16(a) reporting compliance is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2017 Definitive Proxy Statement.

Information required by this Item regarding our code of ethics is incorporated by reference to the information set forth under the caption “Corporate Governance” in our 2017 Definitive Proxy Statement.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the information set forth under the captions “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” in our 2017 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2017.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Other than as set forth below, the information required by this Item is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners, Directors and Management” in our 2017 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2017.

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

The 2002 Plan, which expired in June 2012, was a broad-based non-qualified stock option plan for the issuance of up to 85,714 options. The 2002 Plan provided for the granting of options to purchase shares of our common stock at prices not less than the fair market value of our common stock at the date of grant and generally expired ten years after the date of grant. No additional options can be granted under the expired 2002 Plan, however, the terms of the 2002 Plan remain in effect with respect to outstanding options granted under the 2002 Plan until they are exercised, canceled or expired.

The following table sets forth certain information as of April 30, 2017 concerning our common stock that may be issued upon the exercise of options or pursuant to purchases of stock under all of our equity compensation plans approved by stockholders and equity compensation plans not approved by stockholders in effect as of April 30, 2017:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($/share)		(c) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders (1)	4,050,332		8.72		1,549,324
Equity compensation plans not approved by stockholders (1)	31,216	(2)	14.79		–
Employee Stock Purchase Plan approved by stockholders (1)	–		–		1,359,736
Total	4,081,548	(3)	8.77	(4)	2,909,060

__________

(1)	All share and per share amounts of our common stock for all periods presented have been retroactively adjusted to reflect the one-for-seven reverse stock split of our issued and outstanding common stock, which took effect on July 10, 2017 (as described in Note 1 to the accompanying consolidated financial statements).
(2)	Includes 5,130 options granted in a previous fiscal year to one of our named executive officers.
(3)	Represents shares to be issued upon the exercise of outstanding options. There were no shares of common stock subject to restricted stock awards as of April 30, 2017.
(4)	Represents the weighted-average exercise price of outstanding options.

Item 13.	Certain Relationships And Related Transactions, And Director Independence

The information required by this Item is incorporated by reference to the information set forth under the captions “Certain Relationships and Related Transactions,” “Director Independence” and “Compensation Committee Interlocks and Insider Participation” in our 2017 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2017.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the information set forth under the caption “Independent Registered Public Accounting Firm Fees” in our 2017 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2017.

PART IV

Item 15.	Exhibits And Financial Statement Schedules

(a)	(1)	Consolidated Financial Statements

Index to consolidated financial statements filed as part of this Form 10-K:

(2)	Financial Statement Schedules

All schedules are omitted as the required information is inapplicable, or the information is presented in the consolidated financial statements or related notes.

(3)	Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of Peregrine Pharmaceuticals, Inc., a Delaware corporation, as amended through July 7, 2017. ***
3.2	Amended and Restated Bylaws of Peregrine Pharmaceuticals, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K as filed with the Commission on November 14, 2014).
4.1	Form of Certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to Registrant’s Annual Report on Form 10-K for the year end April 30, 1988).
4.2	Form of Non-qualified Stock Option Agreement by and between Registrant, Director and certain consultants dated December 22, 1999 (Incorporated by reference to Exhibit 4.16 to Registrant’s Registration Statement on Form S-3 (File No. 333-40716)). *
4.3	Peregrine Pharmaceuticals, Inc. 2002 Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 4.17 to Registrant’s Registration Statement on Form S-8 (File No. 333-106385)). *
4.4	Form of 2002 Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 4.18 to Registrant’s Registration Statement on Form S-8 (File No. 333-106385)). *
4.5	Amended and Restated Rights Agreement, dated March 16, 2016, between Peregrine Pharmaceuticals, Inc. and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K as filed with the Commission on March 17, 2016).
4.6	2003 Stock Incentive Plan Non-qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.95 to Registrant’s Registration Statement on Form S-8 (File No. 333-121334)). *
4.7	2003 Stock Incentive Plan Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.96 to Registrant’s Registration Statement on Form S-8 (File No. 333-121334)). *
4.8	Form of Incentive Stock Option Agreement for 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.98 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 28, 2005). *
4.9	Form of Non-Qualified Stock Option Agreement for 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.99 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 28, 2005). *
4.10	Peregrine Pharmaceuticals, Inc., 2005 Stock Incentive Plan (Incorporated by reference to Exhibit B to Registrant’s Definitive Proxy Statement filed with the Commission on August 29, 2005). *
4.11	Form of Incentive Stock Option Agreement for 2009 Stock Incentive Plan (Incorporated by reference to Exhibit 4.14 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 27, 2009). *
4.12	Form of Non-Qualified Stock Option Agreement for 2009 Stock Incentive Plan (Incorporated by reference to Exhibit 4.15 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 27, 2009). *
4.13	Form of Restricted Stock Issuance Agreement dated February 1, 2010 (Incorporated by reference to Exhibit 4.15 to Registrant’s Annual Report on Form 10-K as filed with the Commission on July 14, 2011). *
4.14	2010 Stock Incentive Plan (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement filed with the Commission on August 27, 2010). *
4.15	Form of Stock Option Award Agreement under 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 4.17 to Registrant’s Registration Statement on Form S-8 (File No. 333-171067)). *
4.16	2010 Employee Stock Purchase Plan (Incorporated by reference to Exhibit B to Registrant’s Definitive Proxy Statement filed with the Commission on August 27, 2010). *

Exhibit Number	Description
4.17	Amendment to the 2010 Employee Stock Purchase Plan (Incorporated by reference to Exhibit B to Registrant’s Definitive Proxy Statement filed with the Commission on August 26, 2016). *
4.18	2011 Stock Incentive Plan (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement filed with the Commission on August 26, 2011). *
4.19	Form of Stock Option Award Agreement under 2011 Stock Incentive Plan (Incorporated by reference to Exhibit 4.20 to Registrant’s Registration Statement on Form S-8 (File No. 333-178452)). *
4.20	First Amendment to the Peregrine Pharmaceuticals, Inc., 2011 Stock Incentive Plan (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement filed with the Commission on August 27, 2012). *
4.21	Second Amendment to the Peregrine Pharmaceuticals, Inc. 2011 Stock Incentive Plan (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement filed with the Commission on August 26, 2013). *
4.22	First Amendment to the Peregrine Pharmaceuticals, Inc., 2005 Stock Incentive Plan dated April 24, 2015. *
4.23	First Amendment to the Peregrine Pharmaceuticals, Inc. 2009 Stock Incentive Plan dated April 24, 2015. *
4.24	Third Amendment to the Peregrine Pharmaceuticals, Inc. 2011 Stock Incentive Plan dated April 24, 2015. *
4.25	Form of Amendment to Non-Qualified Stock Option Agreement Under the Peregrine Pharmaceuticals, Inc., 2005 Stock Incentive Plan related to Non-Employee Director stock option awards. *
4.26	Form of Amendment to Non-Qualified Stock Option Agreement Under the Peregrine Pharmaceuticals, Inc., 2009 Stock Incentive Plan related to Non-Employee Director stock option awards. *
4.27	Form of Amendment to Stock Option Award Agreement Under the Peregrine Pharmaceuticals, Inc., 2011 Stock Incentive Plan related to Non-Employee Director stock option awards. *
10.1	Lease and Agreement of Lease between TNCA, LLC, as Landlord, and Techniclone Corporation, as Tenant, dated as of December 24, 1998 (Incorporated by reference to Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on March 12, 1999).
10.2	First Amendment to Lease and Agreement of Lease between TNCA, LLC, as Landlord, and Peregrine Pharmaceuticals, Inc., as Tenant, dated December 22, 2005 (Incorporated by reference to Exhibit 99.1 and 99.2 to Registrant’s Current Report on Form 8-K as filed with the Commission on December 23, 2005).
10.3	Exclusive Patent License Agreement between The University of Texas System and Peregrine Pharmaceuticals, Inc., effective as of August 18, 2005 (Incorporated by reference to Exhibit 10.17 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **
10.4	Amendment No. 1 to Exclusive Patent License Agreement between The University of Texas System and Peregrine Pharmaceuticals, Inc., dated June 1, 2009 (Incorporated by reference to Exhibit 10.18 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **
10.5	Exclusive Patent License Agreement between The University of Texas System and Peregrine Pharmaceuticals, Inc., effective as of August 1, 2001 (Incorporated by reference to Exhibit 10.19 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **

Exhibit Number	Description
10.6	Amendment No. 1 to Exclusive Patent License agreement between The University of Texas System and Peregrine Pharmaceuticals, Inc., dated June 1, 2009 (Incorporated by reference to Exhibit 10.20 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **
10.7	Non-Exclusive Cabilly Patent License Agreement between Genentech, Inc. and Peregrine Pharmaceuticals, Inc., effective as of November 5, 2003 (Incorporated by reference to Exhibit 10.21 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **
10.8	Commercial License Agreement between Avanir Pharmaceuticals, Inc. and Peregrine Pharmaceuticals, Inc., dated December 1, 2003 (Incorporated by reference to Exhibit 10.22 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **
10.9	License Agreement between Lonza Biologics PLC and Peregrine Pharmaceuticals, Inc., dated March 1, 2005 (Incorporated by reference to Exhibit 10.24 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **
10.10	Annual Bonus Plan for Executive Officers adopted July 12, 2011(Incorporated by reference to Exhibit 10.29 to Registrant’s Annual Report on Form 10-K as filed with the Commission on July 14, 2011). *
10.11	Warrant to Purchase Stock issued to Oxford Finance LLC, dated August 30, 2012 (Incorporated by reference to Exhibit 10.29 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on December 10, 2012).
10.12	Warrant to Purchase Stock issued to Midcap Financial SBIC LP, dated August 30, 2012 (Incorporated by reference to Exhibit 10.30 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on December 10, 2012).
10.13	Warrant to Purchase Stock issued to Silicon Valley Bank, dated August 30, 2012 (Incorporated by reference to Exhibit 10.31 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on December 10, 2012).
10.14	Amended and Restated Employment Agreement by and between Peregrine Pharmaceuticals, Inc. and Steven W. King, effective December 27, 2012 (Incorporated by reference to Exhibit 10.34 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on March 12, 2013). *
10.15	Amended and Restated Employment Agreement by and between Peregrine Pharmaceuticals, Inc. and Paul J. Lytle, effective December 27, 2012 (Incorporated by reference to Exhibit 10.35 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on March 12, 2013). *
10.16	Amended and Restated Employment Agreement by and between Peregrine Pharmaceuticals, Inc. and Shelley P.M. Fussey, Ph.D., effective December 27, 2012 (Incorporated by reference to Exhibit 10.36 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on March 12, 2013). *
10.17	Amended and Restated Employment Agreement by and between Peregrine Pharmaceuticals, Inc. and Joseph Shan, effective December 27, 2012 (Incorporated by reference to Exhibit 10.37 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on March 12, 2013). *
10.18	Amended and Restated Employment Agreement by and between Peregrine Pharmaceuticals, Inc. and Mark R. Ziebell, effective December 27, 2012 (Incorporated by reference to Exhibit 10.38 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on March 12, 2013). *
10.19	At Market Issuance Sales Agreement, dated June 13, 2014, by and between Peregrine Pharmaceuticals, Inc. and MLV & Co. LLC (Incorporated by reference to Exhibit 10.28 to Registrant’s Current Report on Form 8-K as filed with the Commission on June 16, 2014).
10.20	At Market Issuance Sales Agreement, dated August 7, 2015, by and between Peregrine Pharmaceuticals, Inc. and MLV & Co. LLC (Incorporated by reference to Exhibit 10.26 to Registrant’s Current Report on Form 8-K as filed with the Commission on August 7, 2015).

Exhibit Number	Description
10.21	Equity Distribution Agreement, dated August 7, 2015, by and between Peregrine Pharmaceuticals, Inc. and Noble International Investments, Inc., doing business as Noble Life Science Partners, a division of Noble Financial Capital Markets (Incorporated by reference to Exhibit 10.27 to Registrant’s Current Report on Form 8-K as filed with the Commission on August 7, 2015).
21	Subsidiaries of Registrant. ***
23.1	Consent of Independent Registered Public Accounting Firm. ***
24	Power of Attorney (included on signature page of Annual Report). ***
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended. ***
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended. ***
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350. ***
101.INS	XBRL Taxonomy Extension Instance Document. ***
101.SCH	XBRL Taxonomy Extension Schema Document. ***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ***
101.PRE	XBRL Presentation Extension Linkbase Document. ***
_______________________________
* ** ***	This Exhibit is a management contract or a compensation plan or arrangement. Portions omitted pursuant to a request of confidentiality filed separately with the SEC. Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEREGRINE PHARMACEUTICALS, INC.

Dated: July 14, 2017	By: /s/ Steven W. King
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Steven W. King	President and Chief Executive	July 14, 2017
Steven W. King	Officer (Principal Executive
Officer), and Director

/s/ Paul J. Lytle	Chief Financial Officer	July 14, 2017
Paul J. Lytle	(Principal Financial and
Principal Accounting Officer)

/s/ Carlton M. Johnson	Director	July 14, 2017
Carlton M. Johnson

/s/ David H. Pohl	Director	July 14, 2017
David H. Pohl

/s/ Eric S. Swartz	Director	July 14, 2017
Eric S. Swartz

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Peregrine Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Peregrine Pharmaceuticals, Inc. as of April 30, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peregrine Pharmaceuticals, Inc. at April 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2017, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses from operations and negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Peregrine Pharmaceuticals, Inc.’s internal control over financial reporting as of April 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated July 14, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

July 14, 2017

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2017 AND 2016

	2017	2016
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$46,799,000	$61,412,000
Trade and other receivables	7,742,000	2,859,000
Inventories	33,099,000	16,186,000
Prepaid expenses	1,460,000	1,351,000

Total current assets	89,100,000	81,808,000

PROPERTY AND EQUIPMENT:
Leasehold improvements	20,098,000	19,610,000
Laboratory equipment	10,777,000	10,257,000
Furniture, fixtures, office equipment and software	4,499,000	4,045,000

	35,374,000	33,912,000
Less accumulated depreciation and amortization	(11,700,000)	(9,610,000)

Property and equipment, net	23,674,000	24,302,000

Restricted cash	1,150,000	600,000
Other assets	4,188,000	2,333,000

TOTAL ASSETS	$118,112,000	$109,043,000

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2017 AND 2016 (continued)

	2017	2016
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,779,000	$8,429,000
Accrued clinical trial and related fees	4,558,000	7,594,000
Accrued payroll and related costs	6,084,000	5,821,000
Deferred revenue	28,500,000	10,030,000
Customer deposits	17,017,000	24,212,000
Other current liabilities	993,000	1,488,000

Total current liabilities	62,931,000	57,574,000

Deferred rent, less current portion	1,599,000	1,395,000

Commitments and contingencies

STOCKHOLDERS' EQUITY (1):
Preferred stock - $.001 par value; authorized 5,000,000 shares; issued and outstanding - 1,647,760 and 1,577,440, respectively	2,000	2,000
Common stock - $.001 par value; authorized 500,000,000 shares; issued and outstanding - 44,014,040 and 33,847,213, respectively	44,000	34,000
Additional paid-in-capital	590,971,000	559,314,000
Accumulated deficit	(537,435,000)	(509,276,000)

Total stockholders' equity	53,582,000	50,074,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$118,112,000	$109,043,000

(1)	All share and per share amounts of our common stock for all periods presented have been retroactively adjusted to reflect the one-for-seven reverse stock split of our issued and outstanding common stock, which took effect on July 10, 2017 (Note 1).

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2017

	2017	2016	2015

REVENUES:
Contract manufacturing revenue	$57,630,000	$44,357,000	$26,744,000
License revenue	–	329,000	37,000

Total revenues	57,630,000	44,686,000	26,781,000

COSTS AND EXPENSES:
Cost of contract manufacturing	38,259,000	22,966,000	15,593,000
Research and development	28,297,000	59,529,000	42,996,000
Selling, general and administrative	19,334,000	18,551,000	18,691,000

Total costs and expenses	85,890,000	101,046,000	77,280,000

LOSS FROM OPERATIONS	(28,260,000)	(56,360,000)	(50,499,000)

OTHER INCOME (EXPENSE):
Interest and other income	108,000	722,000	142,000
Interest and other expense	(7,000)	(14,000)	(1,000)

NET LOSS	$(28,159,000)	$(55,652,000)	$(50,358,000)

COMPREHENSIVE LOSS	$(28,159,000)	$(55,652,000)	$(50,358,000)

Series E preferred stock accumulated dividends	(4,640,000)	(4,484,000)	(3,696,000)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(32,799,000)	$(60,136,000)	$(54,054,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted (1)	37,109,493	30,895,089	26,079,762
BASIC AND DILUTED LOSS PER COMMON SHARE (1)	$(0.88)	$(1.95)	$(2.07)

(1)	All share and per share amounts of our common stock for all periods presented have been retroactively adjusted to reflect the one-for-seven reverse stock split of our issued and outstanding common stock, which took effect on July 10, 2017 (Note 1).

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2017

	Preferred Stock		Common Stock (1)		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCES, April 30, 2014	775,000	$1,000	25,553,024	$26,000	$470,938,000	$(403,266,000)	$67,699,000
Series E preferred stock issued for cash under June 13, 2014 Financing, net of issuance costs of $1,002,000	799,764	1,000	–	–	18,202,000	–	18,203,000
Series E preferred stock dividends	–	–	–	–	(3,352,000)	–	(3,352,000)
Common stock issued for cash under December 27, 2012 Financing, net of issuance costs of $161,000	–	–	569,052	1,000	6,042,000	–	6,043,000
Common stock issued for cash under June 13, 2014 Financing, net of issuance costs of $352,000	–	–	1,383,109	1,000	13,191,000	–	13,192,000
Common stock issued under Employee Stock Purchase Plan	–	–	71,063	–	608,000	–	608,000
Common stock issued upon exercise of options	–	–	44,699	–	298,000	–	298,000
Share-based compensation	–	–	–	–	6,702,000	–	6,702,000
Net loss	–	–	–	–	–	(50,358,000)	(50,358,000)
BALANCES, April 30, 2015	1,574,764	2,000	27,620,947	28,000	512,629,000	(453,624,000)	59,035,000
Series E preferred stock issued for cash under June 13, 2014 Financing, net of issuance costs of $1,000	2,676	–	–	–	59,000	–	59,000
Series E preferred stock dividends	–	–	–	–	(4,139,000)	–	(4,139,000)
Common stock issued for cash under June 13, 2014 Financing, net of issuance costs of $311,000	–	–	1,232,821	1,000	11,144,000	–	11,145,000
Common stock issued for cash under August 7, 2015 Financing, net of issuance costs of $190,000	–	–	964,523	1,000	7,256,000	–	7,257,000
Common stock issued for cash under August 7, 2015 Financing, net of issuance costs of $175,000	–	–	1,210,328	1,000	6,793,000	–	6,794,000
Common stock issued for cash under October 30, 2015 Financing, net of issuance costs of $1,000	–	–	2,645,503	3,000	19,996,000	–	19,999,000
Common stock issued under Employee Stock Purchase Plan	–	–	147,769	–	540,000	–	540,000
Common stock issued upon exercise of options	–	–	25,322	–	138,000	–	138,000
Share-based compensation	–	–	–	–	4,898,000	–	4,898,000
Net loss	–	–	–	–	–	(55,652,000)	(55,652,000)
BALANCES, April 30, 2016	1,577,440	2,000	33,847,213	34,000	559,314,000	(509,276,000)	50,074,000
Series E preferred stock issued for cash under June 13, 2014 Financing, net of issuance costs of $58,000	70,320	–	–	–	1,576,000	–	1,576,000
Series E preferred stock dividends	–	–	–	–	(4,279,000)	–	(4,279,000)
Common stock issued for cash under August 7, 2015 Financing, net of issuance costs of $487,000	–	–	6,137,403	6,000	17,753,000	–	17,759,000
Common stock issued for cash under August 7, 2015 Financing, net of issuance costs of $340,000	–	–	3,750,323	4,000	12,687,000	–	12,691,000
Common stock issued under Employee Stock Purchase Plan	–	–	270,075	–	526,000	–	526,000
Common stock issued upon exercise of options	–	–	9,026	–	31,000	–	31,000
Share-based compensation	–	–	–	–	3,363,000	–	3,363,000
Net loss	–	–	–	–	–	(28,159,000)	(28,159,000)
BALANCES, April 30, 2017	1,647,760	$2,000	44,014,040	$44,000	$590,971,000	$(537,435,000)	$53,582,000

(1)	All share and per share amounts of our common stock for all periods presented have been retroactively adjusted to reflect the one-for-seven reverse stock split of our issued and outstanding common stock, which took effect on July 10, 2017 (Note 1).

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2017

	2017	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,159,000)	$(55,652,000)	$(50,358,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	3,363,000	4,898,000	6,702,000
Depreciation and amortization	2,463,000	1,535,000	1,041,000
Loss on disposal of property and equipment	1,000	14,000	2,000
Changes in operating assets and liabilities:
Trade and other receivables	(4,883,000)	954,000	(2,481,000)
Inventories	(16,913,000)	(8,832,000)	(1,824,000)
Prepaid expenses	(109,000)	4,000	64,000
Restricted cash	(550,000)	(600,000)	–
Other non-current assets	278,000	(325,000)	12,000
Accounts payable	(3,308,000)	(3,521,000)	3,278,000
Accrued clinical trial and related fees	(3,036,000)	3,684,000	(523,000)
Accrued payroll and related costs	263,000	1,215,000	769,000
Deferred revenue	18,470,000	3,400,000	1,097,000
Customer deposits	(7,195,000)	12,849,000	5,603,000
Other accrued expenses and current liabilities	(675,000)	1,051,000	(52,000)
Deferred rent, less current portion	204,000	(265,000)	651,000
Net cash used in operating activities	(39,786,000)	(39,591,000)	(36,019,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquisitions	(1,501,000)	(9,324,000)	(9,047,000)
(Increase) decrease in other assets	(1,491,000)	533,000	598,000
Net cash used in investing activities	(2,992,000)	(8,791,000)	(8,449,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $827,000, $677,000, and $513,000, respectively	30,450,000	45,195,000	19,235,000
Proceeds from issuance of Series E preferred stock, net of issuance costs of $58,000, $1,000, and $1,002,000, respectively	1,576,000	59,000	18,203,000
Proceeds from issuance of common stock under Employee Stock Purchase Plan	526,000	540,000	608,000
Proceeds from exercise of stock options	31,000	138,000	298,000
Dividends paid on preferred stock	(4,279,000)	(4,139,000)	(3,352,000)
Principal payments on capital lease	(139,000)	–	(13,000)
Net cash provided by financing activities	28,165,000	41,793,000	34,979,000

PEREGRINE PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2017 (continued)

	2017	2016	2015
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(14,613,000)	$(6,589,000)	$(9,489,000)

CASH AND CASH EQUIVALENTS, beginning of period	61,412,000	68,001,000	77,490,000

CASH AND CASH EQUIVALENTS, end of period	$46,799,000	$61,412,000	$68,001,000

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$6,000	$–	$–

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Accounts payable and other liabilities for purchase of property and equipment and other assets	$658,000	$1,565,000	$4,673,000
Lease incentives	$–	$562,000	$100,000
Property and equipment acquired under capital lease	$319,000	$–	$–

See accompanying notes to consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2017

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

Business Description – We are a biopharmaceutical company committed to improving the lives of patients by manufacturing pharmaceutical products through, Avid, our contract development and manufacturing organization (“CDMO”) and through advancing and licensing our novel, development-stage immunotherapy product.

Reverse Stock Split – On July 7, 2017, we effected a reverse stock split of our outstanding shares of common stock at a ratio of one-for-seven pursuant to our filed Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware. The reverse stock split took effect with the opening of trading on July 10, 2017. The primary purpose of the reverse stock split, which was approved by our stockholders at our 2016 Annual Meeting on October 13, 2016, was to enable us to regain compliance with the $1.00 minimum bid price requirement for continued listing on The NASDAQ Capital Market. Pursuant to the reverse stock split, every seven shares of our issued and outstanding shares of common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share of our common stock. All share and per share amounts of our common stock included in the accompanying consolidated financial statements have been retrospectively adjusted to give effect to the reverse stock split for all periods presented, including reclassifying an amount equal to the reduction in par value to additional paid-in capital. No fractional shares were issued in connection with the reverse stock split. Any fractional share of common stock created by the reverse stock split was rounded up to the nearest whole share. The number of authorized shares of our common stock remained unchanged.

The reverse stock split affected all issued and outstanding shares of our common stock, as well as the shares of common stock underlying our stock options, employee stock purchase plan, warrants and the general conversion right with respect to our 10.50% Series E Convertible Preferred Stock (the “Series E Preferred Stock”).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Peregrine and its wholly-owned subsidiary, Avid. All intercompany balances and transactions have been eliminated.

Use of Estimates – The preparation of our financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.

Going Concern – For the year ended April 30, 2017, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires us to evaluate whether there are conditions or events that, in the aggregate, raise substantial doubt about our ability to continue as a going concern and to meet our obligations as they become due within one year after the date that the financial statements are issued.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2017 (continued)

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

At April 30, 2017, we had $46,799,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced losses and negative cash flows from operations since our inception and we expect negative cash flows from operations to continue for the foreseeable future until we can generate sufficient revenue from Avid’s contract manufacturing services to achieve profitability. Therefore, unless and until we are able to generate sufficient revenue from Avid’s contract manufacturing services or from the sale or licensing of our product candidate under development, we expect such losses to continue through at least the fiscal year ending April 30, 2018, and as a result, we will require additional capital to fund our operations and to execute our business plans.

Our ability to continue to fund our operations is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, (i) raising additional capital in the equity markets, (ii) generating additional revenue from Avid, or (iii) licensing or partnering our product candidate in development.

Historically, we have funded a significant portion of our operations through the issuance of equity. During fiscal year 2017, we raised $31,277,000 in aggregate gross proceeds from the sale of shares of our common stock and raised an additional $1,634,000 in aggregate gross proceeds from the sale of shares of our Series E Preferred Stock (Note 5). Subsequent to April 30, 2017 and through June 30, 2017, we raised an additional $4,304,000 in aggregate gross proceeds from the sale of shares of our common stock (Note 12). As of July 14, 2017, $67,674,000 remained available to us under our effective shelf registration statement, which allows us from time to time to offer and sell shares of our common stock, in one or more offerings, either individually or in combination.

Our ability to raise additional capital in the equity markets to fund our obligations in future periods is dependent on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse financial results, and negative research and development results. If we are unable to either (i) raise sufficient capital in the equity markets, (ii) generate additional revenue from Avid, or (iii) license or partner our product candidate in development, or any combination thereof, we may need to delay, scale back, or eliminate all our research and development efforts, or restructure our operations. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that our financial statements are issued.

Cash and Cash Equivalents – We consider all short-term investments readily convertible to cash with an initial maturity of three months or less to be cash equivalents.

Restricted Cash – Under the terms of three separate operating leases related to our facilities, we are required to maintain, as collateral, letters of credit during the terms of such leases (Note 3). At April 30, 2017 and 2016, restricted cash of $1,150,000 and $600,000, respectively, was pledged as collateral under these letters of credit.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2017 (continued)

Trade and Other Receivables – Trade receivables are recorded at the invoiced amount net of an allowance for doubtful accounts, if necessary. Other receivables are reported at amounts expected to be collected net of an allowance for doubtful accounts, if necessary. Trade and other receivables, net, at April 30, consist of the following:

	2017	2016
Trade receivables(1)	$7,274,000	$2,494,000
Other receivables	468,000	365,000
Trade and other receivables	$7,742,000	$2,859,000

______________

(1)    Represents amounts billed for contract manufacturing services provided by Avid.

Allowance for Doubtful Accounts – We continually monitor our allowance for doubtful accounts for all receivables. We apply judgment in assessing the ultimate realization of our receivables and we estimate an allowance for doubtful accounts based on various factors, such as, the aging of accounts receivable balances, historical experience, and the financial condition of our customers. Based on our analysis of our receivables as of April 30, 2017 and 2016, we determined no allowance for doubtful accounts was necessary.

Inventories – Inventories are recorded at the lower of cost or market (net realizable value) and primarily include raw materials, work-in-process (comprised of raw materials, direct labor and overhead costs associated with in-process manufacturing services), and finished goods (representing manufacturing services completed and ready for shipment) associated with our wholly-owned subsidiary, Avid. Cost is determined by the first-in, first-out method. Inventories consist of the following at April 30,:

	2017	2016
Raw materials	$11,304,000	$10,911,000
Work-in-process	13,755,000	5,275,000
Finished goods	8,040,000	–
Total inventories	$33,099,000	$16,186,000

Property and Equipment, net – Property and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related asset, generally ranging from three to ten years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term.

Concentrations of Credit Risk and Customer Base – Financial instruments that potentially subject us to a significant concentration of credit risk consist of cash and cash equivalents, restricted cash and trade receivables. We maintain our cash and restricted cash balances primarily with one major commercial bank and our deposits held with the bank exceed the amount of government insurance limits provided on our deposits. We are exposed to credit risk in the event of default by the major commercial bank holding our cash and restricted cash balances to the extent of the cash and restricted cash amounts recorded on the accompanying consolidated balance sheet.

Our trade receivables from amounts billed for contract manufacturing services provided by Avid have historically been derived from a small customer base. Most contracts require up-front payments and installment payments during the service period. We perform periodic evaluations of the financial condition of our customers and generally do not require collateral, but we can terminate any contract if a material default occurs. At April 30, 2017 and 2016, approximately 93% and 98%, respectively, of our trade receivables were due from four customers.

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

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2017 (continued)

Our future results of operations could be adversely affected if revenue from any one of our primary customers is significantly reduced or eliminated.

Comprehensive Loss – Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss is equal to our net loss for all periods presented.

Impairment – Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. Long-lived assets are reported at the lower of carrying amount or fair value less cost to sell. For the fiscal years ended April 30, 2017 and 2016, there was no impairment of the value of our long-lived assets.

Fair Value of Financial Instruments – The carrying amounts in the accompanying consolidated balance sheet for cash and cash equivalents, restricted cash, trade and other receivables, accounts payable and accrued liabilities approximate their fair values due to their short-term maturities.

Fair Value Measurements – Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance prioritizes the inputs used in measuring fair value into the following hierarchy:

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

As of April 30, 2017 and 2016, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash equivalents, which are primarily invested in money market funds with one major commercial bank, are carried at fair value based on quoted market prices for identical securities (Level 1 input).

Customer Deposits – Customer deposits primarily represents advance billings and/or payments received from Avid’s third-party customers prior to the initiation of contract manufacturing services.

Deferred Rent – Rent expense is recorded on a straight-line basis over the initial term of our operating lease agreements and the difference between rent expense and the amounts paid is recorded as a deferred rent liability. Incentives granted under our operating leases, including tenant improvements and landlord-funded lease incentives, are recorded as a deferred rent liability, which is amortized as a reduction to rent expense over the term of the operating lease (Note 3).

Revenue Recognition – We currently derive revenue from our contract manufacturing services provided by Avid. We recognize revenue in accordance with the authoritative guidance for revenue recognition when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery (or passage of title) has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured. We also comply with the authoritative guidance for revenue recognition regarding arrangements with multiple elements.

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

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2017 (continued)

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

On occasion, we receive requests from customers to hold product manufactured by Avid on a “bill-and-hold” basis. Revenue is recognized for these “bill-and-hold” arrangements in accordance with the authoritative guidance, which requires, among other things, the existence of a valid business purpose for the arrangement; the “bill-and-hold” arrangement is at the request of the customer; title and risk of ownership must pass to the customer; the product is complete and ready for shipment; a fixed delivery date that is reasonable and consistent with the customer’s business practices; the product has been separated from our inventory; and no further performance obligations by us exist.

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

Research and Development Expenses – Research and development expenses primarily include (i) payroll and related costs, including share-based compensation associated with research and development personnel, (ii) costs related to clinical trials and preclinical testing of our technologies under development, (iii) costs to develop and manufacture the product candidates, including raw materials and supplies, product testing, depreciation, and facility related expenses, (iv) expenses for research services provided by universities and contract laboratories, including sponsored research funding, and (v) other research and development expenses. Research and development expenses are charged to expense as incurred when these expenditures relate to our research and development efforts and have no alternative future uses.

Clinical trial costs are a significant component of our research and development expenses. We have a history of contracting with third parties that perform various clinical trial activities on our behalf in the ongoing development of our product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flow. Expenses related to clinical trials are accrued based on our estimates and/or representations from third parties (including clinical research organizations) regarding services performed. If the contracted amounts are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), we modify our accruals accordingly on a prospective basis. Revisions in the scope of a contract are charged to expense in the period in which the facts that give rise to the revision become reasonably certain. There were no material adjustments for a change in estimate to research and development expenses in the accompanying consolidated financial statements in any of the three years ended April 30, 2017.

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

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2017 (continued)

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

Share-based Compensation – We account for stock options and other share-based awards granted under our equity compensation plans in accordance with the authoritative guidance for share-based compensation. The estimated fair value of share-based payments to employees in exchange for services is measured at the grant date, using a fair value based method, such as a Black-Scholes option valuation model, and is recognized as expense on a straight-line basis over the requisite service periods. The fair value of modifications to share-based awards, if any, is generally estimated using a Black-Scholes option valuation model, unless a lattice model is required. Share-based compensation expense recognized during the period is based on the value of the portion of the share-based payment that is ultimately expected to vest during the period and is reduced for estimated forfeitures. The authoritative guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of April 30, 2017, there were no outstanding share-based awards with market or performance conditions.

Periodically, we grant stock options and other share-based awards to non-employee consultants, which we account for in accordance with the authoritative guidance for share-based compensation. The cost of non-employee services received in exchange for share-based awards are measured based on either the fair value of the consideration received or the fair value of the share-based award issued, whichever is more reliably measurable. In addition, authoritative guidance requires share-based compensation related to unvested options and awards issued to non-employees to be recalculated at the end of each reporting period based upon the fair market value on that date until the share-based award has vested, and any cumulative catch-up adjustment to share-based compensation resulting from the re-measurement is recognized in the current period (Note 6).

Income Taxes – We utilize the liability method of accounting for income taxes in accordance with authoritative guidance for accounting for income taxes. Under the liability method, deferred taxes are determined based on the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized (Note 8). In addition, we recognize the impact of an uncertain tax position only when it is more likely than not the tax position will be sustained upon examination by the tax authorities. We are also required to file federal, state and foreign income tax returns in various jurisdictions. The preparation of these returns requires us to interpret the applicable tax laws in effect in such jurisdictions, which could affect the amount paid by us.

Basic and Dilutive Net Loss Per Common Share – Basic net loss per common share is computed by dividing our net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period excluding the dilutive effects of stock options, shares of common stock expected to be issued under our Employee Stock Purchase Plan (the “ESPP”), warrants, and Series E Preferred Stock outstanding during the period. Diluted net loss per common share is computed by dividing our net loss attributable to common stockholders by the sum of the weighted average number of shares of common stock outstanding during the period plus the potential dilutive effects of stock options, shares of common stock expected to be issued under our ESPP, warrants, and Series E Preferred Stock outstanding during the period. Net loss attributable to common stockholders represents our net loss plus Series E Preferred Stock accumulated dividends. Series E Preferred Stock accumulated dividends include dividends declared for the period (regardless of whether or not the dividends have been paid) and dividends accumulated for the period (regardless of whether or not the dividends have been declared).

The potential dilutive effect of stock options, shares of common stock expected to be issued under our ESPP, and warrants outstanding during the period are calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. The potential dilutive effect of our Series E Preferred Stock outstanding during the period is calculated using the if-converted method assuming the conversion of our Series E Preferred Stock as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. However, because the impact of stock options, shares of common stock expected to be issued under our ESPP, warrants, and Series E Preferred Stock are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per common share amounts for the three years ended April 30, 2017.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2017 (continued)

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of the following weighted average outstanding stock options and shares of common stock expected to be issued under our ESPP since their impact are anti-dilutive during periods of net loss:

	2017	2016	2015
Stock options	–	252,098	547,599
ESPP	45,767	37,862	6,714
Total	45,767	289,960	554,313

The calculation of weighted average diluted shares outstanding also excludes the following weighted average outstanding stock options, warrants, and Series E Preferred Stock (assuming the if-converted method), as their exercise prices or conversion price were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect:

	2017	2016	2015
Stock options	4,156,421	2,740,922	1,210,144
Warrants	39,040	39,040	39,040
Series E Preferred Stock	1,955,588	1,893,122	1,411,362
Total	6,151,049	4,673,084	2,660,546

Subsequent to April 30, 2017 and through June 30, 2017, we sold an aggregate of 1,051,258 shares of our common stock (Note 12), which are not included in the calculation of basic and dilutive net loss per common share for the fiscal year ended April 30, 2017.

Recently Adopted Accounting Pronouncements

For the year ended April 30, 2017, we adopted FASB ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires us to evaluate whether there are conditions or events that, in the aggregate, raise substantial doubt about our ability to continue as a going concern and to meet our obligations as they become due within one year after the date that the financial statements are issued. We have included the disclosures required by ASU 2014-15 in the “Going Concern” section of Note 2 to our consolidated financial statements.

Pending Adoption of Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers, which, along with subsequent amendments issued in 2015 and 2016, will replace substantially all current US GAAP revenue recognition guidance. ASU 2014-09, as amended, is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09, as amended, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which will be our fiscal year 2019 beginning May 1, 2018. The new guidance permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach where the new standard is applied in the financial statements starting with the year of adoption. Under both approaches, cumulative impact of the adoption is reflected as an adjustment to retained earnings (accumulated deficit) as of the earliest date presented in accordance with the new standard. We are continuing to assess the impact of the new guidance on our accounting policies and procedures and are evaluating the new requirements as applied to existing manufacturing contracts under our contract manufacturing business. Although we are continuing to assess the impact of the new guidance, we have identified our revenue streams and based on our preliminary assessment we believe the most significant impact may relate to the recognition of contract manufacturing revenue over a period of time rather than at a point in time. We plan to adopt ASU 2014-09, as amended, on May 1, 2018 and have not yet determined which transition method will be elected.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2017 (continued)

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  ASU 2015-11 requires that inventory should be measured at the lower of cost and net realizable value for entities that measure inventory using the first-in, first-out method. ASU 2015-11 defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, which will be our fiscal year 2018 beginning May 1, 2017, and interim periods within those fiscal years. We do not expect the adoption of ASU 2015-11 to have a material impact on our consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Under existing standards, deferred taxes for each tax-paying jurisdiction are presented as a net current asset or liability and net long-term asset or liability. To simplify presentation, the new guidance will require that all deferred tax assets and liabilities, along with related valuation allowances, be classified as long-term on the balance sheet. As a result, each tax-paying jurisdiction will now only have one net long-term deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, which will be our fiscal year 2018 beginning May 1, 2017. Due to the full valuation allowance on our U.S. deferred tax assets, we do not expect the adoption of ASU 2015-17 to have a material impact on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-2 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, which will be our fiscal year 2020 beginning May 1, 2019. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption of ASU 2016-02 on our consolidated financial statements and related disclosures.

In March 2016, FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 changes certain aspects of accounting for share-based payments to employees and involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Specifically, ASU 2016-09 requires that all income tax effects of share-based awards be recognized as income tax expense or benefit in the reporting period in which they occur. Additionally, ASU 2016-09 amends existing guidance to allow forfeitures of share-based awards to be recognized as they occur. Previous guidance required that share-based compensation expense include an estimate of forfeitures. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016, which will be our fiscal year beginning May 1, 2017.  We do not expect the adoption of ASU 2016-09 to have a material impact on our consolidated financial statements and related disclosures.

In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which addresses diversity in practice related to the classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 will require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which will be our fiscal year 2019 beginning May 1, 2018. Early adoption is permitted. We are currently evaluating the impact the adoption of ASU 2016-18 will have on our consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after December 15, 2017, which will be our fiscal year 2019 beginning May 1, 2018. Early adoption is permitted. We do not expect the adoption of ASU 2016-09 to have a material impact on our consolidated financial statements and related disclosures.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2017 (continued)

3.	COMMITMENTS AND CONTINGENCIES

Operating Leases – Our corporate offices, research and development, and manufacturing facilities are all located in close proximity in Tustin, California. We currently lease an aggregate of approximately 196,000 square feet of office, warehouse, research and manufacturing space in six buildings under five separate lease agreements, as summarized in the following table:

Lease #	Original Lease Execution Date	Approximate Square Footage Leased	# of Buildings Occupied	Initial Lease Term Expiration Date	# of Options to Extend Lease	Extended Lease Term Expiration Date(1)
1	December 1998	48,000	2	12/31/27	2	12/31/37
2	May 2010	13,000	1	12/31/17	1	12/31/22
3	July 2014	84,000	1	1/31/27	2	1/31/37
4	April 2016	26,000	1	8/31/23	2	8/31/35
5	April 2016	25,000	1	8/31/23	2	8/31/35

______________

(1)	Extended lease term expiration date assumes we execute all available option(s) to extend lease in accordance with the terms of the lease agreement.

The following represents additional information for each of the lease agreements included in the above table:

In December 1998, we entered into our first lease agreement (the “First Lease”) with an original lease term of 12 years with two 5-year renewal options and includes scheduled rental increases of approximately 3% every two years. In December 2005, we entered into an amendment to the First Lease that extended the original lease term for seven additional years to expire on December 31, 2017. In November 2016, we entered into a second amendment to the First Lease that extends the lease term through December 31, 2027, while also maintaining our two 5-year renewal options that could extend the lease term to December 31, 2037.

In May 2010, we entered into a second lease agreement (the “Second Lease”) to lease additional office and research space. The Second Lease includes a 5-year option to extend the lease to December 31, 2022 and includes annual scheduled rental increases of $0.05 per square foot per year. In addition, a tenant improvement allowance of $125,000 associated with the Second Lease were recorded as leasehold improvements and are being amortized over the shorter of the estimated useful life of the improvements or the remaining life of the Second Lease.

In July 2014, we entered into a third lease agreement (the “Third Lease”) to lease approximately 42,000 square feet of vacant warehouse space to expand our manufacturing capacity to support the manufacturing of products in late-stage clinical development to commercial. The Third Lease includes an option to extend the lease term in two 5-year periods to extend the lease to July 31, 2031 and includes scheduled annual rent increases of approximately 3%. In addition, the Third Lease provided for 12.5 months of free rent, lessor improvements of $250,000 and a tenant improvement allowance of $365,000. Upon completion of the manufacturing facility build-out during fiscal year 2016 (the “Myford Facility”), certain of these improvements were classified as leasehold improvements and are being amortized over the shorter of the estimated useful life of the improvements or the remaining life of the Third Lease, as amended.

In February 2017, we entered into a lease amendment to the Third Lease (the “Third Lease Amendment”), pursuant to which we secured approximately 42,000 square feet of additional vacant warehouse space (the “Expansion Space”) within the same building as our existing Myford Facility. The purpose of the Expansion Space is to expand our biomanufacturing capacity, which we believe will further support the growth of our contract manufacturing business. Under the Third Lease Amendment, our Myford Facility now encompasses approximately 84,000 square feet. The Third Lease Amendment also extends the initial lease term to January 31, 2027 and maintains our two 5-year renewal options that could extend the lease term to January 31, 2037. Our scheduled annual rent increases of approximately 3% are also maintained under the Third Lease Amendment. In addition, with respect to the Expansion Space, the Third Lease Amendment provides for eight (8) months of free rent and a tenant improvement allowance of $1,269,000, which is subject to certain performance contingencies, as defined in the Third Lease Amendment. As a result, the tenant improvement allowance, is accounted for as contingent rent and will be recorded when the tenant improvement allowance is received. Additionally, under the terms of the Third Lease Amendment, we are required to maintain, as collateral for the lease, a letter of credit in the amount of $550,000 during the entire term of the Third Lease, as amended, which amount is included in restricted cash in the accompanying consolidated balance sheet as of April 30, 2017.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2017 (continued)

In April 2016, we entered into a fourth lease agreement (the “Fourth Lease”) to lease additional office space. The Fourth Lease includes two separate option periods to extend the lease term to August 31, 2035 and includes annual scheduled rent increases of approximately 3%. In addition, the Fourth Lease provided for four months of free rent and a tenant improvement allowance of $562,000. The tenant improvements classified as leasehold improvements are being amortized over the shorter of the estimated useful life of the improvements or the remaining life of the Fourth Lease Additionally, under the terms of the Fourth Lease, we are required to maintain, as collateral for the lease, a letter of credit in the amount of $350,000 during the entire term of the Fourth Lease, which amount is included in restricted cash in the accompanying consolidated balance sheets as of April 30, 2017 and 2016.

In April 2016, we entered into a fifth lease agreement (the “Fifth Lease”) to support our manufacturing operations. The Fifth Lease includes two separate option periods to extend the lease term to August 31, 2035 and includes annual scheduled rent increases of approximately 3%. In addition, under the terms of the Fifth Lease, we are required to maintain, as collateral for the lease, a letter of credit in the amount of $250,000 during the entire term of the Fifth Lease, which amount is included in restricted cash in the accompanying consolidated balance sheets as of April 30, 2017 and 2016.

Under each of the aforementioned facility operating leases, we record rent expense on a straight-line basis over the initial term of the lease. The difference between rent expense and the amounts paid under the operating leases is recorded as a deferred rent liability in the accompanying consolidated financial statements. Annual rent expense under the aforementioned facility operating lease agreements totaled $2,180,000, $1,265,000, and $1,197,000 for the fiscal years ended April 30, 2017, 2016, and 2015, respectively.

At April 30, 2017, future minimum lease payments under all non-cancelable operating leases are as follows:

Year ending April 30,:	Minimum Lease Payments
2018	$2,741,000
2019	3,054,000
2020	3,037,000
2021	3,116,000
2022	2,789,000
Thereafter	11,362,000
$26,099,000

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

On October 10, 2013, a derivative and class action complaint, captioned Michaeli v. Steven W. King, et al., C.A. No. 8994-VCL, was filed in the Court of Chancery of the State of Delaware (the “Court”), purportedly on behalf of the Company, which is named a nominal defendant, against certain of our executive officers and directors (collectively, the “Defendants”). On December 1, 2015, the plaintiffs filed an amended and supplemental derivative and class action complaint (the “Amended Complaint”). The Amended Complaint alleges that the Defendants breached their respective fiduciary duties in connection with certain purportedly improper compensation decisions made by our Board of Directors during the past four fiscal years ended April 30, 2015, including: (i) the grant of a stock option to Mr. King on May 4, 2012; (ii) the non-routine broad-based stock option grant to our directors, executives, all other employees and certain consultants on December 27, 2012; and (iii) the payment, during the past four fiscal years ended April 30, 2015, of compensation to our non-employee directors. In addition, the complaint alleges that our directors breached their fiduciary duty of candor by filing and seeking stockholder action on the basis of an allegedly materially false and misleading proxy statement for our 2013 annual meeting of stockholders. The plaintiffs are seeking, among other things, rescission of a portion of the stock option grant to Mr. King on May 4, 2012 and the stock options granted to the Defendants on December 27, 2012, as well as disgorgement of any excessive compensation paid to our non-employee directors during the four fiscal years ended April 30, 2015 and other monetary relief for our benefit. On May 15, 2017, the parties filed with the Court a Stipulation and Agreement of Compromise, Settlement and Release setting forth the terms of the proposed settlement of the claims in the Amended Complaint. A hearing on the proposed settlement will be held before the Court on July 27, 2017. We do not expect to incur a loss associated with this matter should the Court approve the terms of the proposed settlement.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2017 (continued)

4.	LICENSing AGREEMENTS

The following represents a summary of our key in-licensing agreements covering bavituximab, our lead investigational immunotherapy product in clinical development.

In August 2001 and August 2005, we exclusively in-licensed the worldwide rights to the phosphatidylserine (“PS”)-targeting technology platform, including bavituximab, from The University of Texas System, on behalf of The University of Texas Southwestern Medical Center at Dallas (“UTSWMC”). In November 2003, we entered into a non-exclusive license agreement with Genentech, Inc. (“Genentech”), to license certain intellectual property rights covering methods and processes for producing antibodies used in connection with the development of our PS-targeting program. In December 2003, we entered into an exclusive commercial license agreement with Avanir Pharmaceuticals, Inc. (“Avanir”) covering the generation of a chimeric monoclonal antibody. In March 2005, we entered into a worldwide non-exclusive license agreement with Lonza Biologics (“Lonza”) for intellectual property and materials relating to the expression of recombinant monoclonal antibodies for use in the manufacture of bavituximab.

Under our in-licensing agreements relating to bavituximab, we are obligated to pay future milestone payments based on potential clinical development and regulatory milestones, plus a royalty on net sales and/or a percentage of sublicense income. The applicable royalty rate under each of the foregoing in-licensing agreements is in the low single digits. We did not incur any milestone related expenses during the three fiscal years ended April 30, 2017.

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

We do not expect to incur any milestone related expenses regarding our bavituximab program during fiscal year 2018. In addition, of the total potential future milestone obligations of $6,675,000, up to $6,400,000 would be due upon the first commercial approval of bavituximab pursuant to these in-licensing agreements. However, given the uncertainty of the drug development and the regulatory approval process, we are unable to predict with any certainty when any of these future milestones will occur, if at all.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2017 (continued)

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

Under the Rights Agreement, the Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each share of our common stock held by stockholders of record as of the close of business on March 27, 2006. Each Right entitles holders of each share of our common stock to buy seven one thousandths (7/1,000th) of a share of Peregrine’s Series D Participating Preferred Stock, par value $0.001 per share, at an exercise price of $77.00 per share, subject to adjustment. The Rights are neither exercisable nor traded separately from our common stock. The Rights will become exercisable and will detach from the common shares if a person or group acquires 15% or more of our outstanding common stock, without prior approval from our Board of Directors, or announces a tender or exchange offer that would result in that person or group owning 15% or more of our common stock. Each Right, when exercised, entitles the holder (other than the acquiring person or group) to receive our common stock (or in certain circumstances, voting securities of the acquiring person or group) with a value of twice the Rights’ exercise price upon payment of the exercise price of the Rights.

Peregrine will be entitled to redeem the Rights at $0.007 per Right at any time prior to a person or group achieving the 15% threshold. The Rights will expire on March 16, 2021.

Sales of Common Stock and Series E Preferred Stock

Our ability to continue fund our operations is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity.

Sale of Common Stock

During the three fiscal years ended April 30, 2017, we issued shares of our common stock under various financing transactions, as summarized in the following table:

Description of Financing Transaction	Number of Common Stock Shares Issued	Gross Proceeds Raised
Fiscal Year 2015
At Market Issuance Sales Agreement dated December 27, 2012	569,052	$6,204,000
At Market Issuance Sales Agreement dated June 13, 2014	1,383,109	$13,544,000
	1,952,161	$19,748,000
Fiscal Year 2016
At Market Issuance Sales Agreement dated June 13, 2014	1,232,821	$11,456,000
At Market Issuance Sales Agreement dated August 7, 2015	964,523	$7,447,000
Equity Distribution Agreement dated August 7, 2015	1,210,328	$6,969,000
Common Stock Purchase Agreement dated October 30, 2015	2,645,503	$20,000,000
	6,053,175	$45,872,000
Fiscal Year 2017
At Market Issuance Sales Agreement dated August 7, 2015	6,137,403	$18,246,000
Equity Distribution Agreement dated August 7, 2015	3,750,323	$13,031,000
	9,887,726	$31,277,000

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2017 (continued)

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

August 2015 AMI Sales Agreement – On August 7, 2015, we entered into an At Market Issuance Sales Agreement (“August 2015 AMI Sales Agreement”) with MLV, pursuant to which we may sell shares of our common stock through MLV, as agent, for aggregate gross proceeds of up to $30,000,000, in registered transactions from our January 2015 Shelf. Sales of our common stock through MLV may be made by any method that is deemed an “at the market offering” as defined in Rule 415 of the Securities Act. We pay MLV a commission equal to 2.5% of the gross proceeds from the sale of our common stock pursuant to the August 2015 AMI Sales Agreement. As of April 30, 2017, aggregate gross proceeds of up to $4,307,000 remained available to us under the August 2015 AMI Sales Agreement.

Equity Distribution Agreement – On August 7, 2015, we entered into an Equity Distribution Agreement, with Noble International Investments, Inc., doing business as Noble Life Science Partners, a division of Noble Financial Capital Markets (“Noble”), pursuant to which we were able to sell shares of our common stock through Noble, as agent, for aggregate gross proceeds of up to $20,000,000, in registered transactions from our January 2015 Shelf. Sales of our common stock through Noble were made by any method that was deemed an “at the market offering” as defined in Rule 415 of the Securities Act. We paid Noble a commission equal to 2.5% of the gross proceeds from the sale of our common stock pursuant to the Equity Distribution Agreement. As of April 30, 2017, we had raised the full amount of gross proceeds available to us under the Equity Distribution Agreement.

Common Stock Purchase Agreement – On October 30, 2015, we entered into a Common Stock Purchase Agreement with Eastern Capital Limited, pursuant to which we issued and sold 2,645,503 shares of our common stock, at a purchase price of $7.56 per share for aggregate gross proceeds of $20,000,000 before deducting issuance costs of $1,000. These shares of common stock were sold under our January 2015 Shelf pursuant to a prospectus supplement filed with the SEC on October 30, 2015.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2017 (continued)

Sale of Series E Preferred Stock

During the three fiscal years ended April 30, 2017, we issued shares of our Series E Preferred Stock under an At Market Issuance Sales Agreement, as summarized in the following table:

Description of Financing Transaction	Number of Series E Preferred Stock Shares Issued	Gross Proceeds Raised
Fiscal Year 2015
At Market Issuance Sales Agreement dated June 13, 2014	799,764	$19,205,000
Fiscal Year 2016
At Market Issuance Sales Agreement dated June 13, 2014	2,676	$60,000
Fiscal Year 2017
At Market Issuance Sales Agreement dated June 13, 2014	70,320	$1,634,000

The following represents additional information for the At Market Issuance Sales Agreement included in the above table:

On June 13, 2014, we entered into an At Market Issuance Sales Agreement (“Series E AMI Sales Agreement”) with MLV, pursuant to which we were able to sell shares of our Series E Preferred Stock through MLV, as agent, for aggregate gross proceeds of up to $30,000,000, in registered transactions from our shelf registration statement on Form S-3 (File No. 333-193113), which was declared effective by the SEC on January 16, 2014 (“January 2014 Shelf”). Sales of our Series E Preferred Stock through MLV were be made by any method that was deemed an “at the market offering” as defined in Rule 415 of the Securities Act. We paid MLV a commission of up to 5% of the gross proceeds from the sale of our Series E Preferred Stock pursuant to the Series E AMI Sales Agreement. During January 2017, the underlying January 2014 Shelf expired, and therefore, we do not plan to issue and sell any additional shares of our Series E Preferred Stock under the Series E AMI Sales Agreement.

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

(iv) On and after February 11, 2017, we may redeem the Series E Preferred Stock for cash at our option, from time to time, in whole or in part, at the redemption price;

(v) The redemption price is $25.00 per share, plus any accrued and unpaid dividends (whether or not earned or declared) to, but excluding, the redemption date;

(vi) The liquidation preference is $25.00 per share, plus any accrued and unpaid dividends (whether or not earned or declared);

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2017 (continued)

(vii) The Series E Preferred Stock has no stated maturity date or mandatory redemption and is senior to all of the Company’s other securities;

(viii) There is a general conversion right with respect to the Series E Preferred Stock with a current conversion price of $21.00 (as adjusted to reflect the 1-for-7 reverse stock split of our issued and outstanding common stock, which took effect on July 10, 2017), a special conversion right upon a change of control, and a market trigger conversion at our option in the event of Market Trigger (as defined in the Certificate of Designations); and

(ix) The holders of the Series E Preferred Stock have no voting rights, except as defined in the Certificate of Designations.

Series E Preferred Stock Dividends

The following table summarizes the Series E Preferred Stock quarterly dividend payments during the three fiscal years ended April 30, 2017:

Declaration Date	Record Date	Payment Date	Dividends Paid	Dividend Per Share
Fiscal Year 2015
6/10/2014	6/20/2014	7/1/2014	$771,000	$0.65625
9/8/2014	9/19/2014	10/1/2014	$773,000	$0.65625
12/9/2014	12/19/2014	1/2/2015	$774,000	$0.65625
3/10/2015	3/20/2015	4/1/2015	$1,034,000	$0.65625
			$3,352,000	$2.62500
Fiscal Year 2016
6/5/2015	6/19/2015	7/1/2015	$1,034,000	$0.65625
9/8/2015	9/18/2015	10/1/2015	$1,035,000	$0.65625
12/7/2015	12/18/2015	1/4/2016	$1,035,000	$0.65625
3/7/2016	3/18/2016	4/1/2016	$1,035,000	$0.65625
			$4,139,000	$2.62500
Fiscal Year 2017
6/2/2016	6/17/2016	7/1/2016	$1,036,000	$0.65625
9/6/2016	9/16/2016	10/3/2016	$1,081,000	$0.65625
12/6/2016	12/16/2016	1/3/2017	$1,081,000	$0.65625
3/9/2017	3/20/2017	4/3/2017	$1,081,000	$0.65625
			$4,279,000	$2.62500

Shares of Common Stock Authorized and Reserved For Future Issuance

We are authorized to issue up to 500,000,000 shares of our common stock. As of April 30, 2017, 44,014,040 shares of our common stock were issued and outstanding. In addition, our common stock outstanding as of April 30, 2017 excluded the following shares of common stock reserved for future issuance:

•	5,630,872 shares of common stock reserved for issuance under outstanding option grants and available for issuance under our stock incentive plans;
•	1,359,736 shares of common stock reserved for and available for issuance under our ESPP;
•	39,040 shares of common stock issuable upon exercise of outstanding warrants; and
•	6,826,435 shares of common stock issuable upon conversion of our outstanding Series E Preferred Stock (1).

_____________

(1)	The Series E Preferred Stock is convertible into a number of shares of our common stock determined by dividing the liquidation preference of $25.00 per share by the conversion price, currently $21.00 per share. If all of our outstanding Series E Preferred Stock were converted at the $21.00 per share conversion price, the holders of our Series E Preferred Stock would receive an aggregate of 1,961,619 shares of our common stock. However, we have reserved the maximum number of shares of our common stock that could be issued upon a change of control event assuming our shares of common stock are acquired for consideration of $5.985 per share or less. In this scenario, each outstanding share of our Series E Preferred Stock could be converted into 4.18 shares of our common stock, representing the Share Cap.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2017 (continued)

6.	EQUITY COMPENSATION PLANS

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

As of April 30, 2017, we had an aggregate of 5,630,872 shares of our common stock reserved for issuance under the Stock Plans, of which, 4,081,548 shares were subject to outstanding options and 1,549,324 shares were available for future grants of share-based awards.

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

The estimated fair value of stock options are measured at the grant date, using a fair value based method, such as a Black-Scholes option valuation model, and is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The use of a valuation model requires us to make certain estimates and assumptions with respect to selected model inputs. The expected volatility is based on the daily historical volatility of our common stock covering the estimated expected term. The expected term of options granted reflects actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options. The risk-free interest rate is based on U.S. Treasury notes with terms within the contractual life of the option at the time of grant. The expected dividend yield assumption is based on our expectation of future dividend payouts. We have never declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. The fair value of stock options on the date of grant and the weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model for fiscal years ended April 30, 2017, 2016 and 2015, were as follows:

	Fiscal Year Ended April 30,
	2017	2016	2015
Risk-free interest rate	1.32%	1.66%	1.95%
Expected life (in years)	6.12	5.96	5.74
Expected volatility	111.30%	104.74%	111.78%
Expected dividend yield	–	–	–

The following summarizes our stock option transaction activity for fiscal year ended April 30, 2017:

Stock Options	Shares	Weighted Average Exercisable Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding, May 1, 2016	3,393,037	$10.37
Granted	1,009,085	$3.42
Exercised	(9,026)	$3.44
Canceled or expired	(311,548)	$9.06
Outstanding, April 30, 2017	4,081,548	$8.77	6.36	$1,267,665

Exercisable and expected to vest	4,067,608	$8.78	6.35	$1,252,814
Exercisable, April 30, 2017	3,343,699	$9.74	5.82	$687,283

______________

(1)	Aggregate intrinsic value represents the difference between the exercise price of an option and the closing market price of our common stock on April 28, 2017 (the last trading day of fiscal year 2017), which was $4.31 per share.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2017 (continued)

The weighted-average grant date fair value of options granted to employees during the fiscal years ended April 30, 2017, 2016 and 2015 was $2.86, $7.09 and $9.99 per share, respectively.

The aggregate intrinsic value of stock options exercised during the fiscal years ended April 30, 2017, 2016 and 2015 was $11,000, $93,000 and $192,000, respectively. Cash received from stock options exercised during fiscal years ended April 30, 2017, 2016 and 2015, totaled $31,000, $138,000 and $298,000, respectively, net of issuance costs of nil, $1,000 and $3,000, respectively.

We issue shares of common stock that are reserved for issuance under the Stock Plans upon the exercise of stock options, and we do not expect to repurchase shares of common stock from any source to satisfy our obligations under our compensation plans.

As of April 30, 2017, the total estimated unrecognized compensation cost related to non-vested employee stock options was $2,215,000. This cost is expected to be recognized over a weighted average vesting period of 1.43 years based on current assumptions.

Employee Stock Purchase Plan

We have reserved a total of 2,142,857 shares of our common stock to be purchased under our Employee Stock Purchase Plan (the “ESPP”), of which 1,359,736 shares remained available to purchase at April 30, 2017, and are subject to adjustment as provided in the ESPP for stock splits, stock dividends, recapitalizations and other similar events. Under the ESPP, we sell shares to participants at a price equal to the lesser of 85% of the fair market value of our common stock at the (i) beginning of a six-month offering period, or (ii) end of the six-month offering period. The ESPP provides for two six-month offering periods each fiscal year; the first offering period begins on the first trading day on or after each May 1; the second offering period begins on the first trading day on or after each November 1. During the fiscal years ended April 30, 2017, 2016 and 2015, 270,075, 147,769 and 71,063 shares of our common stock were purchased, respectively, under the ESPP at a weighted average purchase price per share of $1.95, $3.65 and $8.56, respectively.

The fair value of the shares purchased under the ESPP were determined using a Black-Scholes option pricing model (see explanation of valuation model inputs above under “Stock Options”), and is recognized as expense on a straight-line basis over the requisite service period (or six-month offering period). The weighted average grant date fair value of purchase rights under the ESPP during fiscal years ended April 30, 2017, 2016 and 2015 was $1.07, $2.40 and $3.91, respectively, based on the following Black-Scholes option valuation model inputs:

	Fiscal Year Ended April 30,
	2017	2016	2015
Risk-free interest rate	0.46%	0.18%	0.06%
Expected life (in years)	0.50	0.50	0.50
Expected volatility	105.27%	46.14%	63.54%
Expected dividend yield	–	–	–

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2017 (continued)

Share-based Compensation Expense

Total share-based compensation expense related to share-based awards issued under our equity compensation plans for the fiscal years ended April 30, 2017, 2016 and 2015 was comprised of the following:

	2017	2016	2015
Cost of contract manufacturing	$108,000	$41,000	$59,000
Research and development	1,615,000	2,124,000	2,904,000
Selling, general and administrative	1,640,000	2,733,000	3,739,000
Total	$3,363,000	$4,898,000	$6,702,000

Share-based compensation from:
Stock options	$3,094,000	$4,720,000	$6,465,000
ESPP	269,000	178,000	237,000
	$3,363,000	$4,898,000	$6,702,000

Share-based compensation expense recorded during fiscal years ended April 30, 2017, 2016 and 2015 associated with share-based awards granted to non-employees amounted to $20,000, $109,000 and $289,000, respectively. As of April 30, 2017, the total estimated unrecognized compensation cost related to non-vested stock options granted to non-employees was $13,000 based on an April 30, 2017 measurement date. This cost is expected to be recognized over a weighted average vesting period of 1.10 years.

Due to our net loss position, no tax benefits have been recognized in the consolidated statements of cash flows.

7.	WARRANTS

No warrants were issued or exercised during fiscal years ended April 30, 2017, 2016 and 2015. As of April 30, 2017, warrants to purchase 39,040 shares of our common stock at an exercise price of $17.29 were outstanding and are exercisable through August 30, 2018.

8.	INCOME TAXES

We are primarily subject to U.S. federal and California state jurisdictions. To our knowledge, all tax years remain open to examination by U.S. federal and state authorities.

In addition, in accordance with authoritative guidance, we are required to recognize the impact of an uncertain tax position in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained upon examination by the tax authorities. We had no unrecognized tax benefits from uncertain tax positions as of April 30, 2017 and 2016. It is also our policy, in accordance with authoritative guidance, to recognize interest and penalties related to income tax matters in interest and other expense in our consolidated statements of operations and comprehensive loss. We did not recognize interest or penalties related to income taxes for fiscal years ended April 30, 2017, 2016, and 2015, and we did not accrue for interest or penalties as of April 30, 2017 and 2016.

At April 30, 2017, we had net deferred tax assets of $178,400,000. Due to uncertainties surrounding our ability to generate future taxable income to realize these tax assets, a full valuation has been established to offset our net deferred tax assets. Additionally, the future utilization of our net operating loss carry forwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Section 382, as a result of ownership changes that may have occurred previously or that could occur in the future. A Section 382 analysis was completed as of the fiscal year ended April 30, 2017 and it was determined that no change in ownership had occurred. Ownership changes occurring subsequent to April 30, 2017 may impact the utilization of net operating loss carry forwards and other tax attributes.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2017 (continued)

At April 30, 2017, we had federal net operating loss carry forwards of approximately $391,878,000. The net operating loss carry forwards expire in fiscal years 2019 through 2037. We also have California state net operating loss carry forwards of approximately $263,812,000 at April 30, 2017, which begin to expire in fiscal year 2018. In addition, we have approximately $5,956,000 of net operating loss attributable to excess tax deductions on share-based compensation that when utilized, if any, the tax benefit will be booked to additional paid-in-capital.

The provision for income taxes consists of the following for the three years ended April 30,:

	2017	2016	2015
Federal income taxes at statutory rate	$(9,573,000)	$(18,921,000)	$(17,122,000)
State income taxes	(2,264,000)	(4,824,000)	(4,450,000)
Expiration and adjustments of deferred tax assets	1,693,000	1,580,000	1,790,000
Change in valuation allowance	10,005,000	21,871,000	19,532,000
Other, net	139,000	294,000	250,000
Income tax (expense) benefit	$–	$–	$–

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and deferred tax liabilities at April 30, 2017 and 2016 are as follows:

	2017	2016

Share-based compensation	$9,583,000	$8,806,000
Deferred revenue	12,157,000	4,296,000
Deferred rent	738,000	470,000
Other	2,984,000	2,486,000
Net operating losses	154,030,000	152,746,000

Total deferred tax assets	179,492,000	168,804,000
Less valuation allowance	(178,400,000)	(168,395,000)

Total deferred tax assets, net of valuation allowance	$1,092,000	$409,000

Deferred tax liabilities:
Fixed assets	(1,092,000)	(409,000)
Total deferred tax liabilities	(1,092,000)	(409,000)
Net deferred tax assets	$–	$–

9.	BENEFIT PLAN

During fiscal year 1997, we adopted a 401(k) benefit plan (the “Plan”) for all full-time employees who are at least the age of 21 and have three or more months of continuous service. The Plan provides for employee contributions of up to 100% of their compensation on a tax deferred basis up to the maximum amount permitted by the Internal Revenue Code. We are not required to make matching contributions under the Plan, and prior to January 2010, we did not make any matching contributions from the Plan’s inception. Presently, we have voluntarily agreed to match, depending on an employee’s years of continuous service, between 50% and 100% of an employee’s contributions up to 6% of their annual eligible compensation, subject to certain IRS limitations.

Under the Plan, each participating employee is fully vested in his or her contributions to the Plan and our contributions to the Plan will fully vest after six years of service. The expense related to our matching contributions to the Plan was $845,000, $543,000, and $454,000 for the fiscal years ended April 30, 2017, 2016, and 2015, respectively.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2017 (continued)

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

Segment information for the fiscal years ended April 30, 2017, 2016 and 2015 is summarized as follows:

	2017	2016	2015
Contract manufacturing services revenue	$57,630,000	$44,357,000	$26,744,000
Cost of contract manufacturing services	38,259,000	22,966,000	15,593,000
Gross profit	$19,371,000	$21,391,000	$11,151,000

Revenue from products in research and development	$–	$329,000	$37,000
Research and development expense	(28,297,000)	(59,529,000)	(42,996,000)
Selling, general and administrative expense	(19,334,000)	(18,551,000)	(18,691,000)
Other income (expense), net	101,000	708,000	141,000
Net loss	$(28,159,000)	$(55,652,000)	$(50,358,000)

Revenue generated from our contract manufacturing services segment during fiscal years ended April 30, 2017, 2016 and 2015 was derived from a limited number of customers. The percentages below represent revenue derived from each customer (and geographical location) as a percentage of total contract manufacturing services revenue:

Customer	Geographic Location	2017	2016	2015
Halozyme Therapeutics, Inc.	U.S.	58%	69%	79%
Customer A	U.S.	26	26	12
Customer B	U.S.	14	–	–
Other customers	U.S./non-U.S.	2	5	9
Total		100%	100%	100%

In addition, we attribute contract manufacturing services revenue to the individual countries where the customer is headquartered. Contract manufacturing services revenue from customers are summarized by geographic location in the following table:

	2017	2016	2015
U.S.	$57,630,000	$44,357,000	$26,715,000
Non-U.S.	–	–	29,000
Total	$57,630,000	$44,357,000	$26,744,000

Revenue generated from our products in our research and development segment during fiscal years ended April 30, 2016 and 2015 were directly related to license revenue recognized under licensing agreements with unrelated entities.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2017 (continued)

Our long-lived assets are located in the U.S. and consist of leasehold improvements, laboratory equipment, furniture and fixtures, office equipment and software and are net of accumulated depreciation. Long-lived assets by segment as of April 30, 2017 and 2016 consist of the following:

	2017	2016
Long-lived Assets, net:
Contract manufacturing services	$22,599,000	$22,783,000
Products in research and development	1,074,000	1,519,000
Total	$23,673,000	$24,302,000

11.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial information for each of the two most recent fiscal years is as follows:

	Quarter Ended
	April 30,	January 31,	October 31,	July 31,	April 30,	January 31,	October 31,	July 31,
	2017	2017	2016	2016	2016	2016	2015	2015
Net revenues	$17,904,000	$10,747,000	$23,370,000	$5,609,000	$18,783,000	$6,709,000	$9,523,000	$9,671,000
Gross profit (a)	$6,122,000	$2,773,000	$7,929,000	$2,547,000	$9,062,000	$2,776,000	$4,782,000	$4,771,000
Loss from operations	$(5,304,000)	$(7,797,000)	$(4,077,000)	$(11,082,000)	$(11,915,000)	$(16,867,000)	$(13,824,000)	$(13,754,000)
Net loss	$(5,272,000)	$(7,774,000)	$(4,056,000)	$(11,057,000)	$(11,884,000)	$(16,847,000)	$(13,198,000)	$(13,723,000)
Series E preferred stock accumulated dividends (b)	$(1,442,000)	$(1,442,000)	$(1,442,000)	$(1,380,000)	$(1,380,000)	$(1,380,000)	$(1,380,000)	$(1,378,000)
Net loss attributable to common stockholders	$(6,714,000)	$(9,216,000)	$(5,498,000)	$(12,437,000)	$(13,264,000)	$(18,227,000)	$(14,578,000)	$(15,101,000)
Basic and diluted loss per common share	$(0.16)	$(0.25)	$(0.16)	$(0.36)	$(0.40)	$(0.56)	$(0.50)	$(0.54)

_____ _________

(a)	Gross profit represents contract manufacturing revenue less cost of contract manufacturing.
(b)	Series E preferred stock accumulated dividends include dividends declared for the period (regardless of whether or not the dividends have been paid) and dividends accumulated for the period (regardless of whether or not the dividends have been declared).

12.	SUBSEQUENT EVENTS

Sale of Common Stock

August 2015 AMI Sales Agreement - Subsequent to April 30, 2017 and through June 30, 2017, we sold 1,051,258 shares of common stock at market prices under the August 2015 AMI Sales Agreement (Note 5) for aggregate gross proceeds of $4,304,000. As of June 30, 2017, we had raised the full amount of the gross proceeds available to us under the August 2015 AMI Sales Agreement.

Series E Preferred Stock Dividend

On June 6, 2017, our Board of Directors declared a quarterly cash dividend of $0.65625 per share on our Series E Preferred Stock.  The dividend payment is equivalent to an annualized 10.50% per share, based on the $25.00 per share stated liquidation preference, accruing from April 1, 2017 through June 30, 2017.  The cash dividend of $1,081,000 was paid on July 3, 2017 to holders of the Series E Preferred Stock of record on June 19, 2017.

Reverse Stock Split

On July 7, 2017, we effected a reverse stock split of our outstanding shares of common stock at a ratio of one-for-seven, which took effect with the opening of trading on July 10, 2017. The primary purpose of the reverse stock split, which was approved by our stockholders at our 2016 Annual Meeting on October 13, 2016, was to enable us to regain compliance with the $1.00 minimum bid price requirement for continued listing on The NASDAQ Capital Market. All fractional shares created by the reverse stock split were rounded up to the nearest whole share. In addition, all share and per share amounts in the accompanying consolidated financial statements have been adjusted to give effect to the one-for-seven reverse stock split, retrospectively (Note 1).

