Form 10-K/A
period 2017-04-30
PEREGRINE PHARMACEUTICALS INC
filed 2017-08-28
CIK 704562

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-K/A

(Amendment No. 1)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐

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

Number of shares of common stock outstanding as of August 25, 2017: 45,096,081

EXPLANATORY NOTE

Peregrine Pharmaceuticals, Inc. (the “Company”) filed an Annual Report on Form 10-K for its fiscal year ended April 30, 2017 (the “Original Filing”) with the Securities and Exchange Commission (the “SEC”) on July 14, 2017. This Amendment No. 1 (the “Amendment”) to the Original Filing is being filed for the purpose of providing the information required by Part III of Form 10-K that was not included in the Original Filing. The Company had previously intended to incorporate by reference the Part III information omitted from the Original Filing to the Company’s Proxy Statement for its 2017 Annual Meeting of Stockholders.

This Amendment does not attempt to modify or update any other disclosures set forth in the Original Filing, except as required to reflect the additional information included in Part III of this Form 10-K/A, and to reflect in Item 15 of Part IV currently dated certifications from the Chief Executive Officer and Chief Financial Officer of the Company, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are attached hereto as Exhibits 31.1 and 31.2.

As used herein, unless otherwise expressly stated or the context otherwise requires, all references to “we”, “us”, “our”, “Company” and “Peregrine” refer to Peregrine Pharmaceuticals, Inc., and its wholly owned subsidiary, Avid Bioservices, Inc.

PEREGRINE PHARMACEUTICALS, INC.

Fiscal Year 2017

Annual Report on Form 10-K/A

(Amendment No. 1)

PART III

Item 10.	Directors, Executive Officers And Corporate Governance

Board of Directors

Information with respect to our current directors as of August 25, 2017 is set forth below.

Name and Age	Principal Occupation and Business Experience	Director Since

Carlton M. Johnson, Jr. (age 57)

Mr. Johnson has served as a member of the Board of Directors since November 1999 and was appointed Chairman of the Board on October 22, 2010. Mr. Johnson has been self-employed since March 2013. Prior to that, he served as in-house legal counsel for Roswell Capital affiliated entities since June 1996. Mr. Johnson has been admitted to the practice of law in Alabama since 1986, Florida since 1988 and Georgia since 1997. He has been a shareholder in the Pensacola, Florida AV- rated law firm of Smith, Sauer, DeMaria, Johnson and was President-Elect of the 500 member Escambia-Santa Rosa Bar Association. He also served on the Florida Bar Young Lawyers Division Board of Governors. Mr. Johnson earned a degree in History/Political Science at Auburn University and Juris Doctor at Samford University - Cumberland School of Law. Mr. Johnson also serves on the board of Patriot Scientific Corporation, and formerly served on the boards of CryoPort, Inc. (ceased in May 2012), and Ecotality, Inc. (ceased in March 2012). The Board of Directors concluded that Mr. Johnson should serve as a director in light of the extensive public company finance experience that he has obtained through serving on our board and audit committee and the boards and audit committees of Patriot Scientific Corporation, CryoPort, Inc. and Ecotality, Inc., which represents over an aggregate of 37 years of combined public company board experience.

1999
Steven W. King (age 53)

Mr. King has served as our President and Chief Executive Officer since March 2003 and as a member of the Board of Directors since October 2003. From August 2002 to March 2003, Mr. King served as Chief Operating Officer and from February 2000 to August 2002 served as Vice President of Technology and Product Development. Mr. King joined Peregrine in 1997 as Director of Research and Development. Additionally, Mr. King was responsible for launching our wholly-owned contract manufacturing subsidiary, Avid Bioservices, Inc., in 2002, for which he serves as President. Mr. King was previously employed at Vascular Targeting Technologies, Inc., which was acquired by Peregrine in 1997. Mr. King previously worked at the University of Texas Southwestern Medical Center with Dr. Philip Thorpe, the inventor of our Phosphatidylserine (PS)-targeting antibody and VTA technology platforms and is co-inventor on over 40 U.S. and foreign patents and patent applications in the Vascular Targeting Agent field. Mr. King received his Bachelor’s and Master’s degrees from Texas Tech University in Cell and Molecular Biology. The Board of Directors concluded that Mr. King should serve as a director in light of his extensive scientific understanding of our technologies in development and expertise in developing and manufacturing biologics, combined with the perspective and experience he brings as our President and Chief Executive Officer from his extensive history with Peregrine.

2003

Name and Age	Principal Occupation and Business Experience	Director Since

David H. Pohl (age 80)

Mr. Pohl has served as a member of the Board of Directors since October 2004.  He is currently Chairman of the Board of Wellness.com, Inc., a privately held Internet-based health and wellness enterprise and serves on the Advisory Board of Max Sound Corporation, a public company and innovators of MAX-D HD Audio as well as licensor of other disruptive technologies.  He was previously a member of the Board of Directors of Patriot Scientific Corporation from 2001 through 2008, and served as Chairman of the Board and CEO of that publicly traded company from 2005 through 2007. Since 2009, Mr. Pohl has been Of Counsel with the law firm of Herold & Sager in Encinitas, California. Mr. Pohl was in the private practice of law, counseling business clients from 1997 to 2005, and serving as Special Counsel to the Ohio Attorney General for entrepreneurial investments by state employee pension funds from 1995 to 1996. Previously, he was a Senior Attorney with Jones Day Reavis & Pogue, a large U.S. law firm, and held positions as a Senior Officer and General Counsel in large financial services corporations with over $1 billion in assets under management. In addition, Mr. Pohl is a member of the Corporate Directors Forum of San Diego, the Intellectual Property Law and Business Law Sections of the State Bar of California, has served as a member of the Board of Governors of the Corporate Counsel Section of the Ohio State Bar Association, and is an Emeritus member of the Board of Directors of the American Financial Services Association, Washington, D.C. Mr. Pohl earned a Juris Doctor degree from The Ohio State University College of Law, and also holds a B.S. in Administrative Sciences from The Ohio State University. The Board of Directors concluded that Mr. Pohl should serve as a director in light of his extensive corporate governance experience.

2004
Eric S. Swartz (age 61)

Mr. Swartz has served as a member of the Board of Directors since 1999. With 33 years of experience in the securities business, Mr. Swartz is the co-founder and Manager of Roswell Capital Partners, LLC since 2004 and was the founder and former President of Equiplace Securities, LLC and Swartz Investments, LLC. From 1988 to 1993, Mr. Swartz was a Vice President at Bear Stearns & Co. where he specialized in foreign institutional equity investments in U.S. securities. Previously, Mr. Swartz was a Vice President with Oppenheimer & Co., where he was involved in overseas placements of equity and debt for institutions in Germany, Austria, Switzerland, France, Australia, and New Zealand. The Board of Directors concluded that Mr. Swartz should serve as a director in light of the extensive experience in corporate finance, including equity and debt placements, that he has obtained through his 34 years of experience in that industry.

1999

Executive Officers

The following table sets forth information regarding our current executive officers as of August 25, 2017:

Executive Officer	Age	Position
Steven W. King	53	President and Chief Executive Officer, Director
Paul J. Lytle	49	Chief Financial Officer
Shelley P.M. Fussey, Ph.D.	51	Vice President, Intellectual Property
Joseph S. Shan	44	Vice President, Clinical & Regulatory Affairs
Mark R. Ziebell	53	Vice President, General Counsel and Corporate Secretary

The following biographies describe the business experience of our executive officers (for the biography of Mr. Steven W. King, see “Board of Directors” above).

Paul J. Lytle has served as Chief Financial Officer since August 2002 and has over 20 years of finance and accounting experience. Mr. Lytle oversees various functions, including finance and accounting, financial reporting, corporate governance, investor relations, human resources and information technology. Mr. Lytle started with us in March 1997 as Corporate Controller and has held positions of increasing responsibility with us. Mr. Lytle was promoted to Vice President of Finance and Accounting and was elected as our Corporate Secretary from 2000 through July 2012. Prior to joining us, Mr. Lytle worked for Deloitte LLP. Mr. Lytle holds a B.S. in Business Administration from the California State University at Long Beach and is a certified public accountant in the State of California (inactive).

Shelley P.M. Fussey, Ph.D. has served as our Vice President, Intellectual Property since February 2005. Dr. Fussey plays a key role in our U.S. and international patenting, patent analysis and patent defense. Dr. Fussey’s expertise includes patent strategy for technologies developed both in-house and in-licensed from universities. She has broad experience in intellectual property consulting for areas including cancer treatment, immunology, and antiviral technology, as well as other areas central to pharmaceutical and biotechnology drug development. Prior to joining us, Dr. Fussey worked for the law firms of Williams, Morgan & Amerson and Arnold, White and Durkee. She holds a Ph.D. in Biochemistry and a B.Sc. in Biochemistry with First Class Honours (Summa Cum Laude) from the University of Newcastle upon Tyne, U.K.

Joseph S. Shan has served as Vice President, Clinical & Regulatory Affairs since March 2009 and has served as our head of Clinical and Regulatory Affairs since January 2003. He is responsible for the design and execution of our clinical trials and overseeing regulatory submissions. Since joining us in 2000, Mr. Shan has been instrumental in advancing the clinical development of our lead immunotherapy candidate, bavituximab. Prior to joining us, Mr. Shan held positions of increasing responsibility in clinical and regulatory affairs at Edwards Lifesciences (formerly Baxter Healthcare Corporation) and Sulzer Medica. Mr. Shan received his B.S. degree in Physiological Sciences from the University of California, Los Angeles and his M.P.H. degree from the George Washington University in Washington, D.C. He is a member of the American Society of Clinical Oncology, the Association of Clinical Research Professionals and the Regulatory Affairs Professionals Society.

Mark R. Ziebell has served as Vice President, General Counsel since June 2012 and Corporate Secretary since July 2012, and has been practicing corporate and securities law for over 20 years. Prior to joining us, Mr. Ziebell was a partner with the Costa Mesa, California office of Snell & Wilmer LLP where he worked from March 2004 to June 2012. Mr. Ziebell has represented public and private companies in a wide range of corporate and securities matters, mergers and acquisitions, strategic alliance matters and corporate governance. His experience involves a variety of industries, including biopharmaceutical and life sciences. Mr. Ziebell was our outside corporate counsel from 1999 to June 2012. Mr. Ziebell earned his B.S. in accounting in 1986 from the University of San Francisco and his Juris Doctorate in 1994 from the University of San Francisco School of Law. Prior to earning his law degree, Mr. Ziebell was a certified public accountant with BDO Seidman in San Francisco, California.

Family Relationships

There are no family relationships between or among any of the current directors, executive officers or persons nominated or chosen to become directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC and with The NASDAQ Stock Market. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such reports we received, and written representations from certain Reporting Persons that no other reports were required for those persons, to the best of our knowledge, we believe that during the year ended April 30, 2017, each of the Reporting Persons met all applicable Section 16(a) filing requirements.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, employees and officers, including our principal executive officer, our principal financial officer and persons performing similar functions. Our Code of Business Conduct and Ethics is available on our web site at www.peregrineinc.com (this website address is not intended to function as a hyperlink, and the information contained on the Company’s website is not intended to be a part of this Amendment) and a copy of our Code of Business Conduct and Ethics may be obtained free of charge from our Corporate Secretary upon written request. Any material amendments or waivers relating to the Code of Business Conduct and Ethics will be disclosed on our website referenced in this paragraph within four business days following the date of such amendment or waiver.

Shareholder Nominations

No material changes have been made to the procedures by which stockholders may recommend nominees to our board of directors.

Audit Committee

Our Board of Directors has established an Audit Committee. The Audit Committee of the Board of Directors has the sole authority for the appointment, compensation and oversight of the work of the independent auditors, and responsibility for reviewing and discussing, prior to filing or issuance, with management and the independent auditors (when appropriate) the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K. The Audit Committee carries out its responsibilities in accordance with the terms of its charter. Our Board of Directors adopted its charter for our Audit Committee on April 29, 2004, and the charter is available on our web site at www.peregrineinc.com (this website address is not intended to function as a hyperlink, and the information contained on the Company’s website is not intended to be a part of this Amendment). The Audit Committee currently consists of Messrs. Johnson (chairman), Pohl and Swartz. Each of these members is independent under NASDAQ listing standards currently in effect. The Board of Directors has determined that Mr. Johnson is an “audit committee financial expert” as defined by the SEC and is independent under the current listing standards of NASDAQ. The Audit Committee meets the NASDAQ composition requirements, including the requirement that all Audit Committee members have the ability to read and understand financial statements.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Introduction

The Compensation Committee is responsible for establishing, implementing and overseeing our overall compensation strategy and policies, including our executive compensation program, in a manner that supports our business objectives. The Compensation Committee’s complete roles and responsibilities are set forth in a written charter of the Compensation Committee adopted by our Board of Directors, which can be found at our website, www.peregrineinc.com.

This Compensation Discussion and Analysis explains our compensation philosophy, policies and practices for the fiscal year ended April 30, 2017 for the following executive officers, who are referred to in this Compensation Discussion and Analysis and the subsequent tables as our “Named Executive Officers” or “NEOs”:

•	Steven W. King, President and Chief Executive Officer;
•	Paul J. Lytle, Chief Financial Officer;
•	Shelley P.M. Fussey, Ph.D., Vice President, Intellectual Property;
•	Joseph S. Shan, Vice President, Clinical & Regulatory Affairs; and
•	Mark R. Ziebell, Vice President, General Counsel and Corporate Secretary.

Overview

Executive compensation programs affect all employees by setting general levels of compensation and helping to create an environment of goals, rewards and expectations. Because we believe the performance of every employee is important to our success, we are mindful of the effect executive compensation and incentive programs have on all of our employees.

The employment market for personnel and executives with experience in the biotechnology and pharmaceutical industry in Southern California is very competitive because there are several pharmaceutical, biotechnology and medical device companies in that region. The majority of our competitors in this geographic area have more resources than we do which makes it more difficult for us to hire and retain key personnel. As a result, the Compensation Committee must establish compensation packages that will enable the Company to be competitive with the local market.

Given the competitive environment in which we operate, our executive compensation programs are designed to deliver compensation that is competitive with our peer group and that allows us to attract and retain superior talent who can perform effectively and succeed in a demanding business environment. Our compensation programs are also designed to reward performance against pre-established corporate and individual goals and align the interests of our executives with our stockholders. We believe that the compensation of our executive officers should focus executive behavior on the achievement of near-term corporate targets as well as long-term business objectives and strategies. We believe that pay-for-performance compensation programs, which reward our executives when they achieve individual and/or corporate goals, create stockholder value and thus have emphasized company and individual performance in setting compensation. We use a combination of base salary, annual cash incentive compensation programs, a long-term equity incentive compensation program and a broad-based benefits program to create a competitive compensation package for our executive management team.

Our President and Chief Executive Officer, who attends most meetings of the Compensation Committee, assists the Compensation Committee in determining the compensation of all other executive officers by, among other things:

•	recommending to the Compensation Committee appropriate base salaries of the other executive officers;
•	establishing corporate objective and evaluating individual contributions and performance against those objectives; and
•	making recommendations, from time to time, for annual or special stock grants or stock option grants (e.g., for motivational or retention purposes).

The other executive officers do not have a role in determining their own compensation, other than discussing their annual individual performance objectives with the President and Chief Executive Officer.

Independent Compensation Consultants

The Compensation Committee has the authority to directly retain the services of independent consultants and other experts to assist in fulfilling its responsibilities. For the fiscal year ended April 30, 2017, the Compensation Committee engaged Barney & Barney LLC, or Barney & Barney, to review our executive compensation programs and to assess our executive officers’ base salaries, short-term incentive opportunities, target and actual total cash, long-term incentive value and total direct compensation from a competitive standpoint. As described herein, Barney & Barney assisted the Compensation Committee in defining the appropriate market of our peer companies for executive compensation and practices and in benchmarking our executive compensation program against the peer group. The Compensation Committee has adopted a compensation philosophy of targeting our executive compensation to the 50th percentile of executive compensation of our peer group. Executive compensation may be above or below the 50th percentile based on an executive’s experience, scope of position, individual performance and Company constraints.

The Compensation Committee uses the information it obtains from Barney & Barney primarily for evaluating our executive compensation practices, including measuring the competitiveness of our practices. The Compensation Committee also uses the information obtained from Barney & Barney to review our cash bonus policy, equity awards, and base salary benchmarks across all levels of the Company. The Compensation Committee has assessed the independence of Barney & Barney pursuant to SEC rules and the corporate governance rules of The NASDAQ Stock Market and concluded that no conflict of interest exists that would prevent Barney & Barney from independently advising the Compensation Committee. In compliance with the SEC and the corporate governance rules of The NASDAQ Stock Market, Barney & Barney provided the Compensation Committee with a letter addressing each of the six independence factors described in those rules. Their responses affirm the independence of Barney & Barney and its employees who service the Compensation Committee on executive compensation matters.

Components of Our Executive Compensation Program

The primary elements of our executive compensation program are:

•	base salary;
•	annual cash bonus plan;
•	equity awards;
•	employment agreements and severance and change-in-control benefits; and
•	perquisites and other benefits.

The Compensation Committee has structured our executive compensation program to ensure that executive officers are compensated in a manner consistent with stockholder interests, competitive pay practices and applicable regulatory requirements.

The Compensation Committee does not have any formal or informal policy or target for allocating compensation between long-term and short-term compensation or between cash and non-cash compensation. Instead, the Compensation Committee, after reviewing information provided by an independent compensation consulting firm, determines subjectively what it believes to be the appropriate level and mix of the various compensation components that it believes appropriate to achieve the compensation and corporate objectives described in this discussion.

Base Salary

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our executives, and to provide a fixed amount of compensation for performing daily responsibilities, and also provide stability and security. When reviewing base salaries for the fiscal year ended April 30, 2017, the Compensation Committee considered various data regarding the base salaries of executive officers in comparable positions at other biotechnology companies. Additional factors included, but were not limited to, company size, market capitalization, stage of development of a company’s products and geographic location. The Compensation Committee also considered the individual experience level and actual performance of each executive officer in light of our needs and objectives. The Compensation Committee also reviewed an analysis from Barney & Barney, our independent compensation consulting firm, to ensure that base salaries are competitive and within the competitive range of other biotechnology companies in our peer group.

Base salaries are reviewed at least annually by the Compensation Committee, and may be adjusted to realign salaries with market levels after taking into account individual responsibilities, performance and experience, subject to minimum salary requirements set forth in applicable employment agreements. Base salaries may be increased for merit reasons, based on the executive’s success in meeting or exceeding individual performance objectives as well as our combined success in meeting corporate goals, including contact manufacturing revenue goals and research and development goals. An executive’s base salary is also evaluated by reviewing the executive’s other compensation components to ensure that the executive’s total compensation is in line with our overall compensation philosophy as discussed above.

The following annual base salary amounts of our Named Executive Officers for the fiscal year ended April 30, 2017 were determined based on the “Factors for Determining Compensation”, as noted below:

Named Executive Officer	Annual Base Salary ($)
Steven W. King	540,800
Paul J. Lytle	405,600
Shelley P.M. Fussey, Ph.D.	321,000
Joseph S. Shan	309,000
Mark R. Ziebell	361,920

The above annual base salaries for fiscal year ended April 30, 2017 reflect a four percent (4%) increase for Messrs. King, Lytle and Ziebell, and a three percent (3%) increase for Mr. Shan, which were approved by the Compensation Committee on June 9, 2016 and retroactively applied to the beginning of fiscal year 2017.

Annual Cash Bonus Plan

In July 2011, the Compensation Committee adopted and approved a formal Annual Cash Bonus Plan (the “Bonus Plan”) for its Named Executive Officers for the fiscal year ended April 30, 2012 performance and for each subsequent fiscal year, unless amended, which the Compensation Committee used to determine the annual bonuses awarded to Named Executive Officers. The Compensation Committee may also make discretionary bonuses outside of the framework of the Bonus Plan, but in general, each participant’s annual cash bonus under the Bonus Plan will be determined by multiplying the participant’s annual base salary for the applicable fiscal year by (a) a corporate goal achievement percentage ranging from 0% to 100%, (b) a target bonus percentage for such participant, generally targeted for the 50th percentile of our peer groups, and (c) a corporate factor ranging from 0 to 1.5, based on the Company’s achievement of corporate goals, the participant’s achievement of individual goals, the participant’s role and responsibilities within the Company, and other factors as determined by the Compensation Committee.

The Company’s corporate goals are set at or around the beginning of each fiscal year by the Compensation Committee, based on recommendations by the Company’s management. At the end of each fiscal year, the Compensation Committee determines the extent to which the corporate goals were achieved (expressed as a percentage) and each participant’s corporate factor based on a quantitative and qualitative review of such participant’s performance, in addition to other factors determined by the Compensation Committee. Each participant’s individual goals, which are aligned to support the corporate goals, are also set at or around the beginning of each fiscal year and are also evaluated based on a quantitative and qualitative review of performance. The Compensation Committee’s chair will recommend the President and Chief Executive Officer’s individual goals and individual factor to the Compensation Committee and the President and Chief Executive Officer will recommend other executive officers individual goals and individual factors to the Compensation Committee. All individual goals and individual factors will be set by the Compensation Committee. Corporate goals and individual goals may be modified by the Compensation Committee during the applicable fiscal year based on operational and financial developments.

Following the end of the fiscal year, the Compensation Committee reviews performance relative to each corporate goal and determines the achievement level of each corporate goal, and then calculates an overall aggregate achievement percentage (not to exceed 100%) which takes into consideration the individual weighting attributed to each corporate goal. The Compensation Committee does not use a strict formula in assessing the Company’s level of achievement with respect to each goal, but rather considers factors such as:

•	the level of success achieved for each corporate goal;
•	the difficulty of the goal;
•	whether significant unforeseen events or obstacles reasonably beyond our control impacted the Company’s ability to achieve the goal, or altered the expected difficulty of the goal;
•	changes in circumstances which may have made the goal more or less important to our near- and long-term success; and
•	other corporate accomplishments during the fiscal year that, while not established as a formal goal, are nonetheless deemed important to our near- and long-term success and enhance stockholder value.

The following table sets forth the corporate goals established by the Compensation Committee for the fiscal year ended April 30, 2017 and the weighting the Compensation Committee assigned to each corporate goal, and, based on the Compensation Committee’s review of our performance during fiscal year 2017 relative to the corporate goals, the achievement percentage for each corporate goal and the adjusted weighting based on our performance:

Goal	Weighting	Achievement	Adjusted Weighting
Generate $60 million in third-party contract manufacturing revenue	45%	96%	43.2%
Implement and/or evaluate new contract manufacturing revenue opportunities	5%	67%	3.3%
Analyze and present underlying Phase III SUNRISE data	20%	100%	20%
Initiate an immuno-oncology company sponsored combination trial	5%	0%	0%
Support initiation of two to five new trials through NCCN program	5%	100%	5%
Enter into two new collaborations with immuno-oncology leaders	5%	50%	2.5%
Advance exosome diagnostic technology	5%	100%	5%
Evaluate new opportunities for antibody discovery program	5%	0%	0%
Conduct preclinical studies for early stage opportunities	5%	100%	5%
Total	100%		84%

As depicted in the above table, the Compensation Committee determined that the aggregate achievement percentage with respect to our corporate goals for the fiscal year ended April 30, 2017 was 84%.

The following table sets forth the target bonus percentage, based upon the “Factors for Determining Compensation”, as noted below, of our Named Executive Officers approved by the Compensation Committee for the fiscal year ended April 30, 2017 and their respective earned cash bonuses as approved by the Compensation Committee:

Named Executive Officer	Fiscal Year 2017 Target	Fiscal Year 2017 Bonus ($)(1)
Steven W. King	60%	261,661
Paul J. Lytle	40%	130,830
Shelley P.M. Fussey, Ph.D.	35%	–
Joseph S. Shan	35%	87,212
Mark R. Ziebell	35%	102,148

______________

(1)	The corporate factors for the Named Executive Officers set by the Compensation Committee at 0.96 for each executive officer, other than for Dr. Fussey, which was set at 0.

With respect to the above executive officer bonuses earned for the fiscal year ended April 30, 2017, the Compensation Committee determined that such bonuses would not be paid until the sooner of (i) completing one of several specified strategic milestones, (ii) the termination of an executive officer’s employment, or (iii) April 30, 2018.

In addition, as was discussed in our proxy statement for the fiscal year ended April 30, 2016, while the Compensation Committee had determined that 100% of the corporate goals for the fiscal year ended April 30, 2016 had been achieved based, the Compensation Committee decided to reduce each executive’s discretionary corporate factor by 25% due to the Company’s discontinuance of the Phase III SUNRISE trial in February 2016 and to allocate the 25% opportunity to up to four specific new corporate goals targeted to be achieved in fiscal year 2017 which the Compensation Committee believed will help build stockholder value. During fiscal year 2017, one such new corporate goal was timely achieved, the in-licensing of the PS exosome diagnostic technology. As a result of their contributions towards attaining this new corporate goal: Mr. King received a bonus of $20,280, representing one-quarter of his total opportunity; Mr. Lytle received a bonus of $10,140, representing one-quarter of his total opportunity; Mr. Ziebell received a bonus of $10,556, representing one-third of his total opportunity; and, Dr. Fussey received a bonus of $14,044, representing one-half of her total opportunity. These bonuses were paid on September 9, 2016, and are included in the Summary Compensation Table as “Non-Equity Incentive Plan Compensation” for the fiscal year ended April 30, 2017.

Equity Awards

Stock Option Awards and Grant Practices. Based on market practice and our objective to align executives’ interest with those of our stockholders, we currently use stock option awards as the primary form of long-term incentive compensation for executives and other employees. In the fiscal year ended April 30, 2012, the Compensation Committee implemented a policy of a routine annual broad-based grant of stock option awards to our executive officers and other employees, with the grant typically occurring during the initial weeks of our fiscal year. The grant date of such annual award and of other grants (e.g., for new hires) is either on the date the Compensation Committee approves the grants or on a pre-selected later date, such as a future hire date. In determining the size and types of equity grants to executive officers, the Compensation Committee considers, among other things, comparative industry data provided by the Compensation Committee’s independent compensation consultant, our outstanding shares at the time of grant, the number and type of equity awards granted to such individuals in prior years, the equity available under our long-term incentive plan and desirable run rate and aggregate estimated equity usage in the future, each executive officer’s ownership in our Company, our corporate performance, and each executive officer’s individual performance, role and responsibilities.

The Compensation Committee exercises discretion in determining the information it considers, as well as any weighting of particular information, in determining the equity awards. The determination of equity awards is made by the Compensation Committee after evaluating the information and areas of consideration described above in their totality. For the fiscal year ended April 30, 2017, our annual broad-based stock option grant was approved by the Compensation Committee on June 2, 2016.

Stock option grant information for the fiscal year ended April 30, 2017, is set forth below under “Grants of Plan-Based Awards For the Fiscal Year Ended April 30, 2017”.

Stock Awards and Award Practices. In addition to stock options, we have in the past used stock awards as a form of long-term incentive compensation for executives and other employees. Stock awards are shares of common stock that vest in accordance with the terms established by the Compensation Committee. Usually, the awards will be subject to vesting upon the Company’s timely attainment of certain predetermined clinical, financial or operational milestones with specific targeted attainment dates or vest over a specific predetermined period of performance. However, the Compensation Committee, at its discretion, may issue discretionary stock awards that are not subject to any future vesting requirements. There were no discretionary stock award grants to our Named Executive Officers during the fiscal year ended April 30, 2017.

Employment Agreements, Severance and Change-in-Control Benefits

We have employment agreements with all of our Named Executive Officers providing for severance payments and accelerated vesting benefits triggered by various termination events. For a description of these agreements and our potential payment obligations, please see “Overview of Employment Agreements and Potential Payments Upon Termination or Change-in-Control” and the related tabular disclosure below.

When entering into employment agreements which provide for post-termination compensation for our Named Executive Officers, the Compensation Committee considers, among multiple factors, peer company practice, retention needs and consistency of post-termination compensation among our executives. Gains from prior equity awards are not a material consideration in setting the level of such compensation. In particular, we believe such employment agreements benefit us and our stockholders by attracting and retaining executives in a marketplace where such protections are commonly offered by our peer companies. We also believe that severance protection triggered by a change-in-control allows our executives to assess a potential change-in-control objectively, from the perspective of what is best for our stockholders, without regard to the potential impact of the transaction on their own job security. We use a “double trigger” with respect to benefits that are to be provided in connection with a change-in-control. A change-in-control does not itself trigger benefits; rather, benefits are paid only if the employment of the executive is terminated by us other than for cause or due to the executive’s death or disability during a specified period before or after a change of control. We believe a “double trigger” benefit maximizes stockholder value because it prevents a windfall to executives in the event of a change of control in which the executive retains significant responsibility as defined in his or her individual agreement, while still providing our executives appropriate incentives to cooperate in negotiating any change of control that may put their jobs at risk. Further, we believe the severance protection offered under the employment agreements is balanced with the interests of the Company and its stockholders, as the executives are bound by non-disclosure, non-competition, and non-solicitation arrangements and must execute a general release in favor of the Company as a condition to receiving benefits under these agreements. None of the agreements include any tax gross-up payments for “golden parachute” excise taxes. All of the Named Executive Officers are “at will” employees.

These employment agreements are subject to automatic one-year extensions annually and, as part of the Compensation Committee’s review of all of our executive compensation practices, will be reviewed to ensure that they continue to serve our interests in retaining these key executives, remain consistent with packages offered by our peers, and provide reasonable levels of severance protection and compensation.

Perquisites and Other Benefits

We maintain broad-based benefits that are provided to all employees, including health, dental, and vision insurance, life and disability insurance, a 401(k) plan, and an Employee Stock Purchase Plan.

Under the 401(k) plan, Named Executive Officers are allowed to contribute on the same basis as other employees of the Company as determined by IRS regulations. Effective January 1, 2010, the Company voluntarily agreed to match 50% of all employee contributions, including Named Executive Officers, up to the first 6% of a participant’s annual salary for all 401(k) plan contributions, subject to certain IRS limitations. In addition, the plan allows for additional discretionary matching contributions in excess of the 50% match. During calendar year 2015, the Company voluntarily agreed to match 50% of all employee contributions (for employees with up to five years of service), 75% of all employee contributions (for employees with six to nine years of service), and 100% of all employee contributions (for employees with ten or more years of service), including Named Executive Officers, up to the first 6% of a participant’s annual salary for all 401(k) plan contributions. Under the 401(k) plan, each participating employee, including Named Executive Officers, is fully vested in his or her contributions to the 401(k) plan and Company contributions to the 401(k) plan will fully vest after six years of service.

Under the Employee Stock Purchase Plan, Named Executive Officers are allowed to participate on the same basis as other employees of the Company, which allows employees on a voluntarily basis to purchase shares of our common stock directly from the Company through accumulated payroll deductions, which the Company believes closely aligns the interests of participants with the interests of stockholders.

In addition, Named Executive Officers are eligible to participate in the same employee benefit plans as all other employees. The cost of health and dental insurance was 100% covered by the Company for Named Executive Officers during the fiscal year ended April 30, 2017. In addition, all employees, including Named Executive Officers, receive one (1) times their annual salary in term-life insurance, long-term disability benefits, and vision insurance at no cost to the employee. We also provide all employees, including Named Executive Officers, the option to make pre-tax payroll deductions up to $2,600 per year under a flexible spending account plan that can be utilized for out-of-pocket medical, dental and other allowable expenses. The Company also provides paid-time-off benefits to cover vacation and sick time and annually determined Company holidays.

Factors for Determining Compensation

Performance. One of the primary objectives of our compensation program is to motivate our Named Executive Officers to achieve our short and long-term strategic goals. These goals are tied to, among other things, increasing contract manufacturing revenue, the advancement of our product pipeline, the attainment of clinical and regulatory milestones, the development, acquisition and out-licensing of key technologies, and the securing of capital funding. In addition to linking compensation to the attainment of pre-approved goals, individual performance is assessed on the basis of more subjective, non-formulaic, criteria, such as:

•	involvement in, and responsibility for, the development and implementation of our strategic plans and the attainment of our strategic and operating objectives;
•	participation in the achievement of contract manufacturing revenue growth and/or strategic or regulatory milestones;
•	contribution to the management team and application of managerial leadership skills; and
•	involvement in accessing capital to fund our research and development operations, facilities expansion and improvements and other business activities.

“Say-on-Pay” Consideration. At our 2016 Annual Meeting, approximately 53% of the shares voted at the meeting approved, on an advisory basis, the compensation of our Named Executive Officers. Given that less than 70% of the shares voted to approve the ‘say-on-pay’ advisory proposal, the Compensation Committee spent additional time with its independent compensation consultant, reviewing the Company’s compensation practices, analyzing the various elements of executive compensation for each Named Executive Officer and how such elements compare to the median compensation for the Company’s peer group, assessing the Company’s progress towards the attainment of corporate goals, and other factors affecting the Company’s strategic objectives. Following thoughtful deliberation, the Compensation Committee determined not to implement specific changes and continued with its compensation philosophy and its balanced approach to various components of its compensation program, after giving consideration to the level of attainment of corporate goals and benchmarking compensation with the Company’s peer group. Furthermore, the Compensation Committee does monitor the results of the annual advisory ‘say-on-pay’ proposal and refers to such results as one of many factors considered, along with peer group benchmarking, in connection with the discharge of its responsibilities, although the Compensation Committee does not assign a quantitative weighting to any such factors.

Market Benchmarks and Competitive Analysis. We believe that our select peer group provides useful information to help us establish competitive compensation practices and levels of compensation that allow us to attract, retain and motivate a talented executive team and, at the same time, aligns the interests of our executives with those of our stockholders. Accordingly, in the fiscal year ended April 30, 2017, Barney & Barney, the independent compensation consultant engaged by the Compensation Committee with experience in evaluating public biopharmaceutical companies, has helped the Compensation Committee collect and analyze data and to compare all components of our compensation program, including base salary, annual cash bonus and long-term equity awards, to the practices of peer companies. In the fiscal year ended April 30, 2017, Barney & Barney developed a list of peer group of pharmaceutical and biopharmaceutical companies based on several characteristics, including, being publicly traded, relative company size (e.g., market capitalization and number of employees), stage of development, performance and geographic location as compared to peer companies, as well as the specific responsibilities of our executives. In addition, this peer group also includes companies with which we believe we must compete for talent. The Compensation Committee intends to review and modify this peer group periodically to ensure that this list remains aligned with our size and stage of development. For the fiscal year ended April 30, 2017, our peer group consisted of the following 23 companies:

Amicus Therapeutics, Inc.	Dynavax Technologies Corp.	Rigel Pharmaceuticals, Inc.
Anika Therapeutics, Inc.	Endocyte, Inc.	Sarepta Therapeutics, Inc.
ArQule, Inc.	Geron Corporation	Spectrum Pharmaceuticals, Inc.
Array BioPharma Inc.	Immunomedics, Inc.	Sucampo Pharmaceuticals, Inc.
ChemoCentryx, Inc.	Infinity Pharmaceuticals, Inc.	Threshold Pharmaceuticals, Inc.
Chimerix, Inc.	MacroGenics, Inc.	XOMA Corporation
CTI BioPharma Corp.	Madrigal Pharmaceuticals, Inc.	Zogenix, Inc.
Cytokinetics, Inc.	NewLink Genetics Corporation

The executive employment market in the biotechnology and pharmaceutical industry in Southern California is very competitive because there are many pharmaceutical, biotechnology and medical device companies in that region, many of which are similar to us in size and stage of development. We believe our executive compensation must be competitive within such a peer group, yet fully aligned with our current stage of development and our responsibilities to stockholders. Our general philosophy and practice is to target each of our executive’s overall compensation to be at approximately the market median for our peer group. This benchmarking indicated that the total direct compensation for our President and Chief Executive Officer, Chief Financial Officer and Vice President, General Counsel for the fiscal year ended April 30, 2017 was below the 25th percentile of our peer group, and the other two Named Executive Officers were below the 50th percentile. The Compensation Committee considered this benchmarking information as one consideration in making the compensation decisions reflected above, primarily to determine whether compensation paid to Named Executive Officers, in light of Company and individual performance, is at, above or below the median of executive compensation among the Company’s peer group.

Compensation Risk

As part of its oversight of our compensation policies, the Compensation Committee considers the incentives created by our executive compensation program and the impact that our compensation policies could have on our overall risk profile. In addition, the Compensation Committee annually reviews our compensation policies and procedures to determine whether they create risks that are reasonably likely to have a material adverse effect on the Company. Based on its latest review, the Compensation Committee has concluded that our compensation policies and procedures do not create such risks.

Summary

The Compensation Committee believes the Company’s compensation programs are designed and administered in a manner consistent with its compensation philosophy and objectives. The Compensation Committee monitors these programs in recognition of the dynamic marketplace in which the Company competes for talent. The Compensation Committee intends to continue to emphasize pay-for-performance and equity-based incentive programs that reward executives for actual results and that are consistent with stockholder interests.

Compensation Committee Report

The Report of the Compensation Committee of the Board of Directors shall not be deemed incorporated by reference by any general statement incorporating by reference this Amendment into any filing under the Securities Act or under the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

The Compensation Committee of our Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment.

The Compensation Committee of the Board of Directors

Eric S. Swartz (Chairman)

Carlton M. Johnson, Jr.

David H. Pohl

Executive Compensation

All share and per share amounts of our common stock for all periods presented have been retroactively adjusted to reflect the one-for-seven reverse stock split of our issued and outstanding common stock, which took effect on July 10, 2017.

Compensation Summary

The following table contains information with respect to the compensation for the fiscal years ended April 30, 2017, 2016 and 2015 by each individual who acted as our chief executive officer, our chief financial officer, and our three other most highly compensated executive officers during the fiscal year ended April 30, 2017. We refer to the executive officers identified in this table as our “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Steven W. King, President and Chief Executive Officer	2017 2016 2015	540,000 520,000 517,160	— — —	— — —	209,500 316,860 581,280	281,941 362,000 389,863	51,365 51,043 39,754	1,082,806 1,249,903 1,528,057
Paul J. Lytle, Chief Financial Officer	2017 2016 2015	405,000 390,000 388,032	— — —	— — —	104,750 158,430 290,640	140,970 156,000 219,931	51,948 50,580 40,253	702,668 755,010 938,856
Shelley P.M. Fussey, Vice President, Intellectual Property	2017 2016 2015	321,000 321,000 319,874	— — —	— — —	62,850 79,215 145,320	14,044 56,175 114,994	30,109 30,004 20,746	428,003 486,394 600,934
Joseph S. Shan, Vice President, Clinical & Regulatory Affairs	2017 2016 2015	308,654 300,000 298,862	— — —	— — —	62,850 105,620 145,320	87,212 122,917 59,917	51,913 50,463 38,468	510,629 579,000 542,567
Mark R. Ziebell, Vice President, General Counsel and Corporate Secretary	2017 2016 2015	361,385 348,000 346,731	— — —	— — —	62,850 105,620 254,310	112,704 91,350 114,477	44,074 42,334 40,575	581,013 587,304 756,093

______________________

(1)	Salary information is reported as of the last payroll paid prior to or immediately after April 30th of each fiscal year.
(2)	Represents the aggregate grant date fair value of the awards made in each fiscal year as computed in accordance with the authoritative guidance for share-based compensation. These amounts do not correspond to the actual value that may be recognized by each Named Executive Officer. Additional information regarding outstanding awards, including corresponding exercise prices and expiration dates, can be found in the “Outstanding Equity Awards at Fiscal Year-End” table of this Amendment. The assumptions used in determining the grant date fair values of the stock and option awards are set forth in Note 6 “Equity Compensation Plans” in our Annual Report on Form 10-K for the period ended April 30, 2017, filed with the SEC on July 14, 2017.
(3)	Represents performance bonuses earned under the Company’s Annual Cash Bonus Plan. For fiscal years 2016 and 2017, amounts include performance bonuses for the prior fiscal year that were carried over and made subject to additional performance requirements achieved in fiscal years 2016 and 2017, respectively. Additional information regarding the Company’s Annual Cash Bonus Plan for its Named Executive Officers can be found in the “Compensation Discussion and Analysis” section of this Amendment under “Annual Cash Bonus Plan”.
(4)	Amounts shown in this column reflect the cost of benefits paid on behalf of the Named Executive Officer for health, dental, and vision benefits in addition to premiums paid for disability and term life insurance (collectively referred to as “Health Benefits”) as well as company contributions to the Peregrine Pharmaceuticals, Inc. 401(k) Plan. Health Benefits paid and/or accrued during the fiscal year ended April 30, 2017 for each Named Executive Officer were as follows: Mr. King - $35,465; Mr. Lytle - $36,048; Dr. Fussey - $14,209; Mr. Shan - $35,930; and Mr. Ziebell - $35,995. Company contributions to the Peregrine Pharmaceuticals, Inc. 401(k) Plan during the fiscal year ended April 30, 2017 for each Named Executive Officer were as follows: Mr. King - $15,900; Mr. Lytle - $15,900; Dr. Fussey - $15,900; Mr. Shan - $15,983; and Mr. Ziebell - $8,078.

Grants of Plan-Based Awards For the Fiscal Year Ended April 30, 2017

The following table set forth certain summary information with respect to non-equity incentive plans and each plan-based award granted during the fiscal year ended April 30, 2017 to our Named Executive Officers:

GRANTS OF PLAN-BASED AWARDS FOR THE FISCAL YEAR ENDED APRIL 30, 2017

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock or Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Units (#)	Options (#) (2)	Awards ($/sh)	Awards ($) (3)
Steven W. King	—	—	324,480	486,720	—	—	—	—
	6/2/2016	—	—	—	—	71,429	3.50	209,500
Paul J. Lytle	—	—	162,240	243,360	—	—	—	—
	6/2/2016	—	—	—	—	35,714	3.50	104,750
Shelley P.M. Fussey	—	—	112,350	168,525	—	—	—	—
	6/2/2016	—	—	—	—	21,429	3.50	62,850
Joseph S. Shan	—	—	108,150	162,225	—	—	—	—
	6/2/2016	—	—	—	—	21,429	3.50	62,850
Mark R. Ziebell	—	—	126,672	190,008	—	—	—	—
	6/2/2016	—	—	—	—	21,429	3.50	62,850

______________

(1)	Represents each Named Executive Officer’s participation in the Company’s Annual Cash Bonus Plan, as adopted by the Compensation Committee in July 2011. The amounts shown in the “Target” column reflect a percentage of each Named Executive Officer’s base salary for the fiscal year ended April 30, 2017, as specified under the Annual Cash Bonus Plan. The amounts shown in the “Maximum” column are 150% of the respective target amounts, representing the 1.5 times corporate multiplier under the Annual Cash Bonus Plan. There is no minimum amount payable for a certain level of performance. Additional information regarding the Company’s Annual Cash Bonus Plan for its Named Executive Officers can be found in the “Compensation Discussion and Analysis” section of this Amendment under “Annual Cash Bonus Plan”. The actual amount of bonus earned by each Named Executive Officer under the Annual Cash Bonus Plan is reflected in the Summary Compensation Table above under the heading, “Non-Equity Incentive Plan Compensation.”
(2)	Option awards referenced in the table above were granted under our 2011 Stock Incentive Plan and vest in eight (8) equal quarterly installments over a two-year period beginning on the first quarter following the date of grant and each quarter thereafter until fully-vested
(3)	The assumptions used in determining the grant date fair value of option awards are set forth in Note 6 “Equity Compensation Plans” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017, filed with the SEC on July 14, 2017.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding unexercised stock options held by our Named Executive Officers as of fiscal year ended April 30, 2017:

	Option Awards
Named Executive Officer	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Steven W. King	7,143	—	13.65	01/11/2018
	31,571	—	20.51	02/01/2020
	20,357	—	17.08	05/02/2021
	37,519	—	6.65	02/17/2022
	35,714	—	3.22	05/04/2022
	28,571	—	8.26	12/27/2022
	57,143	—	9.87	05/06/2023
	35,714	—	9.73	10/15/2023
	57,143	—	12.25	05/06/2024
	37,500	5,357 (1)	9.17	05/11/2025
	26,787	44,642 (2)	3.50	06/02/2026
Paul J. Lytle	4,286	—	13.65	01/11/2018
	17,143	—	20.51	02/01/2020
	8,214	—	17.08	05/02/2021
	20,000	—	6.65	02/17/2022
	28,571	—	3.22	05/04/2022
	28,571	—	8.26	12/27/2022
	28,571	—	9.87	05/06/2023
	28,571	—	12.25	05/06/2024
	18,751	2,678 (1)	9.17	05/11/2025
	13,394	22,320 (2)	3.50	06/02/2026
Shelley P.M. Fussey	4,286	—	13.65	01/11/2018
	10,715	—	20.51	02/01/2020
	4,286	—	17.08	05/02/2021
	8,286	—	6.65	02/17/2022
	17,857	—	3.22	05/04/2022
	21,429	—	8.26	12/27/2022
	14,286	—	9.87	05/06/2023
	14,286	—	12.25	05/06/2024
	9,375	1,339 (1)	9.17	05/11/2025
	8,037	13,392 (2)	3.50	06/02/2026
Joseph S. Shan	2,857	—	29.40	07/06/2017
	2,857	—	13.65	01/11/2018
	10,715	—	20.51	02/01/2020
	4,286	—	17.08	05/02/2021
	20,000	—	6.65	02/17/2022
	21,429	—	3.22	05/04/2022
	21,429	—	8.26	12/27/2022
	14,286	—	9.87	05/06/2023
	14,286	—	12.25	05/06/2024
	12,501	1,785 (1)	9.17	05/11/2025
	8,037	13,392 (2)	3.50	06/02/2026
Mark R. Ziebell	32,143	—	3.29	06/20/2022
	21,429	—	8.26	12/27/2022
	25,000	—	9.87	05/06/2023
	25,000	—	12.25	05/06/2024
	12,501	1,785 (1)	9.17	05/11/2025
	8,037	13,392 (2)	3.50	06/02/2026

______________

(1)	Option vests in eight (8) equal quarterly installments over a two-year period beginning August 11, 2015 and each quarter thereafter until fully-vested.
(2)	Option vests in eight (8) equal quarterly installments over a two-year period beginning September 2, 2016 and each quarter thereafter until fully-vested.

Option Exercises and Stock Vested

There were no stock option exercises or vesting of restricted stock by the Company’s Named Executive Officers during the fiscal year ended April 30, 2017.

Overview of Employment Agreements and Potential Payments Upon Termination or Change-in-Control

Employment Agreements

We have entered into an employment agreement with each of our Named Executive Officers, each of which are subject to automatic one-year extensions annually unless either party gives written notice of such party’s intent not to renew the employment agreement at least ninety (90) days prior to the commencement of the next year’s period.

Each employment agreement provides that the executive officer must devote his or her full business time to the performance of services to the Company. In addition, each executive officer has agreed to maintain the confidentiality of the Company’s proprietary information, and that all work product discovered or developed by him or her in the course of his or her employment belongs to the Company. Each executive officer has further agreed that he or she will not (i) compete with the Company, directly or indirectly, during the course of such executive’s employment within the United States or any foreign country in which the Company has done business or has actually investigated doing business or where its products are sold or distributed, or (ii) solicit Company employees or customers during the course of employment and for a period of one year following the termination of such executive’s employment.

The Company has the right to terminate each executive’s employment for “cause” if such executive (a) breaches in any material respect or fails to fulfill in any material respect his or her fiduciary duty owed to Company; (b) breaches in any material respect his or her employment agreement or any other confidentiality or non-solicitation, non-competition agreement with the Company; (c) pleads guilty to or is convicted of a felony; (d) is found to have engaged in any reckless, fraudulent, dishonest or grossly negligent misconduct, (e) fails to perform his or her duties to the Company, provided that he or she fails to cure any such failure within thirty (30) days after written notice from Company of such failure, provided further, however, that such right to cure shall not apply to any repetition of the same failure previously cured under the agreement; or (f) violates any material rule, regulation or policy of the Company that may be established and made known to Company’s employees from time to time, including without limitation, the Company’s employee handbook. If an executive is terminated for “cause”, he or she shall have no right to receive any compensation or benefit under his or her employment agreement after such termination other than base salary and paid time-off earned or accrued but unpaid as of the date of termination.

The following discussion describes the amounts that we would pay or provide to our Named Executive Officers or, as applicable, their beneficiaries under these employment agreements as a result of (i) termination without cause or resignation for good reason, (ii) termination following a change-in-control, (iii) death or disability, and (iv) voluntary resignation with extended notice.

Payments Upon Termination Without Cause or Resignation for Good Reason

If we terminate Mr. King’s, Mr. Lytle’s or Mr. Ziebell’s employment without cause or the executive terminates his employment for “good reason”, such executive is entitled to (i) continued base salary and group insurance benefits for a period of twelve (12) months, and (ii) the payment of any prorated target bonus. In addition, each of Mr. King, Mr. Lytle and Mr. Ziebell shall have a period of time equal to the lesser of two years following the date of such termination or until the original expiration date of the applicable option agreement to exercise any vested and outstanding stock options as of the date of such termination. If we terminate Dr. Fussey’s or Mr. Shan’s employment without cause or such executive terminates his or her employment for good reason, such executive shall be entitled to (i) continued base salary and group insurance benefits for a period of twelve (12) months, and (ii) the payment of any prorated target bonus. In addition, each of Dr. Fussey and Mr. Shan shall have a period of time equal to the lesser of twelve (12) months following the date of such termination or until the original expiration date of the applicable option agreement to exercise any vested and outstanding stock options as of the date of such termination. An executive’s receipt of the foregoing severance benefits shall be conditioned upon such executive’s execution of a general release of known and unknown claims in favor of the Company and its affiliates.

Each employment agreement defines “good reason” as (a) the Company relocates executive’s principal place of work to a location more than fifty (50) miles from the original location, without the executive’s prior written approval; (b) the executive’s position and/or duties are modified so that his or her duties are no longer consistent with the executive’s title; or (c) the executive’s annual base salary and related benefits, as adjusted from time to time, are reduced without his or her written authorization.

The following table sets forth the potential payments to our Named Executive Officers assuming a termination without cause or resignation for good reason with estimated benefits calculated as if the termination occurred on or about April 30, 2017:

Named Executive Officer	Base Salary ($)(1)	Target Bonus ($)(2)	Group Benefits ($)(3)	Total ($)
Steven W. King	540,800	324,480	36,756	902,036
Paul J. Lytle	405,600	162,240	37,348	605,188
Shelley P.M. Fussey	321,000	112,350	14,651	448,001
Joseph S. Shan	309,000	108,150	37,229	454,379
Mark R. Ziebell	361,920	126,672	37,298	525,890

______________

(1)	Represents payment of base salary for a period of twelve (12) months.
(2)	The payment of a Target Bonus to the Named Executive Officers is at the sole discretion of the Company’s Board of Directors. Amount includes the maximum proposed Target Bonus as a percentage of base salary established for the fiscal year ended April 30, 2017 for each Named Executive Officer as follows: Mr. King – 60%; Mr. Lytle – 40%; Mr. Ziebell – 35%; Dr. Fussey – 35%; and Mr. Shan – 35%.
(3)	Represents estimated payment to reimburse executive’s monthly benefits premiums for continued group health, dental, and vision benefits in addition to premiums for disability and term life insurance during the severance period of twelve (12) months. Amounts were calculated based on current premiums paid for executive’s benefits.

Payments Upon a Termination in Connection with a Change-in-Control

In the event of a change-in-control of Peregrine, if a Named Executive Officer’s (i) employment is terminated other than for cause within three (3) months prior or thirty-six (36) months following a change-in-control (in the case of Mr. King) or twenty-four (24) months following a change-in-control (in the case of the other Named Executive Officers), or (ii) such executive terminates his employment for “good reason” within twelve (12) months following a change-in-control, the executive shall be paid a lump sum amount equal to (a) thirty-six (36) months’, in the case of Mr. King, and twenty-four (24) months’, in the case of the other Named Executive Officers, base salary then in effect, (b) one hundred percent (100%) of such executive’s target bonus, and (c) payment of group insurance benefits for thirty-six (36) months, in the case of Mr. King, and twenty-four (24) months, in the case of the other Named Executive Officers. In addition, each of the Named Executive Officers’ outstanding unvested stock options immediately shall become fully vested and each shall have a period of time equal to the lesser of two years following the date of such termination or until the original expiration date of the applicable option agreement to exercise any vested and outstanding stock options as of the date of such termination. An executive’s receipt of the foregoing severance benefits shall be conditioned upon such executive’s execution of a general release of known and unknown claims in favor of the Company and its affiliates.

The following table sets forth the potential payments to our Named Executive Officers assuming a termination without cause or resignation for good reason in connection with a change-in-control, with estimated benefits calculated assuming the change-in-control and termination of employment occurred on or about April 30, 2017:

Named Executive Officer	Base Salary($)(1)	Target Bonus ($)(2)	Stock Option Acceleration ($)(3)	Group Benefits ($)(4)	Total ($)
Steven W. King	1,622,400	324,480	36,093	110,268	2,093,241
Paul J. Lytle	811,200	162,240	18,046	74,696	1,066,182
Shelley P.M. Fussey	642,000	112,350	10,827	29,302	794,479
Joseph S. Shan	618,000	108,150	10,827	74,458	811,435
Mark R. Ziebell	723,840	126,672	10,827	74,596	935,935

______________

(1)	Represents payment of base salary for a period of thirty-six (36) months for Mr. King and twenty-four (24) months for Mr. Lytle, Dr. Fussey, Mr. Shan and Mr. Ziebell.
(2)	The payment of a Target Bonus to the Named Executive Officer is at the discretion of the Company’s Board of Directors. A Target Bonus is equal to a percentage of the Named Executive Officer’s annual base salary as follows: Mr. King – 60%; Mr. Lytle – 40%; Dr. Fussey – 35%; Mr. Shan – 35%; and Mr. Ziebell – 35%. The above assumes that the Board of Directors authorized the payment of the full Target Bonus to each executive for the fiscal year.
(3)	Amount calculated by multiplying the number of unvested shares subject to accelerated vesting under outstanding stock options by the difference between $4.31 (the closing price per share of our common stock on the last trading day of fiscal year ended April 30, 2017) and the exercise price per share of the underlying stock option in connection with a change-in-control event. These amounts, if any, do not correspond to the actual value that may be recognized by each Named Executive Officer as there can be no assurance that the options will ever be exercised or that the value on exercise will be equal to the amounts shown in this column.
(4)	Represents estimated payment to reimburse executive’s monthly benefits premiums for continued group health, dental, and vision benefits in addition to premiums for disability and term life insurance during the severance period of thirty-six (36) months for Mr. King and twenty-four (24) months for Mr. Lytle, Dr. Fussey, Mr. Shan and Mr. Ziebell. Amounts were calculated based on current premiums paid for executive’s benefits.

Payments upon Death or Disability

In the event of the death or disability, as defined in the employment agreements, of a Named Executive Officer, the Company will not pay any further compensation or benefits after such event other than the payment by the Company of group insurance benefits previously provided to our Named Executive Officers for a period of twelve (12) months, in the case of Mr. King, Mr. Lytle and Mr. Ziebell, and nine (9) months, in the case of Dr. Fussey and Mr. Shan. Amounts were calculated based on current premiums paid for executive’s benefits as follows:

Named Executive Officer	Group Benefits ($)
Paul J. Lytle	37,348
Shelley P.M. Fussey	10,988
Joseph S. Shan	27,922
Mark R. Ziebell	37,298

Payments upon Executive’s Voluntary Resignation with Extended Notice Period

In the event that a Named Executive Officer voluntarily resigns, and in connection therewith provides ninety (90) days’ advance written notice (the “Extended Notice Period”) to the Company, and provided the executive shall have been employed by the Company for a period of at least five (5) years (in the case of Dr. Fussey, Mr. Shan and Mr. Ziebell), the Company will pay the Named Executive Officer’s base salary then in effect and shall continue to provide other contractual benefits including group insurance benefits during the Extended Notice Period and for a period of nine (9) months in the case of Mr. King and six (6) months in the case of the other Named Executive Officers after the Extended Notice Period provided the executive makes themselves telephonically available to the Board of Directors and the Company’s executive team for up to two (2) hours per week.

Director Compensation

Director Compensation Policy

Pursuant to our compensation program for non-employee directors, during the fiscal year ended April 30, 2017, each member of our Board of Directors who was not an employee or officer of the Company received an annual cash retainer, paid in monthly installments, of $180,000 per year. In addition, each non-employee director received a separate annual cash retainer related to their board membership and oversight of our wholly-owned subsidiary, Avid Bioservices, Inc. (“Avid”), paid in monthly installments, of $60,000 per year. Moreover, for their services as chairperson of their respective committees, the chairman of the Audit Committee, the chairman of the Compensation Committee, and the chairman of the Nominating Committee received an additional annual cash retainer, paid in monthly installments, of $90,000, $60,000, and $30,000 per year, respectively. Furthermore, each non-employee director received a cash fee of $2,000 per day for each Board of Directors meeting attended, whether in-person or telephonically, and is entitled to receive a cash fee of $2,000 for each additional Company meeting attended in excess of four hours in length. A member of the Board of Directors who is also our employee receives no additional compensation for serving as a director.

Pursuant to our compensation program for non-employee directors, each non-employee director participates in our routine annual broad-based stock option grant program. The grant to each non-employee director: (i) consists of a non-qualified stock option to purchase a number of shares of common stock as determined by the Compensation Committee; (ii) has an exercise price equal to the fair market value of our common stock on the date of grant; and (iii) typically vests in quarterly increments over a two-year period.

In addition, the Company reimburses its non-employee directors for their out-of-pocket expenses incurred in connection with attending Board of Directors and committee meetings.

Director Compensation Table

The following table outlines the compensation paid to our non-employee directors, including annual base retainer fees, meeting attendance fees, and option awards for the fiscal year ended April 30, 2017:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Carlton M. Johnson, Jr.	360,000 (2)	83,800 (5)	443,800
David H. Pohl	300,000 (3)	83,800	383,800
Eric S. Swartz	330,000 (4)	83,800 (5)	413,800

_________________________

(1)	As to each individual, represents the grant date fair value of the option award granted in the fiscal year ended April 30, 2017 as computed in accordance with the authoritative guidance for share-based compensation. The assumptions used in determining the grant date fair values of the option awards are set forth in Note 6 “Equity Compensation Plans” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017, as filed with the SEC on July 14, 2017. In addition, these amounts do not correspond to the actual value that may be recognized by the non-employee director. As of April 30, 2017, each non-employee director held unexercised option awards covering 274,213 shares of common stock.
(2)	Includes annual base retainers of $240,000 (including Avid annual base retainer), the annual Audit Committee chair fee of $90,000 and meeting fees of $30,000.
(3)	Includes annual base retainers of $240,000 (including Avid annual base retainer), the annual Nominating Committee chair fee of $30,000 and meeting fees of $30,000.
(4)	Includes annual base retainers of $240,000 (including Avid annual base retainer), the annual Compensation Committee chair fee of $60,000 and meeting fees of $30,000.
(5)	Pursuant to the settlement terms of a derivative lawsuit approved by Vice Chancellor Laster by Order dated July 27, 2017, the Board of Directors have agreed to cap their individual annual compensation at the greater of (i) $400,000, or (ii) the 75th percentile of compensation paid by the Company’s peer group to its non-employee directors for a period of two years from the settlement date. On August 25, 2017, Messrs. Johnson and Swartz voluntarily forfeited 14,934 and 4,706 options, respectively, thereby reducing their fiscal year 2017 director compensation by $43,802 and $13,803, respectively, which reduced their total compensation to below the agreed upon cap.

Compensation Committee Interlocks and Insider Participation

The following non-employee directors currently serve on the Compensation Committee of the Board of Directors: Mr. Carlton M. Johnson, Jr., Mr. David H. Pohl and Mr. Eric S. Swartz. There are no interlocks of executive officers or directors of the Company serving on the compensation committee or equivalent committee of another entity, which has any director or executive officer serving on the Compensation Committee, other committees or the Board of Directors of the Company.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Share Ownership

The following table sets forth certain information regarding the beneficial ownership of our common stock as of August 25, 2017, by: (i) each stockholder known to us to beneficially own more than 5% of our common stock; (ii) each director and director nominee; (iii) our Named Executive Officers for the fiscal year ended April 30, 2017; and (iv) all directors and executive officers of the Company as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to shares of common stock. Under these rules, shares of common stock subject to any option, warrant or right that are exercisable or convertible within 60 days of August 25, 2017, and shares of common stock that could be acquired through the conversion of our outstanding 10.50% Series E Convertible Preferred Stock (the “Series E Preferred Stock”) are deemed beneficially owned and outstanding for computing the percentage ownership of the individual or entity holding such securities, but are not considered outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, each person named below holds sole investment and voting power, other than the powers that may be shared with the person’s spouse under applicable law.

All share and per share amounts of our common stock for all periods presented have been retroactively adjusted to reflect the one-for-seven reverse stock split of our issued and outstanding common stock, which took effect on July 10, 2017.

	Beneficial Ownership of Common Stock
Name and Address of Beneficial Owner	Number of Shares	Percent (a)
5% or Greater Stockholders:
Eastern Capital Limited (b) 10 Market Street, #773 Grand Cayman, KY1-9006 Cayman Islands	4,300,993	9.43%
Ronin Trading, LLC (c) 350 N. Orleans Street, Suite 2N Chicago, IL 60654	3,310,651	7.32%
John S. Stafford, III 350 N. Orleans Street, Suite 2N Chicago, IL 60654
Stephen White (d) 737 N Michigan Avenue, Suite 2250 Chicago, IL 60611	641,795	1.42%
SW Investment Management LLC 737 N Michigan Avenue, Suite 2250 Chicago, IL 60611
SWIM Partners LP 737 N Michigan Avenue, Suite 2250 Chicago, IL 60611
Tappan Street Partners, LLC (e) 33 Irving Place, Third Floor New York, NY 10003	2,298,684	5.10%
Tappan Street Partners Fund, L.P. 33 Irving Place, Third Floor New York, NY 10033
Tappan Street Partners Ideas Fund L.P. 33 Irving Place, Third Floor New York, NY 10033
Prasad Phatak 33 Irving Place, Third Floor New York, NY 10033

Named Executive Officers and Directors (f):
Steven W. King	431,625	(g)	*
Eric S. Swartz	338,845	(g)(h)(j)	*
David H. Pohl	251,878	(g)(j)	*
Paul J. Lytle	233,970	(g)	*
Carlton M. Johnson, Jr.	229,637	(g)(j)	*
Joseph S. Shan	150,409	(g)	*
Shelley P.M. Fussey, Ph.D.	140,647	(g)	*
Mark R. Ziebell	132,325	(g)(i)	*
All directors and executive officers as a group (8 persons)	1,909,336		4.08%

___________________________

*	Represents less than 1% of the outstanding shares of our common stock.
(a)	Applicable percentage ownership of common stock computed on the basis of 45,096,081 shares of common stock outstanding at August 25, 2017, plus (i) shares of our common stock that could be acquired through the exercise of stock options that will become exercisable within 60 days of August 25, 2017 and (ii) shares of our common stock that could be acquired upon conversion of shares of our Series E Preferred Stock.
(b)	The information set forth herein is based solely on a Schedule 13G/A filed jointly with the SEC on November 2, 2015 by Eastern Capital Limited, Portfolio Services Ltd. and Kenneth B. Dart. According to the Schedule 13G/A, each reporting person has shared voting and dispositive power over all of these shares (including 523,810 shares of common stock that may be acquired upon the conversion of 440,000 shares of Series E Preferred Stock).
(c)	The information set forth herein is based solely on a Schedule 13D/A filed jointly with the SEC on July 14, 2017 by John S. Stafford, III; Ronin Trading, LLC; Stephen White; SW Investment Management LLC; SWIM Partners LP; Gregory P. Sargen; Brian W. Scanlan; and Saiid Zarrabian. According to the Schedule 13D/A, (i) Ronin Trading, LLC directly beneficially owns 3,310,651 shares of common stock (including 137,260 shares of common stock that may be acquired upon the conversion of 115,299 shares of Series E Preferred Stock) and has sole voting and dispositive power over these shares; and (ii) Mr. Stafford, as the Manager of Ronin Trading, LLC, may be deemed to beneficially own the 3,310,651 shares of common stock beneficially owned by Ronin Trading, LLC, and has sole voting and dispositive power over these shares.
(d)	The information set forth herein is based solely on a Schedule 13D/A filed jointly with the SEC on July 14, 2017 by John S. Stafford, III; Ronin Trading, LLC; Stephen White; SW Investment Management LLC; SWIM Partners LP; Gregory P. Sargen; Brian W. Scanlan; and Saiid Zarrabian. According to the Schedule 13D/A, (i) SWIM Partners LP directly beneficially owns 469,308 shares of common stock (including 10,333 shares of common stock that may be acquired upon the conversion of 8,680 shares of Series E Preferred Stock) and has sole voting and dispositive power over these shares; (ii) SW Investment Management LLC, the general partner and investment advisor of SWIM Partners LP, directly beneficially owns 172,487 shares of common stock (including 3,714 shares of common stock that may be acquired upon the conversion of 3,120 shares of Series E Preferred Stock), which are held in an account separately managed by SW Investment Management LLC (the “SW Account”); (iii) SW Investment Management LLC, as the general partner and investment adviser of SWIM Partners LP and the investment adviser of the SW Account, may be deemed to beneficially own the 641,795 shares of common stock beneficially owned in the aggregate by SWIM Partners LP and held in the SW Account and has sole voting and dispositive power over these shares; and (iv) Mr. White, as the manager of SW Investment Management LLC, is the indirect beneficial owner of all 641,795 shares of common stock (including 14,047 shares of common stock issuable upon conversion of 11,800 shares of Series E Preferred Stock) beneficially owned in the aggregate by SW Investment Management LLC and SWIM Partners LP by virtue of his having sole voting and dispositive power over such shares.
(e)	The information set forth herein is based solely on a Schedule 13G/A filed jointly with the SEC on August 14, 2017 by Tappan Street Partners LLC, Tappan Street Partners Fund L.P., Tappan Street Partners Ideas Fund L.P. and Prasad Phatak. According to the Schedule 13G/A, (i) Tappan Street Partners Fund (the “Fund”) beneficially owns 1,540,000 shares of common stock and has shared voting and dispositive power over these shares; (ii) Tappan Street Partners Ideas Fund L.P. (the “Ideas Fund”) beneficially owns 691,577 shares of common stock and has shared voting and dispositive power over these shares; (iii) Tappan Street Partners LLC, as the investment manager of the Fund and the Ideas Fund (collectively referred to as the “Funds”), may be deemed to beneficially own the 2,231,577 shares of common stock beneficially owned in the aggregate by the Funds and has shared voting and dispositive power over these shares; (iv) Mr. Phatak, as the managing member of Tappan Street Partners LLC, possesses the power to vote and dispose or direct the disposition of the 2,231,577 shares beneficially owned by Tappan Street Partners LLC as investment manager to the Funds, however, Mr. Phatak disclaims beneficial ownership of any of the shares held by the Funds; and (v) Mr. Phatak beneficially owns 67,107 shares of common stock and has sole voting and dispositive power over these shares.
(f)	The address of all of our executive officers and directors is c/o Peregrine Pharmaceuticals, Inc., 14282 Franklin Avenue, Tustin, California, 92780.
(g)	Includes shares that such individuals have the right to acquire as of August 25, 2017, or within 60 days thereafter, pursuant to outstanding stock options as follows: Mr. King—398,377 shares; Mr. Swartz—242,828 shares; Mr. Pohl—251,592; ; Mr. Lytle—207,678 shares; Mr. Johnson—228,542 shares; Mr. Shan—136,969 shares; Dr. Fussey—119,540 shares; and Mr. Ziebell—131,253 shares. Such shares are deemed to be outstanding in calculating the percentage ownership of such individual (and the group), but are not deemed to be outstanding as to any other person.
(h)	Includes 15,391 shares of common stock owned by Swartz Ventures, Inc., 18,000 shares of common stock owned by Highlight Fund, LLC, and 52,978 shares held in an Individual Retirement Account (“IRA”) for the benefit of Mr. Swartz. Mr. Swartz has sole control over Swartz Ventures, Inc., Highlight Fund, LLC and his IRA.
(i)	Includes 1,072 shares of common stock that could be acquired upon conversion of the 900 shares of our Series E Preferred Stock held by Mr. Ziebell.
(j)	Pursuant to the settlement terms of a derivative lawsuit approved by Vice Chancellor Laster by Order dated July 27, 2017, the Board of Directors have agreed to cap their individual annual compensation at the greater of (i) $400,000, or (ii) the 75th percentile of compensation paid by the Company’s peer group to its non-employee directors for a period of two years from the settlement date. Following the settlement, on August 25, 2017, the Board of Directors agreed to voluntarily forfeit certain outstanding stock options granted in fiscal year (“FY”) 2016 and FY 2017 as follows: Mr. Johnson—20,024 shares (FY 2016), 14,934 shares (FY 2017); Mr. Swartz—15,966 shares (FY 2016), 4,706 shares (FY 2017); Mr. Pohl—11,908 shares (FY 2016), which reduced their total annual compensation for FY 2016 and FY 2017 to below the agreed upon cap. Beneficial ownership as of August 25, 2017 excludes these forfeited options.

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

The following table sets forth certain information as of April 30, 2017 concerning our common stock that may be issued upon the exercise of options or pursuant to purchases of stock under all of our equity compensation plans approved by stockholders and equity compensation plans not approved by stockholders in effect as of April 30, 2017:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($/share)	(c) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders (1)	4,050,332	8.72	1,549,324
Equity compensation plans not approved by stockholders (1)	31,216 (2)	14.79	–
Employee Stock Purchase Plan approved by stockholders (1)	–	–	1,359,736
Total	4,081,548 (3)	8.77 (4)	2,909,060

__________________________

(1)	All share and per share amounts of our common stock for all periods presented have been retroactively adjusted to reflect the one-for-seven reverse stock split of our issued and outstanding common stock, which took effect on July 10, 2017 (as described in Note 1 “Organization and Business Description” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017, as filed with the SEC on July 14, 2017).
(2)	Includes 5,130 options granted in a previous fiscal year to one of our named executive officers.
(3)	Represents shares to be issued upon the exercise of outstanding options. There were no shares of common stock subject to restricted stock awards as of April 30, 2017.
(4)	Represents the weighted-average exercise price of outstanding options.

Item 13.	Certain Relationships And Related Transactions, And Director Independence

Certain Relationships and Related Transactions

Except for the compensation arrangements between us and our executive officers and directors described above under “Compensation Discussion and Analysis,” since May 1, 2016, we have not been a party to any transactions involving more than $120,000 and in which any director, nominee for director, executive officer, holder of more than 5% of our common stock or any immediate family member of the foregoing has a direct or indirect material interest, nor are any such transactions currently proposed.

The Audit Committee’s charter requires that it review and approve any related-party and conflicts of interest transactions. In considering related-party transactions, the Audit Committee would consider the relevant available facts and circumstances, including, but not limited to, (i) the risks, costs and benefits to us, (ii) the impact on a director’s independence in the event the related party is a director, immediate family member of a director or an entity with which a director is affiliated, (iii) the terms of the transaction, (iv) the availability of other sources for comparable services or products, and (v) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval. In determining whether to approve, ratify or reject a related-party transaction, the Audit Committee evaluates whether, in light of known circumstances, the transaction is in, or is inconsistent with, our best interests and those of our stockholders.

Director Independence

Under NASDAQ Listing Rule 5605(a)(2), a director will not be considered an “independent director” if such director, at any time during the past three years was an employee of the Company, or if a director (or a director’s family member) accepted compensation from the Company (other than compensation for board or committee service) in excess of $120,000 during any twelve consecutive month period within the three years preceding the determination of independence. In addition, a director will not qualify as an “independent director” if, in the opinion of our Board of Directors, that person has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that each of the current directors is an independent director as defined by the NASDAQ Listing Rules governing the independence of directors, except for Steven W. King, our President and Chief Executive Officer.

Our Audit, Compensation and Nominating Committees are composed entirely of independent directors as required by applicable SEC and NASDAQ rules, including Rule 10A-3 under the Exchange Act. In addition, there are no family relationships among any of the directors or executive officers of the Company. Further, each member of our Compensation Committee is a “non-employee director” under Section 16 of the Exchange Act and an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

Item 14.	Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees

The following summarizes aggregate fees billed to the Company for the fiscal years ended April 30, 2017 and 2016 by Ernst & Young LLP, our independent registered public accounting firm:

	2017	2016
Audit fees (1)	$590,000	$496,000
Audit-related fees (2)	–	–
Tax fees (3)	–	–
All other fees (4)	2,000	2,000
Total fees	$592,000	$498,000

______________

(1)	Audit fees pertain to the audit of our annual consolidated financial statements for the fiscal years ended April 30, 2017 and 2016, including attestation services relating to the report on our internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, and timely reviews of our quarterly consolidated financial statements, consents, comfort letters, and review of documents filed with the SEC, including registration statements on Form S-8.
(2)	This category consists of fees for assurance and related services reasonably related to the performance of the audit or review of financial statements and that are not reported under the Audit Fees category. We did not incur any fees in this category for the fiscal years ended April 30, 2017 and 2016.
(3)	This category consists of fees for professional services rendered for tax compliance and tax advice. We did not incur any fees in this category for the fiscal years ended April 30, 2017 and 2016.
(4)	All other fees are attributable to the Company’s subscription to an Ernst & Young LLP online service used for accounting research purposes for the fiscal years ended April 30, 2017 and 2016.

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

Ernst & Young LLP did not perform any professional services with respect to information systems design and implementation for the years ended April 30, 2017 and 2016. The Audit Committee has considered whether the services provided by Ernst & Young LLP are compatible with maintaining that firm’s independence.

PART IV

Item 15.	Exhibits And Financial Statement Schedules

(a)	(1)	Consolidated Financial Statements

Our consolidated financial statements and notes thereto, required to be filed in our Annual Report on Form 10-K are included in the Original Filing.

(2)	Financial Statement Schedules

All schedules are omitted as the required information is inapplicable, or the information is presented in the consolidated financial statements or notes thereto in the Original Filing.

(3)	Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of Peregrine Pharmaceuticals, Inc., a Delaware corporation, as amended through July 7, 2017 (Incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K as filed with the Commission on July 14, 2017).
3.2	Amended and Restated Bylaws of Peregrine Pharmaceuticals, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K as filed with the Commission on November 14, 2014).
4.1	Form of Certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to Registrant’s Annual Report on Form 10-K for the year end April 30, 1988).
4.2	Form of Non-qualified Stock Option Agreement by and between Registrant, Director and certain consultants dated December 22, 1999 (Incorporated by reference to Exhibit 4.16 to Registrant’s Registration Statement on Form S-3 (File No. 333-40716)). *
4.3	Peregrine Pharmaceuticals, Inc. 2002 Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 4.17 to Registrant’s Registration Statement on Form S-8 (File No. 333-106385)). *
4.4	Form of 2002 Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 4.18 to Registrant’s Registration Statement on Form S-8 (File No. 333-106385)). *
4.5	Amended and Restated Rights Agreement, dated March 16, 2016, between Peregrine Pharmaceuticals, Inc. and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K as filed with the Commission on March 17, 2016).
4.6	2003 Stock Incentive Plan Non-qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.95 to Registrant’s Registration Statement on Form S-8 (File No. 333-121334)). *
4.7	2003 Stock Incentive Plan Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.96 to Registrant’s Registration Statement on Form S-8 (File No. 333-121334)). *
4.8	Form of Incentive Stock Option Agreement for 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.98 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 28, 2005). *
4.9	Form of Non-Qualified Stock Option Agreement for 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.99 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 28, 2005). *
4.10	Peregrine Pharmaceuticals, Inc., 2005 Stock Incentive Plan (Incorporated by reference to Exhibit B to Registrant’s Definitive Proxy Statement filed with the Commission on August 29, 2005). *
4.11	Form of Incentive Stock Option Agreement for 2009 Stock Incentive Plan (Incorporated by reference to Exhibit 4.14 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 27, 2009). *
4.12	Form of Non-Qualified Stock Option Agreement for 2009 Stock Incentive Plan (Incorporated by reference to Exhibit 4.15 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 27, 2009). *
4.13	Form of Restricted Stock Issuance Agreement dated February 1, 2010 (Incorporated by reference to Exhibit 4.15 to Registrant’s Annual Report on Form 10-K as filed with the Commission on July 14, 2011). *
4.14	2010 Stock Incentive Plan (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement filed with the Commission on August 27, 2010). *
4.15	Form of Stock Option Award Agreement under 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 4.17 to Registrant’s Registration Statement on Form S-8 (File No. 333-171067)). *
4.16	2010 Employee Stock Purchase Plan (Incorporated by reference to Exhibit B to Registrant’s Definitive Proxy Statement filed with the Commission on August 27, 2010). *

Exhibit Number	Description
4.17	Amendment to the 2010 Employee Stock Purchase Plan (Incorporated by reference to Exhibit B to Registrant’s Definitive Proxy Statement filed with the Commission on August 26, 2016). *
4.18	2011 Stock Incentive Plan (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement filed with the Commission on August 26, 2011). *
4.19	Form of Stock Option Award Agreement under 2011 Stock Incentive Plan (Incorporated by reference to Exhibit 4.20 to Registrant’s Registration Statement on Form S-8 (File No. 333-178452)). *
4.20	First Amendment to the Peregrine Pharmaceuticals, Inc., 2011 Stock Incentive Plan (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement filed with the Commission on August 27, 2012). *
4.21	Second Amendment to the Peregrine Pharmaceuticals, Inc. 2011 Stock Incentive Plan (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement filed with the Commission on August 26, 2013). *
4.22	First Amendment to the Peregrine Pharmaceuticals, Inc., 2005 Stock Incentive Plan dated April 24, 2015. *
4.23	First Amendment to the Peregrine Pharmaceuticals, Inc. 2009 Stock Incentive Plan dated April 24, 2015. *
4.24	Third Amendment to the Peregrine Pharmaceuticals, Inc. 2011 Stock Incentive Plan dated April 24, 2015. *
4.25	Form of Amendment to Non-Qualified Stock Option Agreement Under the Peregrine Pharmaceuticals, Inc., 2005 Stock Incentive Plan related to Non-Employee Director stock option awards. *
4.26	Form of Amendment to Non-Qualified Stock Option Agreement Under the Peregrine Pharmaceuticals, Inc., 2009 Stock Incentive Plan related to Non-Employee Director stock option awards. *
4.27	Form of Amendment to Stock Option Award Agreement Under the Peregrine Pharmaceuticals, Inc., 2011 Stock Incentive Plan related to Non-Employee Director stock option awards. *
10.1	Lease and Agreement of Lease between TNCA, LLC, as Landlord, and Techniclone Corporation, as Tenant, dated as of December 24, 1998 (Incorporated by reference to Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on March 12, 1999).
10.2	First Amendment to Lease and Agreement of Lease between TNCA, LLC, as Landlord, and Peregrine Pharmaceuticals, Inc., as Tenant, dated December 22, 2005 (Incorporated by reference to Exhibit 99.1 and 99.2 to Registrant’s Current Report on Form 8-K as filed with the Commission on December 23, 2005).
10.3	Exclusive Patent License Agreement between The University of Texas System and Peregrine Pharmaceuticals, Inc., effective as of August 18, 2005 (Incorporated by reference to Exhibit 10.17 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **
10.4	Amendment No. 1 to Exclusive Patent License Agreement between The University of Texas System and Peregrine Pharmaceuticals, Inc., dated June 1, 2009 (Incorporated by reference to Exhibit 10.18 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **
10.5	Exclusive Patent License Agreement between The University of Texas System and Peregrine Pharmaceuticals, Inc., effective as of August 1, 2001 (Incorporated by reference to Exhibit 10.19 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **

Exhibit Number	Description
10.6	Amendment No. 1 to Exclusive Patent License agreement between The University of Texas System and Peregrine Pharmaceuticals, Inc., dated June 1, 2009 (Incorporated by reference to Exhibit 10.20 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **
10.7	Non-Exclusive Cabilly Patent License Agreement between Genentech, Inc. and Peregrine Pharmaceuticals, Inc., effective as of November 5, 2003 (Incorporated by reference to Exhibit 10.21 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **
10.8	Commercial License Agreement between Avanir Pharmaceuticals, Inc. and Peregrine Pharmaceuticals, Inc., dated December 1, 2003 (Incorporated by reference to Exhibit 10.22 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **
10.9	License Agreement between Lonza Biologics PLC and Peregrine Pharmaceuticals, Inc., dated March 1, 2005 (Incorporated by reference to Exhibit 10.24 to Registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2010). **
10.10	Annual Bonus Plan for Executive Officers adopted July 12, 2011(Incorporated by reference to Exhibit 10.29 to Registrant’s Annual Report on Form 10-K as filed with the Commission on July 14, 2011). *
10.11	Warrant to Purchase Stock issued to Oxford Finance LLC, dated August 30, 2012 (Incorporated by reference to Exhibit 10.29 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on December 10, 2012).
10.12	Warrant to Purchase Stock issued to Midcap Financial SBIC LP, dated August 30, 2012 (Incorporated by reference to Exhibit 10.30 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on December 10, 2012).
10.13	Warrant to Purchase Stock issued to Silicon Valley Bank, dated August 30, 2012 (Incorporated by reference to Exhibit 10.31 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on December 10, 2012).
10.14	Amended and Restated Employment Agreement by and between Peregrine Pharmaceuticals, Inc. and Steven W. King, effective December 27, 2012 (Incorporated by reference to Exhibit 10.34 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on March 12, 2013). *
10.15	Amended and Restated Employment Agreement by and between Peregrine Pharmaceuticals, Inc. and Paul J. Lytle, effective December 27, 2012 (Incorporated by reference to Exhibit 10.35 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on March 12, 2013). *
10.16	Amended and Restated Employment Agreement by and between Peregrine Pharmaceuticals, Inc. and Shelley P.M. Fussey, Ph.D., effective December 27, 2012 (Incorporated by reference to Exhibit 10.36 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on March 12, 2013). *
10.17	Amended and Restated Employment Agreement by and between Peregrine Pharmaceuticals, Inc. and Joseph Shan, effective December 27, 2012 (Incorporated by reference to Exhibit 10.37 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on March 12, 2013). *
10.18	Amended and Restated Employment Agreement by and between Peregrine Pharmaceuticals, Inc. and Mark R. Ziebell, effective December 27, 2012 (Incorporated by reference to Exhibit 10.38 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on March 12, 2013). *
10.19	At Market Issuance Sales Agreement, dated June 13, 2014, by and between Peregrine Pharmaceuticals, Inc. and MLV & Co. LLC (Incorporated by reference to Exhibit 10.28 to Registrant’s Current Report on Form 8-K as filed with the Commission on June 16, 2014).
10.20	At Market Issuance Sales Agreement, dated August 7, 2015, by and between Peregrine Pharmaceuticals, Inc. and MLV & Co. LLC (Incorporated by reference to Exhibit 10.26 to Registrant’s Current Report on Form 8-K as filed with the Commission on August 7, 2015).

Exhibit Number	Description
10.21	Equity Distribution Agreement, dated August 7, 2015, by and between Peregrine Pharmaceuticals, Inc. and Noble International Investments, Inc., doing business as Noble Life Science Partners, a division of Noble Financial Capital Markets (Incorporated by reference to Exhibit 10.27 to Registrant’s Current Report on Form 8-K as filed with the Commission on August 7, 2015).
21	Subsidiaries of Registrant (Incorporated by reference to Exhibit 21 to Registrant’s Annual Report on Form 10-K as filed with the Commission on July 14, 2017).
23.1	Consent of Independent Registered Public Accounting Firm (Incorporated by reference to Exhibit 23.1 to Registrant’s Annual Report on Form 10-K as filed with the Commission on July 14, 2017).
24	Power of Attorney (Incorporated by reference to Exhibit 24 to Registrant’s Annual Report on Form 10-K as filed with the Commission on July 14, 2017).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended. ***
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended. ***
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 (Incorporated by reference to Exhibit 32 to Registrant’s Annual Report on Form 10-K as filed with the Commission on July 14, 2017).
101.INS	XBRL Taxonomy Extension Instance Document (Incorporated by reference to Exhibit 101.INS to Registrant’s Annual Report on Form 10-K as filed with the Commission on July 14, 2017).
101.SCH	XBRL Taxonomy Extension Schema Document (Incorporated by reference to Exhibit 101.SCH to Registrant’s Annual Report on Form 10-K as filed with the Commission on July 14, 2017).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Incorporated by reference to Exhibit 101.CAL to Registrant’s Annual Report on Form 10-K as filed with the Commission on July 14, 2017).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (Incorporated by reference to Exhibit 101.DEF to Registrant’s Annual Report on Form 10-K as filed with the Commission on July 14, 2017).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Incorporated by reference to Exhibit 101.LAB to Registrant’s Annual Report on Form 10-K as filed with the Commission on July 14, 2017).
101.PRE	XBRL Presentation Extension Linkbase Document (Incorporated by reference to Exhibit 101.PRE to Registrant’s Annual Report on Form 10-K as filed with the Commission on July 14, 2017).
_______________________________
* ** ***	This Exhibit is a management contract or a compensation plan or arrangement. Portions omitted pursuant to a request of confidentiality filed separately with the SEC. Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEREGRINE PHARMACEUTICALS, INC.

Dated: August 28, 2017	By: /s/ Steven W. King
Steven W. King,
President and Chief Executive Officer

