Form 10-Q
period 2017-07-31
PEREGRINE PHARMACEUTICALS INC
filed 2017-09-11
CIK 704562

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

FORM 10-Q

_________________________________

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

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

Yes ☐     No  ☒

As of September 6, 2017, there were 45,096,081 shares of common stock, $0.001 par value, outstanding.

PEREGRINE PHARMACEUTICALS, INC.

The terms “we,” “us,” “our,” “the Company,” and “Peregrine,” as used in this Quarterly Report on Form 10-Q refer to Peregrine Pharmaceuticals, Inc. and its wholly-owned subsidiary, Avid Bioservices, Inc.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	JULY 31, 2017	APRIL 30, 2017
	Unaudited	(Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,256,000	$46,799,000
Trade and other receivables	7,884,000	7,742,000
Inventories	24,235,000	33,099,000
Prepaid expenses	1,388,000	1,460,000
Total current assets	70,763,000	89,100,000
Property and equipment, net	24,399,000	23,674,000
Restricted cash	1,150,000	1,150,000
Other assets	3,963,000	4,188,000
TOTAL ASSETS	$100,275,000	$118,112,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,013,000	$5,779,000
Accrued clinical trial and related fees	4,812,000	4,558,000
Accrued payroll and related costs	4,844,000	6,084,000
Deferred revenue	13,433,000	28,500,000
Customer deposits	14,322,000	17,017,000
Other current liabilities	963,000	993,000
Total current liabilities	42,387,000	62,931,000

Deferred rent, less current portion	1,880,000	1,599,000

Commitments and contingencies

STOCKHOLDERS' EQUITY (1):
Preferred stock—$0.001 par value; authorized 5,000,000 shares; 1,647,760 issued and outstanding at July 31, 2017 and April 30, 2017, respectively	2,000	2,000
Common stock—$0.001 par value; authorized 500,000,000 shares; 45,094,154 and 44,014,040 issued and outstanding at July 31, 2017 and April 30, 2017, respectively	45,000	44,000
Additional paid-in capital	594,482,000	590,971,000
Accumulated deficit	(538,521,000)	(537,435,000)
Total stockholders’ equity	56,008,000	53,582,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,275,000	$118,112,000

(1)	All share and per share amounts of our common stock for all periods presented have been retroactively adjusted to reflect the one-for-seven reverse stock split of our issued and outstanding common stock, which took effect on July 10, 2017 (Note 1).

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and comprehensive loss

(UNAUDITED)

	THREE MONTHS ENDED JULY 31,
	2017	2016

Contract manufacturing revenue	$27,077,000	$5,609,000

COSTS AND EXPENSES:
Cost of contract manufacturing	20,448,000	3,062,000
Research and development	3,645,000	8,569,000
Selling, general and administrative	4,213,000	5,060,000

Total costs and expenses	28,306,000	16,691,000

LOSS FROM OPERATIONS	(1,229,000)	(11,082,000)

OTHER INCOME (EXPENSE):
Interest and other income	27,000	25,000
Interest and other expense	(3,000)	–

NET LOSS	$(1,205,000)	$(11,057,000)

Comprehensive loss	$(1,205,000)	$(11,057,000)

Series E preferred stock accumulated dividends	(1,442,000)	(1,380,000)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,647,000)	$(12,437,000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

Basic and diluted (1)	44,773,727	34,227,870

BASIC AND DILUTED LOSS PER COMMON SHARE (1)	$(0.06)	$(0.36)

(1)	All share and per share amounts of our common stock for all periods presented have been retroactively adjusted to reflect the one-for-seven reverse stock split of our issued and outstanding common stock, which took effect on July 10, 2017 (Note 1).

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED JULY 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,205,000)	$(11,057,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	485,000	837,000
Depreciation and amortization	642,000	613,000
Changes in operating assets and liabilities:
Trade and other receivables	(142,000)	(4,678,000)
Inventories	8,864,000	(9,088,000)
Prepaid expenses	72,000	116,000
Other non-current assets	9,000	78,000
Accounts payable	(2,514,000)	222,000
Accrued clinical trial and related fees	254,000	(1,017,000)
Accrued payroll and related expenses	(1,240,000)	(2,168,000)
Deferred revenue	(15,067,000)	11,501,000
Customer deposits	(2,695,000)	(2,481,000)
Other accrued expenses and current liabilities	46,000	(819,000)
Deferred rent, less current portion	281,000	19,000

Net cash used in operating activities	(12,210,000)	(17,922,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquisitions	(1,338,000)	(275,000)
Decrease (increase) in other assets	935,000	(100,000)

Net cash used in investing activities	(403,000)	(375,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $111,000 and $55,000, respectively	4,193,000	2,115,000
Proceeds from exercise of stock options	34,000	–
Dividends paid on Series E preferred stock	(1,081,000)	(1,035,000)
Principal payments on capital lease	(76,000)	–
Net cash provided by financing activities	3,070,000	1,080,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,543,000)	(17,217,000)

CASH AND CASH EQUIVALENTS, beginning of period	46,799,000	61,412,000
CASH AND CASH EQUIVALENTS, end of period	$37,256,000	$44,195,000

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable and other liabilities for purchase of property and equipment and other assets	$748,000	$444,000

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2017 (unaudited)

1.       ORGANIZATION AND BUSINESS

Business Description – We are a biopharmaceutical company committed to improving the lives of patients by manufacturing and delivering pharmaceutical products through our wholly-owned subsidiary, Avid Bioservices, Inc. (“Avid”), our contract development and manufacturing organization (“CDMO”) while we pursue strategic options for our research and development assets, including our novel, development-stage immunotherapy product, bavituximab. On August 9, 2017, we commenced a restructuring plan designed to reduce our operating costs while we pursue strategic options for our research and development assets and focus our efforts on growing our CDMO business. Under this restructuring plan, which is expected to be completed in October 2017, we have reduced our overall workforce by 60 employees (or 20%) (Note 11).

Reverse Stock Split – On July 7, 2017, we effected a reverse stock split of our outstanding shares of common stock at a ratio of one-for-seven pursuant to our filed Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware. The reverse stock split took effect with the opening of trading on July 10, 2017. The primary purpose of the reverse stock split, which was approved by our stockholders at our 2016 Annual Meeting on October 13, 2016, was to enable us to regain compliance with the $1.00 minimum bid price requirement for continued listing on The NASDAQ Capital Market. Pursuant to the reverse stock split, every seven shares of our issued and outstanding shares of common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share of our common stock. All share and per share amounts of our common stock included in the accompanying unaudited condensed consolidated financial statements have been retrospectively adjusted to give effect to the reverse stock split for all periods presented, including reclassifying an amount equal to the reduction in par value to additional paid-in capital. No fractional shares were issued in connection with the reverse stock split. Any fractional share of common stock created by the reverse stock split was rounded up to the nearest whole share. The number of authorized shares of our common stock remained unchanged.

The reverse stock split affected all issued and outstanding shares of our common stock, as well as the shares of common stock underlying our stock options, employee stock purchase plan, warrants and the general conversion right with respect to our 10.50% Series E Convertible Preferred Stock (the “Series E Preferred Stock”).

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended April 30, 2017. The condensed consolidated balance sheet at April 30, 2017 has been derived from audited financial statements at that date. The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented, with such adjustments consisting only of normal recurring adjustments. Results of operations for interim periods covered by this Quarterly Report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year or any other interim period.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2017 (unaudited) (continued)

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that we are unable to continue as a going concern.

At July 31, 2017, we had $37,256,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced losses and negative cash flows from operations since our inception and we expect negative cash flows from operations to continue for the foreseeable future until we can generate sufficient revenue from Avid’s contract manufacturing services to achieve profitability. Therefore, unless and until we are able to generate sufficient revenue from Avid’s contract manufacturing services or from the licensing, partnering, or sale of our product candidate under development, we expect such losses to continue in the foreseeable future, and as a result, we must raise additional capital during fiscal year 2018 in order to fund our operations and to execute our business plans.

Historically, we have funded a significant portion of our operations through the issuance of equity. During the three months ended July 31, 2017, we raised $4,304,000 in aggregate gross proceeds from the sale of shares of our common stock under an At Market Issuance Sales Agreement (Note 6). As of July 31, 2017, we had raised the full amount of gross proceeds available to us under the At Market Issuance Sales Agreement (Note 6). As of September 11, 2017, $67,674,000 remained available to us under our effective shelf registration statement (which shelf expires in January 2018), which allows us from time to time to offer and sell shares of our common stock, in one or more offerings, either individually or in combination.

Our ability to raise additional capital in the equity markets to fund our obligations in future periods is dependent on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse financial results, and negative research and development results. If we are unable to either (i) raise sufficient capital in the equity markets, (ii) generate additional revenue from Avid, or (iii) license, partner or sell our product candidate in development, or any combination thereof, we may need to further restructure, or cease, our operations. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that our accompanying unaudited condensed consolidated financial statements are issued.

Cash and Cash Equivalents

We consider all short-term investments readily convertible to cash with an initial maturity of three months or less to be cash equivalents.

Restricted Cash

Under the terms of three separate operating leases related to our facilities, we are required to maintain, as collateral, letters of credit during the terms of such leases. At July 31, 2017 and April 30, 2017, restricted cash of $1,150,000 was pledged as collateral under these letters of credit.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2017 (unaudited) (continued)

Concentrations of Credit Risk and Customer Base

Financial instruments that potentially subject us to a significant concentration of credit risk consist of cash and cash equivalents, restricted cash and trade receivables. We maintain our cash and restricted cash balances primarily with one major commercial bank and our deposits held with the bank exceed the amount of government insurance limits provided on our deposits. We are exposed to credit risk in the event of default by the major commercial bank holding our cash and restricted cash balances to the extent of the cash and restricted cash amounts recorded on the accompanying unaudited condensed consolidated balance sheet.

Our trade receivables from amounts billed for contract manufacturing services provided by Avid have historically been derived from a small customer base. Most contracts require up-front payments and installment payments during the service period. We perform periodic evaluations of the financial condition of our customers and generally do not require collateral, but we can terminate any contract if a material default occurs. At July 31, 2017 and April 30, 2017, approximately 83% and 93%, respectively, of our trade receivables were due from four customers.

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

Impairment

Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. Long-lived assets are reported at the lower of carrying amount or fair value less cost to sell. For the three months ended July 31, 2017 and 2016, there were no indicators of impairment of the value of our long-lived assets.

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

As of July 31, 2017 and April 30, 2017, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash equivalents, which are primarily invested in money market funds with one major commercial bank, are carried at fair value based on quoted market prices for identical securities (Level 1 input). In addition, there were no transfers between any Levels of the fair value hierarchy during the three months ended July 31, 2017 and 2016.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2017 (unaudited) (continued)

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

Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer. When deliverables are separable, consideration received is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units, which may require the use of significant judgement. Deliverables are considered separate units of accounting if (1) the delivered item(s) has value to the customer on a stand-alone basis and (2) the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2017 (unaudited) (continued)

Clinical trial costs are a significant component of our research and development expenses. We have historically contracted with third parties to perform various clinical trial activities on our behalf. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flow. Expenses related to clinical trials are accrued based on our estimates and/or representations from third parties (including clinical research organizations) regarding services performed. If the contracted amounts are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), we modify our accruals accordingly on a prospective basis. Revisions in the scope of a contract are charged to expense in the period in which the facts that give rise to the revision become reasonably certain. There were no material adjustments for a change in estimate to research and development expenses in the accompanying unaudited condensed consolidated financial statements for the three months ended July 31, 2017 and 2016.

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

Share-based Compensation

We account for stock options and other share-based awards granted under our equity compensation plans in accordance with the authoritative guidance for share-based compensation. The estimated fair value of share-based payments to employees in exchange for services is measured at the grant date, using a fair value based method, such as a Black-Scholes option valuation model, and is recognized as expense on a straight-line basis over the requisite service periods. The fair value of modifications to share-based awards, if any, is generally estimated using a Black-Scholes option valuation model, unless a lattice model is required. Pursuant to the adoption of ASU 2016-09 (Note 2), forfeitures are recognized as a reduction of share-based compensation expense as they occur. As of July 31, 2017, there were no outstanding share-based awards with market or performance conditions.

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

The potential dilutive effect of stock options, shares of common stock expected to be issued under our ESPP, and warrants outstanding during the period are calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. The potential dilutive effect of our Series E Preferred Stock outstanding during the period was calculated using the if-converted method assuming the conversion of Series E Preferred Stock as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. However, because the impact of stock options, shares of common stock expected to be issued under our ESPP, warrants, and Series E Preferred Stock are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per common share amounts for the three months ended July 31, 2017 and 2016.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2017 (unaudited) (continued)

The calculation of weighted average diluted shares outstanding for the three-month periods ended July 31, 2017 and 2016 excludes the dilutive effect of the following weighted average outstanding stock options and shares of common stock expected to be issued under our ESPP as their impact are anti-dilutive during periods of net loss:

	July 31, 2017	July 31, 2016

Stock Options	102,074	–
ESPP	2,184	2,663
Total	104,258	2,663

The calculation of weighted average diluted shares outstanding for the three-month periods ended July 31, 2017 and 2016 also excludes the following weighted average outstanding stock options, warrants, and Series E Preferred Stock (assuming the if-converted method), as their exercise prices or conversion price were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect:

	July 31, 2017	July 31, 2016

Stock Options	3,602,628	3,980,357
Warrants	39,040	39,040
Series E Preferred Stock	1,978,783	1,894,337
Total	5,620,451	5,913,734

Recently Adopted Accounting Pronouncements

Effective May 1, 2017, we adopted Accounting Standards Update (“ASU”) 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  ASU 2015-11 requires that inventory should be measured at the lower of cost and net realizable value for entities that measure inventory using the first-in, first-out method. ASU 2015-11 defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  The adoption of ASU 2015-11 did not have a material impact on our condensed consolidated financial statements.

Effective May 1, 2017, we adopted ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Under existing standards, deferred taxes for each tax-paying jurisdiction are presented as a net current asset or liability and net long-term asset or liability. To simplify presentation, the new guidance will require that all deferred tax assets and liabilities, along with related valuation allowances, be classified as long-term on the balance sheet. As a result, each tax-paying jurisdiction will now only have one net long-term deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. Due to the full valuation allowance on our U.S. deferred tax assets, the adoption of ASU 2015-17 did not have a material impact on our condensed consolidated financial statements.

Effective May 1, 2017, we adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 changes certain aspects of accounting for share-based payments to employees and involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Specifically, ASU 2016-09 requires that all income tax effects of share-based awards be recognized as income tax expense or benefit in the reporting period in which they occur. Additionally, ASU 2016-09 amends existing guidance to allow forfeitures of share-based awards to be recognized as they occur. Previous guidance required that share-based compensation expense include an estimate of forfeitures. Upon adoption of ASU 2016-09, we made a policy election to recognize forfeitures as they occur. The adoption of ASU 2016-09 did not have a material impact on our condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2017 (unaudited) (continued)

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-2 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, which will be our fiscal year 2020 beginning May 1, 2019. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption of ASU 2016-02 on our condensed consolidated financial statements and related disclosures.

In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which addresses diversity in practice related to the classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 will require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which will be our fiscal year 2019 beginning May 1, 2018. Early adoption is permitted. We are currently evaluating the impact the adoption of ASU 2016-18 will have on our condensed consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after December 15, 2017, which will be our fiscal year 2019 beginning May 1, 2018. Early adoption is permitted. We do not expect the adoption of ASU 2016-09 to have a material impact on our condensed consolidated financial statements and related disclosures.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2017 (unaudited) (continued)

3.       Trade and other RECEIVABLEs

Trade receivables are recorded at the invoiced amount net of an allowance for doubtful accounts, if necessary. Other receivables are reported at amounts expected to be collected net of an allowance for doubtful accounts, if necessary. Trade and other receivables consist of the following:

	July 31, 2017	April 30, 2017
Trade receivables(1)	$5,452,000	$7,274,000
Other receivables	2,432,000	468,000
Total trade and other receivables	$7,884,000	$7,742,000

______________

(1)            Represents amounts billed for contract manufacturing services provided by Avid.

We continually monitor our allowance for doubtful accounts for all receivables. We apply judgment in assessing the ultimate realization of our receivables and we estimate an allowance for doubtful accounts based on various factors, such as, the aging of accounts receivable balances, historical experience, and the financial condition of our customers. Based on our analysis of our receivables as of July 31, 2017 and 2016, we determined no allowance for doubtful accounts was necessary.

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

Property and equipment, net, consists of the following:

	July 31, 2017	April 30, 2017
Leasehold improvements	$20,675,000	$20,098,000
Laboratory equipment	11,340,000	10,777,000
Furniture, fixtures, office equipment and software	4,726,000	4,499,000
Total property and equipment	36,741,000	35,374,000
Less accumulated depreciation and amortization	(12,342,000)	(11,700,000)
Total property and equipment, net	$24,399,000	$23,674,000

Depreciation and amortization expense for the three months ended July 31, 2017 and 2016 was $642,000 and $613,000, respectively.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2017 (unaudited) (continued)

5.       INVENTORIES

Inventories are recorded at the lower of cost or market (net realizable value) and primarily include raw materials, work-in-process (comprised of raw materials, direct labor and overhead costs associated with in-process manufacturing services), and finished goods (representing manufacturing services completed and ready for shipment) associated with our wholly-owned subsidiary, Avid. Overhead costs allocated to work-in-process inventory are based on the normal capacity of our production facilities and does not include costs from abnormally low production or idle capacity, which are expensed directly to cost of contract manufacturing in the period incurred. During the three months ended July 31, 2017 and 2016, we expensed $900,000 and nil, respectively, in idle capacity costs directly to cost of contract manufacturing in the accompanying condensed consolidated financial statements. Cost is determined by the first-in, first-out method. Inventories consist of the following:

	July 31, 2017	April 30, 2017
Raw materials	$10,721,000	$11,304,000
Work-in-process	13,514,000	13,755,000
Finished goods	–	8,040,000
Total inventories	$24,235,000	$33,099,000

6.       STOCKHOLDERS’ EQUITY

Sales of Common Stock

Our ability to continue to fund our operations is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity.

During the three months ended July 31, 2017, we issued shares of our common stock under the following agreement:

AMI Sales Agreement - On August 7, 2015, we entered into an At Market Issuance Sales Agreement (“AMI Sales Agreement”) with MLV & Co. LLC (“MLV”), pursuant to which we were able to sell shares of our common stock through MLV, as agent, for aggregate gross proceeds of up to $30,000,000, in registered transactions from our shelf registration statement on Form S-3 (File No. 333-201245), which was declared effective by the SEC on January 15, 2015. Sales of our common stock through MLV were made by any method that was deemed an “at the market offering” as defined in Rule 415 of the Securities Act. We paid MLV a commission equal to 2.5% of the gross proceeds from the sale of our common stock pursuant to the AMI Sales Agreement. During the three months ended July 31, 2017, we sold 1,051,258 shares of our common stock at market prices under the AMI Sales Agreement, for aggregate gross proceeds of $4,304,000 before deducting commissions and other issuance costs of $111,000. As of July 31, 2017, we had raised the full amount of gross proceeds available to us under the AMI Sales Agreement.

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
FOR THE THREE MONTHS ENDED JULY 31, 2017 (unaudited) (continued)

Shares of Common Stock Authorized and Reserved for Future Issuance

We are authorized to issue up to 500,000,000 shares of our common stock. As of July 31, 2017, 45,094,154 shares of our common stock were issued and outstanding. In addition, our common stock outstanding as of July 31, 2017 excluded the following shares of our common stock reserved for future issuance:

•	5,612,106 shares of common stock reserved for issuance under outstanding option grants and available for issuance under our stock incentive plans;
•	1,359,736 shares of common stock reserved for and available for issuance under our Employee Stock Purchase Plan;

•	39,040 shares of common stock issuable upon exercise of outstanding warrants; and
•	6,826,435 shares of common stock issuable upon conversion of our outstanding Series E Preferred Stock (1).

                   _____________

(1)	The Series E Preferred Stock is convertible into a number of shares of our common stock determined by dividing the liquidation preference of $25.00 per share by the conversion price, currently $21.00 per share. If all of our outstanding Series E Preferred Stock were converted at the $21.00 per share conversion price, the holders of our Series E Preferred Stock would receive an aggregate of 1,961,619 shares of our common stock. However, we have reserved the maximum number of shares of our common stock that could be issued upon a change of control event assuming our shares of common stock are acquired for consideration of $5.985 per share or less. In this scenario, each outstanding share of our Series E Preferred Stock could be converted into 4.18 shares of our common stock, representing the Share Cap.

7.       equity compensation plans

Stock Incentive Plans

As of July 31, 2017, we had an aggregate of 5,612,106 shares of our common stock reserved for issuance under our stock incentive plans, of which, 4,022,136 shares were subject to outstanding options and 1,589,970 shares were available for future grants of share-based awards.

The following summarizes our stock option transaction activity for the three months ended July 31, 2017:

Stock Options	Shares	Weighted Average Exercisable Price
Outstanding, May 1, 2017	4,081,548	$ 8.77
Granted	20,213	$ 4.43
Exercised	(9,959)	$ 3.43
Canceled or expired	(69,666)	$ 10.45
Outstanding, July 31, 2017	4,022,136	$ 8.73

Employee Stock Purchase Plan

We have reserved a total of 2,142,857 shares of our common stock to be purchased under our ESPP, of which 1,359,736 shares remained available to purchase at July 31, 2017, and are subject to adjustment as provided in the ESPP for stock splits, stock dividends, recapitalizations and other similar events. Under the ESPP, we sell shares to participants at a price equal to the lesser of 85% of the fair market value of our common stock at the (i) beginning of a six-month offering period, or (ii) end of the six-month offering period. The ESPP provides for two six-month offering periods each year; the first offering period begins on the first trading day on or after each May 1; the second offering period begins on the first trading day on or after each November 1. No shares of our common stock were purchased under the ESPP during the three months ended July 31, 2017 as the current six-month offering period ends on October 31, 2017.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2017 (unaudited) (continued)

Share-Based Compensation

Total share-based compensation expense related to share-based awards issued under our equity compensation plans is included in the accompanying unaudited condensed consolidated statements of operations as follows:

	Three Months Ended July 31,
	2017	2016
Cost of contract manufacturing	$–	$42,000
Research and development	269,000	370,000
Selling, general and administrative	216,000	425,000
Total share-based compensation expense	$485,000	$837,000

Share-based compensation from:
Stock options	$409,000	$731,000
Employee stock purchase plan	76,000	106,000
	$485,000	$837,000

As of July 31, 2017, the total estimated unrecognized compensation cost related to non-vested employee stock options was $1,570,000. This cost is expected to be recognized over a weighted average vesting period of 1.43 years based on current assumptions.

8.       WARRANTS

No warrants were issued or exercised during the three months ended July 31, 2017. As of July 31, 2017, warrants to purchase 39,040 shares of our common stock at an exercise price of $17.29 were outstanding and are exercisable through August 30, 2018.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2017 (unaudited) (continued)

Segment information is summarized as follows:

	Three Months Ended July 31,
	2017	2016

Contract manufacturing services revenue	$27,077,000	$5,609,000
Cost of contract manufacturing services	20,448,000	3,062,000
Gross profit	6,629,000	2,547,000
Research and development expense	(3,645,000)	(8,569,000)
Selling, general and administrative expense	(4,213,000)	(5,060,000)
Other income (expense), net	24,000	25,000
Net loss	$(1,205,000)	$(11,057,000)

Revenue generated from our contract manufacturing services segment was derived from a limited number of customers. The percentages below represent revenue derived from each customer as a percentage of total contract manufacturing services revenue:

	Three Months Ended July 31,
	2017	2016

Halozyme Therapeutics, Inc.	78%	65%
Customer A	6%	29%
Other customers	16%	6%
Total	100%	100%

In addition, during the three months ended January 31, 2017 and 2016, contract manufacturing services revenue was derived solely from U.S. based customers.

Our long-lived assets are located in the U.S. and consist of leasehold improvements, laboratory equipment, furniture and fixtures, office equipment and software and are net of accumulated depreciation. Long-lived assets by segment consist of the following:

	July 31, 2017	April 30, 2017
Long-lived Assets, net:
Contract manufacturing services	$23,901,000	$22,599,000
Products in research and development	498,000	1,075,000
Total	$24,399,000	$23,674,000

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2017 (unaudited) (continued)

10.       commitments and contingencies

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

On October 10, 2013, a derivative and class action complaint, captioned Michaeli v. Steven W. King, et al., C.A. No. 8994-VCL, was filed in the Court of Chancery of the State of Delaware (the “Court”), purportedly on behalf of the Company, which is named a nominal defendant, against certain of our executive officers and directors (collectively, the “Defendants”). On December 1, 2015, the plaintiffs filed an amended and supplemental derivative and class action complaint (the “Amended Complaint”). The Amended Complaint alleges that the Defendants breached their respective fiduciary duties in connection with certain purportedly improper compensation decisions made by our board of directors during the past four fiscal years ended April 30, 2015, including: (i) the grant of a stock option to Mr. King on May 4, 2012; (ii) the non-routine broad-based stock option grant to our directors, executives, all other employees and certain consultants on December 27, 2012; and (iii) the payment, during the past four fiscal years ended April 30, 2015, of compensation to our non-employee directors. In addition, the complaint alleges that our directors breached their fiduciary duty of candor by filing and seeking stockholder action on the basis of an allegedly materially false and misleading proxy statement for our 2013 annual meeting of stockholders. The plaintiffs are seeking, among other things, rescission of a portion of the stock option grant to Mr. King on May 4, 2012 and the stock options granted to the Defendants on December 27, 2012, as well as disgorgement of any excessive compensation paid to our non-employee directors during the four fiscal years ended April 30, 2015 and other monetary relief for our benefit. On May 15, 2017, the parties filed with the Court a Stipulation and Agreement of Compromise, Settlement and Release (the “Settlement”) setting forth the terms of the proposed settlement of the claims in the Amended Complaint. At a hearing on July 27, 2017, the Court issued an order approving the Settlement. The following is a summary of the essential terms of the Settlement:

•	The non-employee directors agreed to pay or cause to be paid $1,500,000 to us, which amount is included in trade and other receivables at July 31, 2017 and as a reduction to selling, general and administrative expense in the accompanying unaudited condensed consolidated financial statements for the three months ended July 31, 2017 (payment was received by the Company in full in August 2017).
•	Our Board of Directors agreed to reprice all of the stock options granted to the non-employee directors and executive officers (other than one executive officer whose employment terminated in 2013) on December 27, 2012, from $8.26 per share to $17.01, representing the closing price of our common stock on January 7, 2013 (as adjusted for the one-for-seven reverse stock split effected on July 7, 2017).

•	The non-employee directors agreed to an annual compensation cap (cash and stock compensation) for a two-year period equal to the greater of: (i) $400,000 (comprised of compensation both for service as a director of Peregrine Pharmaceuticals, Inc. and for services as a director of Avid Bioservices, Inc.); or (ii) the 75th percentile of compensation paid by our peer group to their non-employee directors, as determined by an independent compensation consultant.
•	The Board of Directors agreed, contingent upon, and within three (3) months following, the FDA’s approval of bavituximab for marketing in the United States, to increase the authorized number of directors from four to five, and appoint an appropriate and suitable independent candidate to serve as the fifth member.
•	In addition, we agreed to several governance changes related to our equity award practices and compensation disclosures. The new governance procedures must be implemented within ninety (90) days following the approval of the Settlement and maintained for a period of three (3) years thereafter. The new governance procedures generally require that (i) all equity awards be made in compliance with all applicable laws, rules and regulations, (ii) an independent third party compensation consultant review the process by which stock options and other equity awards are granted, (iii) equity award practices are overseen by a newly appointed Chief Compliance Officer (who may be an existing executive officer), (iv) the Board of Directors establish a uniform, pre-set time for all annual equity grants, (v) the Compensation Committee review and approve all compensation disclosures in our proxy statements, (vi) an independent third party compensation consultant advise the Compensation Committee annually with regard to non-employee director compensation, (vii) all grants of options to officers and directors be approved only at a meeting of the Compensation Committee, and not by unanimous written consent, and (viii) beginning with its proxy statement for the 2017 annual meeting of stockholders, we provide enhanced disclosure regarding non-employee director compensation.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2017 (unaudited) (continued)

11.       SUBSEQUENT EVENTS

Corporate Restructuring

On August 9, 2017, our Board of Directors approved, and management commenced, a restructuring plan designed to reduce operating costs and better position the Company to achieve overall profitability while we pursue strategic options for our research and development assets. Under this restructuring plan, which is expected to be completed in October 2017, we have reduced our overall workforce by 60 employees (or 20%). In addition, the affected employees are eligible to receive severance payments based on years of service, contingent upon an affected employee’s execution (and non-revocation) of a separation agreement, which includes a general release of claims against the Company. As a result, we estimate that we will incur aggregate restructuring charges between $1.1 million and $1.7 million related to one-time termination benefits, including severance, and other employee related costs, all of which are expected to be incurred and paid during the second quarter of our fiscal year 2018 ending October 31, 2017.

Series E Preferred Stock Dividend

On September 5, 2017, our Board of Directors declared a quarterly cash dividend of $0.65625 per share on our Series E Preferred Stock. The dividend payment is equivalent to an annualized 10.50% per share, based on the $25.00 per share stated liquidation preference, accruing from July 1, 2017 through September 30, 2017. The cash dividend is payable on October 2, 2017 to holders of the Series E Preferred Stock of record on September 18, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent our projections, estimates, expectations or beliefs concerning among other things, financial items that relate to management’s future plans or objectives or to our future economic and financial performance.  In some cases, you can identify these statements by terminology such as “may”, “should”, “plans”, “believe”, “will”, “anticipate”, “estimate”, “expect” “project”, or “intend”, including their opposites or similar phrases or expressions. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by us or any other person that our events or plans will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in Part II, Section 1A of this Quarterly Report on Form 10-Q, Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2017, and the reports we file from time to time with the Securities and Exchange Commission (“SEC”) after the date of this Quarterly Report. Actual results may differ materially from any forward looking statement.

Overview

We are a biopharmaceutical company committed to improving the lives of patients by manufacturing and delivering high quality pharmaceutical products through our contract development and manufacturing organization (“CDMO”), Avid Bioservices, Inc. (“Avid”), while we pursue strategic options for our research and development assets, including our novel, development-stage immunotherapy product, bavituximab under our research and development business, Peregrine Pharmaceuticals, Inc. (“Peregrine”).

On August 9, 2017, we commenced a restructuring plan designed to reduce our operating costs while we pursue strategic options for our research and development assets and focus our efforts on growing our CDMO business. Under this restructuring plan, which is expected to be completed in October 2017, we have reduced our overall workforce by 60 employees (or 20%). As we execute this restructuring plan, we estimate that we will incur aggregate restructuring charges between $1.1 million and $1.7 million related to one-time termination benefits, including severance, and other employee related costs, all of which are expected to be incurred during the fiscal quarter ending October 31, 2017.

Avid—Our CDMO Business

Avid, a wholly-owned subsidiary of Peregrine, provides fully-integrated cGMP services from cell line development to commercial biomanufacturing of large molecules, such as monoclonal antibodies and recombinant proteins for third-party customers.

We have been developing and manufacturing biologics since 1993 in our Franklin biomanufacturing facility (the “Franklin Facility”) located at our current headquarters in Tustin, California. Since 2002, these manufacturing services have been performed through Avid. In March 2016, we expanded our manufacturing capacity through the launch of our Myford biomanufacturing facility (the “Myford Facility”), which doubled our manufacturing capacity. The 42,000 square foot facility, which is our second biomanufacturing facility, can accommodate single-use bioreactors up to the 2,000-liter manufacturing scale. The Myford Facility was designed to accommodate a fully disposable biomanufacturing process for products in late stage clinical development to commercial.  To date, the Myford Facility has been utilized to complete a number of process validation runs for our third-party customers, which may lead to future commercial production, and has supported the process validation of our internal product, bavituximab. The Myford Facility is located adjacent to our Franklin Facility.

In February 2017, we leased an additional 42,000 square feet of vacant warehouse space within the same building as our existing Myford Facility. The proximity of this space will allow us to utilize existing manufacturing infrastructure that we believe should enhance our manufacturing efficiencies and reduce the overall cost and timeframe to construct a third biomanufacturing facility. We do not expect to commence construction of the new facility until such time as we project that manufacturing demand from existing or potential new customers exceeds the majority of our current manufacturing capacity utilized at our Franklin Facility and Myford Facility, subject to our ability to raise sufficient additional capital to support this expansion effort. Presently, we do not expect to commence construction of this third facility prior to April 30, 2018.

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

Our key objectives for our contract manufacturing business for fiscal year 2018 includes (i) the expansion of our manufacturing capacity through the installation and validation of two 2,000 liter single use bioreactors in our Myford Facility, which was completed in August 2017, and (ii) continuing to diversify our customer base by securing additional customers to support our future revenue growth and to minimize our historical reliance on a small customer base, which has recently resulted in us securing four new customers since January 2017. However, as previously disclosed, we have seen unanticipated decreases in manufacturing demand from our largest customer and a regulatory filing delay from our second largest customer which will impact our ability to grow the revenues from our CDMO business in fiscal year 2018 and potentially beyond.

Peregrine—Our Research and Development Business

As discussed above, we are pursuing strategic options for our research and development assets as we continue to reduce research and development spending and focus our efforts on growing our CDMO business. Pursuant to our August 2017 restructuring plan, we reduced our research and development personnel from 22 employees to 11 employees and we currently expect to reduce research and development spending by at least 50% in fiscal year 2018 compared to fiscal year 2017 as we maintain key personnel and support key collaborations to allow us to pursue these strategic options.

Peregrine’s lead investigational product is designed to fight cancer by reversing the immunosuppressive environment that tumors establish in order to proliferate. By doing so, these therapeutics allow the immune system to recognize and destroy tumor cells. Bavituximab is our lead immunotherapy candidate and currently we are collaborating with the National Comprehensive Cancer Network® (“NCCN”) and Memorial Sloan Kettering Cancer Center (“MSKCC”), to evaluate the potential of bavituximab in combination with immune stimulating therapies.

NCCN Collaboration

In January 2016, we announced that we entered into a research collaboration with NCCN, a not-for-profit alliance of 27 of the world’s leading cancer centers, to expand the clinical research and development of bavituximab for the treatment of a range of tumors. Under this research collaboration, we are funding three ISTs and related correlative studies with bavituximab at NCCN member institutions and their affiliate community hospitals through a $2 million research grant to NCCN’s Oncology Research Program.  NCCN is responsible for oversight and monitoring of the three clinical studies awarded under the research grant. In September 2016, NCCN announced that investigators at the following NCCN-affiliated institutions received the grant award:

1.	Moffitt Cancer Center—A Phase I Trial of Sorafenib and Bavituximab Plus Stereotactic Body Radiation Therapy for Unresectable Hepatitis C Associated Hepatocellular Carcinoma. Patient dosing for this trial was initiated in September 2017.
2.	Massachusetts General Hospital Cancer Center—Phase I/II Clinical Trial of Bavituximab with Radiation and Temozolomide for Patients with Newly Diagnosed Glioblastoma. This trial is open for enrollment.
3.	The Sidney Kimmel Comprehensive Cancer Center at Johns Hopkins—Phase II Study of Pembrolizumab and Bavituximab for Progressive Recurrent/Metastatic Squamous Cell Carcinoma of the Head and Neck. We expect this trial to be initiated by the end of the calendar year 2017.

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

Phase III SUNRISE Trial

As we pursue strategic options for our research and development assets, final clinical results from the Phase III SUNRISE trial were presented in September 2017 at the European Society for Medical Oncology (“ESMO”) 2017 Congress. In a subgroup analysis, we looked at the outcome of 93 patients that were enrolled in the Phase III SUNRISE trial that were subsequently treated with immune checkpoint inhibitors (“ICI’s”) post study treatments. The results from this analysis demonstrated that the patients who received docetaxel plus bavituximab and subsequent ICI’s (anti-PD-1/PD-L1) had not yet reached median overall survival (“mOS”) compared to mOS of 12.6 months for patients who received docetaxel plus placebo (hazard ratio [HR], 0.46; p=0.006). We believe the statistically significant difference between the two arms in the trial provides strong rationale for combining bavituximab with ICI’s and supports the hypothesis that bavituximab may modulate the tumor microenvironment to enhance the anti-tumor activity of ICI’s.

In June 2017, we announced additional supportive data at the Annual Meeting of the American Society of Clinical Oncology (“ASCO”) demonstrating that patients in the bavituximab containing arm who had low baseline PD-L1 expression on tumor cells (i.e., patients typically with poorer response to PD-1/PD-L1 checkpoint inhibitors) lived significantly longer than patients with high baseline PD-L1 expression.  We believe these data further support the hypothesis that bavituximab may modulate the tumor microenvironment to complement and enhance the anti-tumor activity of ICI’s.

Results of Operations

The following table compares the unaudited condensed consolidated statements of operations for the three-month periods ended July 31, 2017 and 2016. This table provides you with an overview of the changes in the condensed consolidated statements of operations for the comparative periods, which are further discussed below.

	Three Months Ended July 31,
	2017	2016	$ Change

Contract manufacturing revenue	$27,077,000	$5,609,000	$21,468,000

Costs and Expenses:
Cost of contract manufacturing	20,448,000	3,062,000	17,386,000
Research and development	3,645,000	8,569,000	(4,924,000)
Selling, general and administrative	4,213,000	5,060,000	(847,000)

Total Costs and Expenses	28,306,000	16,691,000	11,615,000

Loss from Operations	(1,229,000)	(11,082,000)	9,853,000

Other Income (Expense):
Interest and other income	27,000	25,000	2,000
Interest and other expense	(3,000)	–	(3,000)

Net Loss	$(1,205,000)	$(11,057,000)	$9,852,000

Results of operations for interim periods covered by this Quarterly Report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year or for any other period.

Contract Manufacturing Revenue

The increase in contract manufacturing revenue of $21,468,000 (383%) during the three months ended July 31, 2017 compared to the same period in the prior year was primarily due to an increase in the number of manufacturing runs completed and shipped in the current year period compared to the prior year period. This current quarter increase in the number of runs included several manufacturing runs used to support the process validation of a customer product, which product was ready for shipment in fiscal year 2017, but due to a previously disclosed shipping delay, contract manufacturing revenue in the amount of $9,924,000 was recognized in the current quarter. No process validation services were provided in the same prior year period for third-party customers.

Excluding any future potential new business, we expect contract manufacturing revenue for the full fiscal year ending April 30, 2018 to slightly decline in comparison to fiscal year 2017. Part of this decline is due to lower anticipated commitments from Halozyme, Inc. (our largest customer) based on their most recent committed forecast (covering the three quarters ending March 31, 2018). However, as we seek to diversify our customer base, we have secured four new customers since January 2017. These new customers are predominately in an earlier stage of development and, therefore, we expect contract manufacturing revenue from these new customers during fiscal year 2018 will only partially offset the anticipated decrease from our other existing customers.

Therefore, based on our current commitments for manufacturing services and the anticipated completion of in-process third-party customer manufacturing runs, we continue to expect contract manufacturing for the fiscal year ending April 30, 2018 to range from $50 to $55 million.

Cost of Contract Manufacturing

The increase in cost of contract manufacturing of $17,386,000 (568%) during the three months ended July 31, 2017 compared to the same period in the prior year was primarily related to the current quarter increase in contract manufacturing revenue. In addition, we saw a decline in our gross margin for the current year quarter, which can be primarily attributed to (i) incurring idle capacity costs of $900,000 associated with our Myford Facility primarily due to lower demand for manufacturing capacity combined with the unused capacity incurred during the installation of our two 2,000 liter single use bioreactors and (ii) higher levels of pass-through costs that are typically billed at cost plus a nominal mark-up and included in contract manufacturing revenue. For the three-month periods ended July 31, 2017 and 2016, 38% and 20% of contract manufacturing revenue, respectively, was related to pass-through costs billed at cost plus a nominal mark- up.

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

The decrease in research and development expenses of $4,924,000 (57%) during the three months ended July 31, 2017 compared to the same prior year period was primarily related to the following decreases associated with our PS-targeting platform:

•	Decrease in third-party clinical trial costs of $2,757,000 primarily related to our discontinued Phase III SUNRISE trial; and
•	Decrease in manufacturing costs of $2,158,000 primarily related to internal and external costs incurred in connection with the prior year process validation of bavituximab in our Myford Facility.

In August 2017, we announced plans to pursue strategic options for our research and development assets as we continue to reduce research and development spending and focus our efforts on growing our CDMO business. As we continue to pursue these strategic options, we currently expect research and development for the full fiscal year 2018 to decrease by at least 50% or more in comparison to fiscal year 2017.

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

The decrease in SG&A expenses of $847,000 (17%) during the three months ended July 31, 2017 compared to the same prior year period can primarily be attributed to the settlement terms of a derivative and class action complaint approved by the Court of Chancery of the State of Delaware on July 27, 2017, whereby our non-employee directors agreed to pay or caused to be paid $1,500,000 to the Company (as described in Note 10 to the accompanying unaudited condensed consolidated financial statements), which non-recurring amount was applied against our current year period non-employee director fees. This current year period decrease was offset by current year period increases in facility related expenses, legal fees, investor relation fees, audit and accounting fees and other general corporate expenses.

In August 2017, we commenced a restructuring plan designed to reduce operating costs and better position the Company to achieve overall profitability while we pursue strategic options for our research and development assets (as described in Note 11 to the accompanying unaudited condensed consolidated financial statements). As we execute this restructuring plan, which is expected to be completed in October 2017, we estimate that we will incur aggregate restructuring charges between $1.1 million and $1.7 million related to one-time termination benefits, including severance, and other employee related costs, all of which are expected to be incurred during our second quarter ending October 31, 2017. As a result of the restructuring and our pursuit of strategic options for our research and development asset, we currently expect SG&A expenses could increase 10% to 20% for the full fiscal year 2018 in comparison to fiscal year 2017.

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial position and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We review our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. During the three-month period ended July 31, 2017, there were no significant changes in our critical accounting policies as previously disclosed by us in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2017.

Liquidity and Capital Resources

At July 31, 2017, we had $37,256,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced losses and negative cash flows from operations since our inception and we expect negative cash flows from operations to continue for the foreseeable future until we can generate sufficient revenue from Avid’s contract manufacturing services to achieve profitability. Therefore, unless and until we are able to generate sufficient revenue from Avid’s contract manufacturing services or from the licensing, partnering, or sale of our product candidate under development, we expect such losses to continue through the foreseeable future, and as a result, we must raise additional capital during fiscal year 2018 in order to fund our operations and to execute our business plans beyond March 2018.

Historically, we have funded a significant portion of our operations through the issuance of equity. During the three months ended July 31, 2017, we raised $4,304,000 in aggregate gross proceeds from the sale of shares of our common stock under an At Market Issuance Sales Agreement (as described in Note 6 to the accompanying unaudited condensed consolidated financial statements). As of July 31, 2017, we had raised the full amount of gross proceeds available to us under the At Market Issuance Sales Agreement (as described in Note 6 to the accompanying unaudited condensed consolidated financial statements). As of September 11, 2017, $67,674,000 remained available to us under our effective shelf registration statement (which shelf expires in January 2018), which allows us from time to time to offer and sell shares of our common stock, in one or more offerings, either individually or in combination.

Our ability to raise additional capital in the equity markets to fund our obligations in future periods is dependent on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse financial results, and negative research and development results. In addition, on July 7, 2017, we effected a reverse stock split of our issued and outstanding common stock at a ratio of one-for-seven, which took effect with the opening of trading on July 10, 2017 (as described in Note 1 to the accompanying unaudited condensed consolidated financial statements). While the reverse stock split resulted in an increase in the market price of our common stock, it also reduced the number of shares outstanding which could adversely affect the liquidity of our common stock and our ability to raise additional equity capital. As a result, we may not be able to rely on the sale of shares of our common stock to fund our operations to the extent we have in prior years.

With respect to our ability to generate additional contract manufacturing revenue, Avid currently has a revenue backlog of $33 million under signed contracts from existing customers, which is significantly less than the revenue backlog of $71 million we reported as of July 31, 2016. As such, we may not be able to rely on generating additional contract manufacturing revenue from Avid in fiscal year 2018 to make up any capital raising shortfall experienced through the equity markets.

Although it is difficult to predict all of our future liquidity requirements, we believe that our cash and cash equivalents as of July 31, 2017 and the remaining projected cash receipts from manufacturing services provided by Avid for its third-party customers under committed contracts will be sufficient to fund our operations through March 2018, which estimate assumes we raise no additional capital from the capital markets or other potential sources. In addition, in the event a customer timely cancels its commitments prior to the initiation of manufacturing services, we may be required to refund some or all of the amounts paid to us in advance under those canceled commitments, which would have a negative impact on our liquidity, our reported backlog and revenue guidance.

If we are unable to either (i) raise sufficient capital in the equity markets, (ii) generate additional revenue from Avid, or (iii) license, partner or sell our product candidate in development, or any combination thereof, we may need to further restructure, or cease, our operations. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that our accompanying unaudited condensed consolidated financial statements are issued.

Significant components of the changes in cash flows from operating, investing, and financing activities for the three months ended July 31, 2017 compared to the same prior year period are as follows:

Net Cash Used In Operating Activities. Net cash used in operating activities represents our (i) net loss, as reported, (ii) less non-cash operating expenses, and (iii) net changes in the timing of cash flows as reflected by the changes in operating assets and liabilities, as described in the below table:

	Three Months Ended July 31,
	2017	2016
Net loss, as reported	$(1,205,000)	$(11,057,000)
Less non-cash operating expenses:
Share-based compensation	485,000	837,000
Depreciation and amortization	642,000	613,000
Loss on disposal of property and equipment	–	–
Net cash used in operating activities before changes in operating assets and liabilities	$(78,000)	$(9,607,000)
Net change in operating assets and liabilities	$(12,132,000)	$(8,315,000)
Net cash used in operating activities	$(12,210,000)	$(17,922,000)

Net cash used in operating activities decreased $5,712,000 to $12,210,000 for the three months ended July 31, 2017 compared to net cash used in operating activities of $17,922,000 for the three months ended July 31, 2016. This decrease in net cash used in operating activities was due to a decrease in net loss reported for the current three-month period after deducting non-cash operating expenses of $9,529,000, as described in the above table, offset by a net change in operating assets and liabilities of $3,817,000 due to the timing of cash receipts and expenditures primarily associated with deferred revenue, inventories, trade and other receivables, and accrued clinical trial and related fees.

Net Cash Used In Investing Activities. Net cash used in investing activities for the three months ended July 31, 2017 and 2016, was $403,000 and $375,000, respectively.

Net cash used in investing activities during the three months ended July 31, 2017 consisted of property and equipment acquisitions of $1,338,000 related to our manufacturing operations offset by a decrease in other assets of $935,000 primarily related to the transfer of progress payments incurred during our fiscal year ended April 30, 2017 to property and equipment related to our manufacturing operations.

Net cash used in investing activities during the three months ended July 31, 2016 consisted of property and equipment acquisitions of $275,000 related to our manufacturing operations combined with an increase in other assets of $100,000

Net Cash Provided By Financing Activities. Net cash provided by financing activities for the three months ended July 31, 2017 and 2016, was $3,070,000 and $1,080,000, respectively.

Net cash provided by financing activities during the three months ended July 31, 2017 consisted of $4,193,000 in net proceeds from the sale of shares of our common stock under an At Market Issuance Sales Agreement combined with $34,000 in net proceeds from stock option exercises, which amounts were offset by dividends paid on our issued and outstanding Series E Preferred Stock of $1,081,000 and principal payments on a capital lease of $76,000.

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

Our cash and cash equivalents are primarily invested in money market funds with one major commercial bank with the primary objective to preserve our principal balance. Our deposits held with this bank exceed the amount of government insurance limits provided on our deposits and, therefore, we are exposed to credit risk in the event of default by the major commercial bank holding our cash balances. However, these deposits may be redeemed upon demand and, therefore, bear minimal risk. In addition, while changes in U.S. interest rates would affect the interest earned on our cash balances at July 31, 2017, such changes would not have a material adverse effect on our financial position or results of operations based on historical movements in interest rates.

Item 4.	Controls And Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2017, the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2017.

There were no significant changes in our internal control over financial reporting, during the quarter ended July 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The information required by this Item is incorporated by reference to Note 10, “Commitments and Contingencies,” in Part I, Item 1, “Financial Information.”

Item 1A.	Risk Factors.

There have been no material changes to the risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2017, except for the following risk factors:

If we cannot obtain additional funding, we may have to further restructure our operations.

At July 31, 2017, we had $37,256,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates, and funding the operations of Avid. As a result, we have historically experienced losses and negative cash flows from operations since our inception and we expect negative cash flows from operations to continue for the foreseeable future until we can generate sufficient revenue from Avid’s contract manufacturing services to achieve profitability. Therefore, unless and until we are able to generate sufficient revenue from Avid’s contract manufacturing services or from the sale or licensing of our product candidate under development, we expect such losses to continue through the foreseeable future, and as a result, we must raise additional capital during fiscal year 2018 in order to fund our operations and to execute our business plans beyond March 2018.

Our ability to raise additional capital in the equity markets to fund our obligations in future periods is dependent on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, adverse financial results, and negative research and development results. In addition, on July 7, 2017, we effected a reverse stock split of our issued and outstanding common stock at a ratio of one-for-seven, which took effect with the opening of trading on July 10, 2017, which reduced the number of shares outstanding and therefore could adversely affect the liquidity of our common stock and make it more difficult to raise additional capital through sales of equity.

If we are unable to either (i) raise sufficient capital in the equity markets, (ii) generate additional revenue from Avid, or (iii) license, partner or sell our product candidate in development, or any combination thereof, we may need to further restructure, or cease, our operations.

As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that our accompanying unaudited condensed consolidated financial statements are issued.

Our operating results will be adversely affected if we are unable to maximize our facility capacity utilization.

We have recently experienced and could continue to experience idle manufacturing capacity based on our existing customer commitments or potential changes to these commitments combined with our ability to secure new customers. Our operating results are significantly influenced by our capacity utilization. In March 2016, we announced the commissioning of our new Myford facility, the construction of which had been commenced in anticipation of the potential commercial launch of bavituximab and in recognition of potential demand from certain of Avid’s existing customers who anticipated a need for larger scale late stage manufacturing capacity. While the discontinuation of our SUNRISE Phase III trial announced in February 2016 impacted the projected manufacturing demand for our Myford facility, we none-the-less completed process validation campaigns for three different customer products during fiscal year 2017, which we anticipated would lead to the initiation of commercial production for these clients during fiscal year 2018. However, as noted above, due to the lower than anticipated commitments from Halozyme, Inc. (our largest customer) based on their most recent committed forecast (covering the three quarters ended March 31, 2018) and the regulatory filing delay from our second largest customer, we experienced idle capacity in our Myford facility during the first quarter of fiscal year 2018 ended July 31, 2017, and we expect such idle capacity and underutilization of our manufacturing facilities to continue for the remainder of fiscal year 2018 based on current customer commitments. If we are unable to maximize the capacity utilization of our facilities, our results of operations and financial condition may continue to be adversely affected.

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

________________________

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEREGRINE PHARMACEUTICALS, INC.

Date: September 11, 2017	By: /s/ Steven W. King
Steven W. King
President and Chief Executive Officer

Date: September 11, 2017	By: /s/ Paul J. Lytle
Paul J. Lytle
Chief Financial Officer
(signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)

