Form 10-Q
period 2017-10-31
PEREGRINE PHARMACEUTICALS INC
filed 2017-12-11
CIK 704562

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

FORM 10-Q

_________________________________

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

Yes ☐     No  ☒

As of December 6, 2017, there were 45,212,760 shares of common stock, $0.001 par value, outstanding.

PEREGRINE PHARMACEUTICALS, INC.

The terms “we,” “us,” “our,” “the Company,” and “Peregrine,” as used in this Quarterly Report on Form 10-Q refer to Peregrine Pharmaceuticals, Inc. and its wholly-owned subsidiary, Avid Bioservices, Inc.

ii

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2017	April 30, 2017
	Unaudited	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$27,727,000	$46,799,000
Trade and other receivables	3,508,000	7,742,000
Inventories	16,518,000	33,099,000
Prepaid expenses	1,223,000	1,460,000
Total current assets	48,976,000	89,100,000
Property and equipment, net	27,148,000	26,515,000
Restricted cash	1,150,000	1,150,000
Other assets	1,353,000	1,347,000
Total assets	$78,627,000	$118,112,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,739,000	$5,779,000
Accrued clinical trial and related fees	5,392,000	4,558,000
Accrued payroll and related costs	4,063,000	6,084,000
Deferred revenue	7,473,000	28,500,000
Customer deposits	13,138,000	17,017,000
Other current liabilities	745,000	993,000
Total current liabilities	33,550,000	62,931,000

Deferred rent, less current portion	2,171,000	1,599,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock—$0.001 par value; authorized 5,000,000 shares; 1,647,760 issued and outstanding at October 31, 2017 and April 30, 2017, respectively	2,000	2,000
Common stock—$0.001 par value; authorized 500,000,000 shares; 45,172,632 and 44,014,040 issued and outstanding at October 31, 2017 and April 30, 2017, respectively	45,000	44,000
Additional paid-in capital	594,004,000	590,971,000
Accumulated deficit	(551,145,000)	(537,435,000)
Total stockholders’ equity	42,906,000	53,582,000
Total liabilities and stockholders’ equity	$78,627,000	$118,112,000

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and comprehensive loss (UNAUDITED)

	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016
Contract manufacturing revenue	$12,782,000	$23,370,000	$39,859,000	$28,979,000
Cost of contract manufacturing	16,242,000	15,441,000	36,690,000	18,503,000
Gross profit (loss)	(3,460,000)	7,929,000	3,169,000	10,476,000

Operating expenses:
Selling, general and administrative	3,867,000	4,984,000	8,080,000	10,044,000
Research and development	3,722,000	7,022,000	7,367,000	15,591,000
Restructuring charges	1,588,000	–	1,588,000	–
Total operating expenses	9,177,000	12,006,000	17,035,000	25,635,000

Operating loss	(12,637,000)	(4,077,000)	(13,866,000)	(15,159,000)

Other income (expense):
Interest and other income	14,000	21,000	41,000	46,000
Interest and other expense	(1,000)	–	(4,000)	–
Net loss	$(12,624,000)	$(4,056,000)	$(13,829,000)	$(15,113,000)

Comprehensive loss	$(12,624,000)	$(4,056,000)	$(13,829,000)	$(15,113,000)

Series E preferred stock accumulated dividends	(1,442,000)	(1,442,000)	(2,523,000)	(2,477,000)

Net loss attributable to common stockholders	$(14,066,000)	$(5,498,000)	$(16,352,000)	$(17,590,000)

Weighted average common shares outstanding:
Basic and Diluted (1)	45,097,474	34,973,681	44,935,600	34,600,776

Basic and diluted loss per common share (1)	$(0.31)	$(0.16)	$(0.36)	$(0.51)

(1)	All share and per share amounts of our common stock for all prior fiscal year periods presented have been retroactively adjusted to reflect the one-for-seven reverse stock split of our issued and outstanding common stock, which took effect on July 10, 2017 (Note 1).

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended October 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,829,000)	$(15,113,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	794,000	1,722,000
Depreciation and amortization	1,300,000	1,219,000
Changes in operating assets and liabilities:
Trade and other receivables	4,234,000	(3,207,000)
Inventories	16,581,000	(9,738,000)
Prepaid expenses	237,000	(360,000)
Other non-current assets	9,000	156,000
Accounts payable	(3,179,000)	2,888,000
Accrued clinical trial and related fees	834,000	(3,955,000)
Accrued payroll and related expenses	(2,021,000)	(541,000)
Deferred revenue	(21,027,000)	7,950,000
Customer deposits	(3,879,000)	2,716,000
Other accrued expenses and current liabilities	(94,000)	(476,000)
Deferred rent, less current portion	572,000	(48,000)
Net cash used in operating activities	(19,468,000)	(16,787,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquisitions	(1,794,000)	(1,066,000)
Increase in other assets	(15,000)	–
Net cash used in investing activities	(1,809,000)	(1,066,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $111,000 and $185,000, respectively	4,193,000	5,781,000
Proceeds from issuance of Series E preferred stock, net of issuance costs of nil and $57,000, respectively	–	1,577,000
Proceeds from issuance of common stock under Employee Stock Purchase Plan	216,000	254,000
Proceeds from exercise of stock options	112,000	–
Dividends paid on Series E preferred stock	(2,162,000)	(2,116,000)
Principal payments on capital lease	(154,000)	–
Net cash provided by financing activities	2,205,000	5,496,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,072,000)	(12,357,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	46,799,000	61,412,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,727,000	$49,055,000

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable for purchase of property and equipment and other assets	$139,000	$255,000

See accompanying notes to condensed consolidated financial statements.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2017 (unaudited)

1.       ORGANIZATION AND BUSINESS

Business Description – We are a company committed to improving the lives of patients by manufacturing pharmaceutical products through our contract development and manufacturing organization (“CDMO”), Avid Bioservices, Inc. (“Avid”). Over the next sixty days, we plan to complete the transition from a research and development company to a dedicated CDMO company focused on development and manufacturing of biopharmaceutical products derived from mammalian cell culture.

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

The unaudited condensed consolidated financial statements include the accounts of Peregrine Pharmaceuticals, Inc., and our wholly-owned subsidiary, Avid. All intercompany accounts and transactions among the consolidated entities have been eliminated in the unaudited condensed consolidated financial statements.

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
FOR THE SIX MONTHS ENDED OCTOBER 31, 2017 (unaudited) (continued)

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

At October 31, 2017, we had $27,727,000 in cash and cash equivalents. We have expended substantial funds on research and development of product candidates (which we are seeking to license or divest) and funding the operations of Avid. As a result, we have historically experienced losses and negative cash flows from operations since our inception and we expect negative cash flows from operations to continue for the foreseeable future until we can generate sufficient revenue from Avid’s contract manufacturing services to achieve profitability. Therefore, unless and until we are able to generate sufficient revenue from Avid’s contract manufacturing services, we expect such losses to continue in the foreseeable future, and as a result, we must raise additional capital during fiscal year 2018 in order to fund our operations and to execute on our business plans.

Historically, we have funded a significant portion of our operations through the issuance of equity; however, during the quarter ended October 31, 2017, we did not raise any additional capital through the issuance of equity. During the quarter ended July 31, 2017, we raised $4,304,000 in aggregate gross proceeds from the sale of shares of our common stock under an At Market Issuance Sales Agreement (Note 6). In addition, as of July 31, 2017, we had raised the full amount of gross proceeds available to us under the At Market Issuance Sales Agreement (Note 6). As of October 31, 2017, $67,674,000 remained available to us under our effective shelf registration statement (which shelf expires in mid-January 2018), which allows us from time to time to offer and sell shares of our common stock, in one or more offerings, either individually or in combination.

Our ability to raise additional capital in the equity markets to fund our obligations in future periods is dependent on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, and adverse financial results. If we are unable to either raise sufficient capital in the equity markets or generate additional revenue from Avid, we may need to further restructure, or cease, our operations. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that our accompanying unaudited condensed consolidated financial statements are issued.

Reclassification

Certain prior year amounts related to other assets have been reclassified to property and equipment in our accompanying condensed consolidated balance sheet for the fiscal year ended April 30, 2017 and in our accompanying unaudited condensed consolidated statement of cash flows for the six months ended October 31, 2016 to conform to the current year presentation. This reclassification had no effect on previously reported net loss.

Restructuring

Restructuring charges consist of one-time termination benefits, including severance and other employee related costs related to a workforce reduction pursuant to a restructuring plan we implemented in August 2017 (Note 9). One-time termination benefits are expensed at the date we notified the employee, unless the employee was required to provide future service, in which case, the benefits are expensed ratably over the future service period.

Cash and Cash Equivalents

We consider all short-term investments readily convertible to cash with an initial maturity of three months or less to be cash equivalents.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2017 (unaudited) (continued)

Restricted Cash

Under the terms of three separate operating leases related to our facilities, we are required to maintain, as collateral, letters of credit during the terms of such leases. At October 31, 2017 and April 30, 2017, restricted cash of $1,150,000 was pledged as collateral under these letters of credit.

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

Our trade receivables from amounts billed for contract manufacturing services provided by Avid have historically been derived from a small customer base. Most contracts require up-front payments and installment payments during the service period. We perform periodic evaluations of the financial condition of our customers and generally do not require collateral, but we can terminate any contract if a material default occurs. At October 31, 2017 and April 30, 2017, approximately 95% and 93%, respectively, of our trade receivables were due from seven or fewer customers.

In addition, contract manufacturing revenue generated by Avid has historically been derived from a small customer base. Historically, these customers have not entered into long-term contracts because their need for drug supply depends on a variety of factors, including the drug’s stage of development, their financial resources, and, with respect to commercial drugs, demand for the drug in the market. During the three and six months ended October 31, 2017, approximately, 81% and 83%, respectively, of our contract manufacturing revenue was derived from our two largest customers.

Based on our current commitments for manufacturing services from our two largest customers, we expect our future results of operations to be adversely affected if revenue from either one of these primary customers continues to be further reduced, delayed, or eliminated, or until we are able to further diversify our customer base.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss is equal to our net loss for all periods presented.

Impairment

Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. Long-lived assets are reported at the lower of carrying amount or fair value less cost to sell. For the six months ended October 31, 2017 and 2016, there were no indicators of impairment of the value of our long-lived assets.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2017 (unaudited) (continued)

As of October 31, 2017 and April 30, 2017, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash equivalents, which are primarily invested in money market funds with one major commercial bank, are carried at fair value based on quoted market prices for identical securities (Level 1 input). In addition, there were no transfers between any Levels of the fair value hierarchy during the three and six months ended October 31, 2017 and 2016.

Customer Deposits

Customer deposits primarily represent advance billings and/or payments received for services or raw materials from Avid’s third-party customers prior to the initiation of contract manufacturing services.

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
FOR THE SIX MONTHS ENDED OCTOBER 31, 2017 (unaudited) (continued)

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

Clinical trial costs have been a significant component of our research and development expenses. We have historically contracted with third parties to perform various clinical trial activities on our behalf. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flow. Expenses related to clinical trials are accrued based on our estimates and/or representations from third parties (including clinical research organizations) regarding services performed. If the contracted amounts are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), we modify our accruals accordingly on a prospective basis. Revisions in the scope of a contract are charged to expense in the period in which the facts that give rise to the revision become reasonably certain. There were no material adjustments for a change in estimate to research and development expenses in the accompanying unaudited condensed consolidated financial statements for the three and six months ended October 31, 2017 and 2016.

Under certain research and development agreements, we are obligated to make certain advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future research and development activities and are deferred and capitalized as prepaid research and development expenses. These advance payments are recognized as an expense in the period the related goods are delivered or the related services are performed. We assess our prepaid research and development expenses for impairment when events or changes in circumstances indicate that the carrying amount of the prepaid expense may not be recoverable or provide future economic benefit. During the three months ended October 31, 2017, we wrote-off $757,000 in prepaid research and development expenses, which amount is included in research and development expense in the accompanying unaudited condensed consolidated financial statements for the three and six months ended October 31, 2017, as we believe there is no probable future economic benefit based on our transition from a research and development company to a dedicated CDMO.

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

Share-based Compensation

We account for stock options and other share-based awards granted under our equity compensation plans in accordance with the authoritative guidance for share-based compensation. The estimated fair value of share-based payments to employees in exchange for services is measured at the grant date, using a fair value based method, such as a Black-Scholes option valuation model, and is recognized as expense on a straight-line basis over the requisite service periods. The fair value of modifications to share-based awards, if any, is generally estimated using a Black-Scholes option valuation model, unless a lattice model is required. Pursuant to the adoption of ASU 2016-09 (Note 2), forfeitures are recognized as a reduction of share-based compensation expense as they occur. As of October 31, 2017, there were no outstanding share-based awards with market or performance conditions.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2017 (unaudited) (continued)

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

The potential dilutive effect of stock options, shares of common stock expected to be issued under our ESPP, and warrants outstanding during the period are calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. The potential dilutive effect of our Series E Preferred Stock outstanding during the period was calculated using the if-converted method assuming the conversion of Series E Preferred Stock as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. However, because the impact of stock options, shares of common stock expected to be issued under our ESPP, warrants, and Series E Preferred Stock are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per common share amounts for the three and six months ended October 31, 2017 and 2016.

The calculation of weighted average diluted shares outstanding for the three and six months ended October 31, 2017 and 2016 excludes the dilutive effect of the following weighted average outstanding stock options and shares of common stock expected to be issued under our ESPP as their impact are anti-dilutive during periods of net loss:

	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016

Stock Options	31,877	–	69,065	–
ESPP	–	23,668	133	17,139
Total	31,877	23,668	69,198	17,139

The calculation of weighted average diluted shares outstanding for the three and six months ended October 31, 2017 and 2016 also excludes the following weighted average outstanding stock options, warrants, shares of common stock expected to be issued under our ESPP, and Series E Preferred Stock (assuming the if-converted method), as their exercise price, purchase price and/or conversion price were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect:

	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016

Stock Options	3,600,478	4,258,060	3,608,917	4,119,209
ESPP	43,332	–	–	–
Warrants	39,040	39,040	39,040	39,040
Series E Preferred Stock	1,978,783	1,971,206	1,978,783	1,932,771
Total	5,661,633	6,268,306	5,626,740	6,091,020

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2017 (unaudited) (continued)

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

Pending Adoption of Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers, which, along with subsequent amendments issued in 2015 and 2016, will replace substantially all current US GAAP revenue recognition guidance. ASU 2014-09, as amended, is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services utilizing a new five-step revenue recognition model. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09, as amended, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which will be our fiscal year 2019 beginning May 1, 2018. The new guidance permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach where the new standard is applied in the financial statements starting with the year of adoption. Under both approaches, cumulative impact of the adoption is reflected as an adjustment to retained earnings (accumulated deficit) as of the earliest date presented in accordance with the new standard. We are continuing to assess the impact of the new guidance on our accounting policies and procedures and are evaluating the new requirements as applied to existing manufacturing contracts under our CDMO business. While we continue to assess the impact of the new guidance, we believe the adoption of ASU 2014-09 will modify the way we analyze contracts. We have identified our revenue streams and based on our preliminary assessment, we believe the most significant impact may relate to the recognition of contract manufacturing revenue over a period of time rather than at a point in time. We plan to adopt ASU 2014-09, as amended, on May 1, 2018, on a modified retrospective basis.

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

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2017 (unaudited) (continued)

In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which addresses diversity in practice related to the classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 will require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which will be our fiscal year 2019 beginning May 1, 2018. Early adoption is permitted. We do not expect the adoption of ASU 2016-18 to have a material impact on our condensed consolidated financial statements and related disclosures.

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

3.       Trade and other RECEIVABLEs

Trade receivables are recorded at the invoiced amount net of an allowance for doubtful accounts, if necessary. Other receivables are reported at amounts expected to be collected net of an allowance for doubtful accounts, if necessary. Trade and other receivables consist of the following:

	October 31, 2017	April 30, 2017
Trade receivables(1)	$3,439,000	$7,274,000
Other receivables	69,000	468,000
Total trade and other receivables	$3,508,000	$7,742,000

  ______________

(1)               Represents amounts billed for contract manufacturing services provided by Avid.

We continually monitor our allowance for doubtful accounts for all receivables. We apply judgment in assessing the ultimate realization of our receivables and we estimate an allowance for doubtful accounts based on various factors, such as, the aging of accounts receivable balances, historical experience, and the financial condition of our customers. Based on our analysis of our receivables as of October 31, 2017 and April 30, 2017, we determined no allowance for doubtful accounts was necessary.

4.       PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related asset, generally ranging from three to ten years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Construction-in-progress, which represents direct costs related to the construction of various equipment and leasehold improvements associated with our manufacturing facilities, are not depreciated until the asset is completed and placed into service. No interest was incurred or capitalized as construction-in-progress as of October 31, 2017.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2017 (unaudited) (continued)

Property and equipment, net, consists of the following:

	October 31, 2017	April 30, 2017
Leasehold improvements	$20,922,000	$20,098,000
Laboratory equipment	11,423,000	10,777,000
Furniture, fixtures, office equipment and software	4,810,000	4,499,000
Construction-in-progress	2,993,000	2,841,000
Total property and equipment	40,148,000	38,215,000
Less accumulated depreciation and amortization	(13,000,000)	(11,700,000)
Total property and equipment, net	$27,148,000	$26,515,000

Depreciation and amortization expense for the three and six months ended October 31, 2017 was $658,000 and $1,300,000, respectively. Depreciation and amortization expense for the three and six months ended October 31, 2016 was $606,000 and $1,219,000, respectively.

5.       INVENTORIES

Inventories are recorded at the lower of cost or market (net realizable value) and primarily include raw materials, work-in-process (comprised of raw materials, direct labor and overhead costs associated with in-process manufacturing services), and finished goods (representing manufacturing services completed and ready for shipment) associated with our wholly-owned subsidiary, Avid. Overhead costs allocated to work-in-process inventory are based on the normal capacity of our production facilities and do not include costs from abnormally low production or idle capacity, which are expensed directly to cost of contract manufacturing in the period incurred. During the three and six months ended October 31, 2017, we expensed $4,938,000 and $5,838,000, respectively, in idle capacity costs directly to cost of contract manufacturing in the accompanying condensed consolidated financial statements. No idle capacity costs were incurred during the same prior year periods. Cost is determined by the first-in, first-out method. Inventories consist of the following:

	October 31, 2017	April 30, 2017
Raw materials	$9,439,000	$11,304,000
Work-in-process	7,079,000	13,755,000
Finished goods	–	8,040,000
Total inventories	$16,518,000	$33,099,000

6.       STOCKHOLDERS’ EQUITY

Sales of Common Stock

Our ability to continue to fund our operations is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity.

During the six months ended October 31, 2017, we issued shares of our common stock under the following agreement:

AMI Sales Agreement - On August 7, 2015, we entered into an At Market Issuance Sales Agreement (“AMI Sales Agreement”) with MLV & Co. LLC (“MLV”), pursuant to which we were able to sell shares of our common stock through MLV, as agent, for aggregate gross proceeds of up to $30,000,000, in registered transactions from our shelf registration statement on Form S-3 (File No. 333-201245), which was declared effective by the SEC on January 15, 2015. Sales of our common stock through MLV were made by any method that was deemed an “at the market offering” as defined in Rule 415 of the Securities Act. We paid MLV a commission equal to 2.5% of the gross proceeds from the sale of our common stock pursuant to the AMI Sales Agreement. During the quarter ended July 31, 2017, we sold 1,051,258 shares of our common stock at market prices under the AMI Sales Agreement, for aggregate gross proceeds of $4,304,000 before deducting commissions and other issuance costs of $111,000. As of July 31, 2017, we had raised the full amount of gross proceeds available to us under the AMI Sales Agreement.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2017 (unaudited) (continued)

Series E Preferred Stock Dividend

The following table summarizes the Series E Preferred Stock quarterly dividend activity during the six months ended October 31, 2017:

Declaration Date	Record Date	Payment Date	Dividends Paid	Dividend Per Share
6/6/2017	6/19/2017	7/3/2017	$1,081,000	$0.65625
9/5/2017	9/18/2017	10/2/2017	$1,081,000	$0.65625

Shares of Common Stock Authorized and Reserved for Future Issuance

We are authorized to issue up to 500,000,000 shares of our common stock. As of October 31, 2017, 45,172,632 shares of our common stock were issued and outstanding. In addition, our common stock outstanding as of October 31, 2017 excluded the following shares of our common stock reserved for future issuance:

•	5,586,096 shares of common stock reserved for issuance under outstanding option grants and available for issuance under our stock incentive plans;
•	1,303,770 shares of common stock reserved for and available for issuance under our ESPP;
•	39,040 shares of common stock issuable upon exercise of outstanding warrants; and
•	6,826,435 shares of common stock issuable upon conversion of our outstanding Series E Preferred Stock (1).

_____________

(1)	The Series E Preferred Stock is convertible into a number of shares of our common stock determined by dividing the liquidation preference of $25.00 per share by the conversion price, currently $21.00 per share. If all of our outstanding Series E Preferred Stock were converted at the $21.00 per share conversion price, the holders of our Series E Preferred Stock would receive an aggregate of 1,961,619 shares of our common stock. However, we have reserved the maximum number of shares of our common stock that could be issued upon a change of control event assuming our shares of common stock are acquired for consideration of $5.985 per share or less. In this scenario, each outstanding share of our Series E Preferred Stock could be converted into 4.18 shares of our common stock, representing the Share Cap.

7.       equity compensation plans

Stock Incentive Plans

As of October 31, 2017, we had an aggregate of 5,586,096 shares of our common stock reserved for issuance under our stock incentive plans, of which, 4,123,054 shares were subject to outstanding options and 1,463,042 shares were available for future grants of share-based awards.

The following summarizes our stock option transaction activity for the six months ended October 31, 2017:

Stock Options	Shares	Weighted Average Exercisable Price
Outstanding, May 1, 2017	4,081,548	$ 8.77
Granted	327,497	$ 3.63
Exercised	(32,471)	$ 3.46
Canceled or expired	(253,520)	$ 7.51
Outstanding, October 31, 2017	4,123,054	$ 8.96

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2017 (unaudited) (continued)

Employee Stock Purchase Plan (ESPP)

We have reserved a total of 2,142,857 shares of our common stock to be purchased under our ESPP, of which 1,303,770 shares remained available to purchase at October 31, 2017, and are subject to adjustment as provided in the ESPP for stock splits, stock dividends, recapitalizations and other similar events. Under the ESPP, we sell shares to participants at a price equal to the lesser of 85% of the fair market value of our common stock at the (i) beginning of a six-month offering period, or (ii) end of the six-month offering period. The ESPP provides for two six-month offering periods each year; the first offering period begins on the first trading day on or after each May 1; the second offering period begins on the first trading day on or after each November 1. During the six months ended October 31, 2017, 55,966 shares of our common stock were purchased under the ESPP at a purchase price of $3.87 per share.

Share-Based Compensation

Total share-based compensation expense related to share-based awards issued under our equity compensation plans is included in the accompanying unaudited condensed consolidated statements of operations as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016
Cost of contract manufacturing	$138,000	$24,000	$138,000	$66,000
Selling, general and administrative	135,000	415,000	351,000	840,000
Research and development	36,000	446,000	305,000	816,000
Total	$309,000	$885,000	$794,000	$1,722,000

Share-based compensation from:
Stock options	$287,000	$823,000	$696,000	$1,554,000
ESPP	22,000	62,000	98,000	168,000
	$309,000	$885,000	$794,000	$1,722,000

As of October 31, 2017, the total estimated unrecognized compensation cost related to non-vested employee stock options was $1,875,000. This cost is expected to be recognized over a weighted average vesting period of 2.24 years based on current assumptions.

8.       WARRANTS

No warrants were issued or exercised during the three and six months ended October 31, 2017. As of October 31, 2017, warrants to purchase 39,040 shares of our common stock at an exercise price of $17.29 were outstanding and are exercisable through August 30, 2018.

9.       RESTRUCTURING

On August 9, 2017, our Board of Directors approved, and our management implemented, a restructuring plan intended to reduce operating costs and improve cost efficiencies while we pursue strategic options for our research and development assets and focus our efforts on growing our CDMO business. Under this restructuring plan, which we completed in October 2017, we reduced our overall workforce by 57 employees. As a result, during the three months ended October 31, 2017, we incurred an aggregate of $1,588,000 in restructuring costs consisting of one-time termination benefits, including severance, and other employee-related costs, of which $330,000 related to our research and development segment and $1,258,000 related to our contract manufacturing services segment. Restructuring costs are included in operating expenses in the accompanying unaudited condensed consolidated financial statements for the three and six months ended October 31, 2017. In addition, of the total aggregate restructuring costs, $51,000 was unpaid as of October 31, 2017 and is included in accrued payroll and related costs in the accompanying unaudited condensed balance sheet at October 31, 2017.

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2017 (unaudited) (continued)

10.       SEGMENT REPORTING

While our business currently is organized into two reportable operating segments, we are pursuing strategic options to license or divest the assets under our research and development segment as we transition to a dedicated CDMO. Historically, our research and development segment engaged in the research and development of monoclonal antibodies for the treatment of cancer. Our contract manufacturing services segment provides contract development and manufacturing services for third-party customers on a fee-for-service basis. Both segments operate in the U.S.

The accounting policies of the operating segments are the same as those described in Note 2. We evaluate the performance of our contract manufacturing services segment based on gross profit or loss from third-party customers and our evaluation of the performance of our research and development segment was based on scientific progress. Our performance evaluation does not include segment assets. All revenues shown below are derived from transactions with third-party customers.

Segment information is summarized as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016
Contract manufacturing services revenue	$12,782,000	$23,370,000	$39,859,000	$28,979,000
Cost of contract manufacturing services	16,242,000	15,441,000	36,690,000	18,503,000

Gross profit (loss)	(3,460,000)	7,929,000	3,169,000	10,476,000

Selling, general and administrative expense	3,867,000	4,984,000	8,080,000	10,044,000
Research and development expense	3,722,000	7,022,000	7,367,000	15,591,000
Restructuring charges	1,588,000	–	1,588,000	–
Interest and other income (expense), net	13,000	21,000	37,000	46,000
Net loss	$(12,624,000)	$(4,056,000)	$(13,829,000)	$(15,113,000)

PEREGRINE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2017 (unaudited) (continued)

11.       commitments and contingencies

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

On October 10, 2013, a derivative and class action complaint, captioned Michaeli v. Steven W. King, et al., C.A. No. 8994-VCL, was filed in the Court of Chancery of the State of Delaware (the “Court”), purportedly on behalf of the Company, which was named a nominal defendant, against certain of our executive officers and our three former non-employee directors (collectively, the “Defendants”). On December 1, 2015, the plaintiffs filed an amended and supplemental derivative and class action complaint (the “Amended Complaint”). The Amended Complaint alleged that the Defendants breached their respective fiduciary duties in connection with certain purportedly improper compensation decisions made by our board of directors during the past four fiscal years ended April 30, 2015 and that our directors breached their fiduciary duty of candor by filing and seeking stockholder action on the basis of an allegedly materially false and misleading proxy statement for our 2013 annual meeting of stockholders. On May 15, 2017, the parties filed with the Court a Stipulation and Agreement of Compromise, Settlement and Release (the “Settlement”) setting forth the terms of the proposed settlement of the claims in the Amended Complaint. At a hearing on July 27, 2017, the Court issued an order approving the Settlement, which provides, among other things, that the three former non-employee directors agreed to pay or cause to be paid $1,500,000 to us, which amount is included as a reduction to selling, general and administrative expense in the accompanying unaudited condensed consolidated financial statements for the six months ended October 31, 2017. The Company received such payment in full in August 2017.

12.       SUBSEQUENT EVENTS

Series E Preferred Stock Dividend

On December 7, 2017, our Board of Directors declared a quarterly cash dividend of $0.65625 per share on our Series E Preferred Stock. The dividend payment is equivalent to an annualized 10.50% per share, based on the $25.00 per share stated liquidation preference, accruing from October 1, 2017 through December 31, 2017. The cash dividend is payable on January 2, 2018 to holders of the Series E Preferred Stock of record on December 18, 2017.

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

Overview

We are a company committed to improving the lives of patients by manufacturing and delivering high quality pharmaceutical products through our contract development and manufacturing organization (“CDMO”), Avid Bioservices, Inc. (“Avid”). We are currently transitioning from a research and development company to a dedicated CDMO business focused on development and manufacturing of biopharmaceutical products derived from mammalian cell culture. As part of our transition, we have taken steps including, but not limited to:

•	Implementing a restructuring plan in August 2017, which we completed in October 2017, to reduce operating costs while pursuing the potential license or divest of our research and development assets and focusing our efforts on growing our CDMO business;
•	Hiring a dedicated president of our CDMO business in September 2017 with more than 20 years of CDMO experience, who also serves on our Board of Directors;
•	Appointing six new independent members to our Board of Directors, all of whom have significant experience in the CDMO industry; and
•	Hiring a Vice President of Business Operations who is focused on driving revenue growth by diversifying our customer base while continuing to support the commercial and clinical manufacturing needs of our customers.

As we continue to fully transition the company to a dedicated CDMO, we plan to take additional steps over the near term, including but not limited to:

•	Rebranding the company as Avid Bioservices, Inc.;
•	Changing our ticker symbol on the NASDAQ Capital Market to align with our rebranding efforts;
•	Broadening our sales force;
•	Increasing our marketing efforts to support our rebranding and vision; and
•	Completing the wind down of all research and development activities and the potential licensing or divestiture of our assets related to our research and development operations.

Avid—Our CDMO Business

Avid, a wholly-owned subsidiary of Peregrine Pharmaceuticals, Inc. (“Peregrine”), was formed in 2002 from existing manufacturing infrastructure. Avid provides fully-integrated cGMP services from cell line development to commercial biomanufacturing of large molecules, such as monoclonal antibodies and recombinant proteins for third-party customers.

Our initial biomanufacturing facility (the “Franklin Facility”) is located at our current headquarters in Tustin, California. In March 2016, we expanded our manufacturing capacity through the launch of our second biomanufacturing facility (the “Myford Facility”), which significantly increased our manufacturing capacity. The 42,000 square foot facility employs single-use bioreactors at up to the 2,000-liter manufacturing scale. Our Myford Facility is located adjacent to our Franklin Facility.

In February 2017, we leased an additional 42,000 square feet of vacant warehouse space within the same building as our existing Myford Facility. The proximity of this space will allow us to utilize existing manufacturing infrastructure that we believe should enhance our manufacturing efficiencies and reduce the overall cost and timeframe to construct a third biomanufacturing facility. We currently do not expect to commence construction of the new facility until existing manufacturing capacity is close to full utilization, which we do not expect prior to April 30, 2018.

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

For fiscal year 2018, we established as two key objectives for our CDMO business (i) the expansion of our manufacturing capacity through the installation and validation of two 2,000 liter single use bioreactors in our Myford Facility, which was completed in August 2017, and (ii) continuing to diversify our customer base by securing additional customers to support our future revenue growth and minimizing our historical reliance on a small customer base, which efforts have resulted in our securing of four new customers since January 2017. However, as previously disclosed, during the first quarter of fiscal year 2018 we experienced unanticipated decreases in manufacturing demand from our largest customer and a regulatory filing delay from our second largest customer, both of which will impact our ability to increase revenue from our CDMO business during the remainder of fiscal year 2018 and potentially beyond.

Peregrine—Our Research and Development Business

As we transition to a dedicated CDMO, we continue to wind down research and development expenses and we plan to reduce research and development costs to zero over the next sixty days in connection with such transition. As discussed above, we are seeking to license or divest our research and development assets and focus our efforts on growing our CDMO business. As a result, we expect to reduce research and development expenses by 50% or more in fiscal year 2018 compared to fiscal year 2017.

Results of Operations

The following table compares the unaudited condensed consolidated statements of operations for the three and six months ended October 31, 2017 and 2016. This table provides you with an overview of the changes in the condensed consolidated statements of operations for the comparative periods, which are further discussed below.

	Three Months Ended October 31,			Six Months Ended October 31,
	2017	2016	$ Change	2017	2016	$ Change
Contract manufacturing revenue	$12,782,000	$23,370,000	$(10,588,000)	$39,859,000	$28,979,000	$10,880,000
Cost of contract manufacturing	16,242,000	15,441,000	801,000	36,690,000	18,503,000	18,187,000
Gross profit (loss)	(3,460,000)	7,929,000	(11,389,000)	3,169,000	10,476,000	(7,307,000)

Operating expenses:
Selling, general & administrative	3,867,000	4,984,000	(1,117,000)	8,080,000	10,044,000	(1,964,000)
Research and development	3,722,000	7,022,000	(3,300,000)	7,367,000	15,591,000	(8,224,000)
Restructuring charges	1,588,000	–	1,588,000	1,588,000	–	1,588,000

Total operating expenses	9,177,000	12,006,000	(2,829,000)	17,035,000	25,635,000	(8,600,000)

Operating loss	(12,637,000)	(4,077,000)	(8,560,000)	(13,866,000)	(15,159,000)	1,293,000

Other income (expense)
Interest and other income	14,000	21,000	(7,000)	41,000	46,000	(5,000)
Interest and other expense	(1,000)	–	(1,000)	(4,000)	–	(4,000)

Net loss	$(12,624,000)	$(4,056,000)	$(8,568,000)	$(13,829,000)	$(15,113,000)	$1,284,000

Results of operations for interim periods covered by this Quarterly Report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year or for any other period.

Contract Manufacturing Revenue

Three Months:  The decrease in contract manufacturing revenue of $10,588,000 (45%) during the three months ended October 31, 2017 compared to the same period in the prior year was primarily due to a decrease in the number of manufacturing runs completed and shipped in the current year period compared to the same period in the prior year, which can primarily be attributed to a decrease in manufacturing demand from Halozyme, Inc., our largest customer.

Six Months: The increase in contract manufacturing revenue of $10,880,000 (38%) during the six months ended October 31, 2017 compared to the same period in the prior year was primarily due to an increase in the number of manufacturing runs completed and shipped in the current year period compared to the prior year period. This current period increase in the number of runs included several manufacturing runs in the aggregate amount of $9,924,000 used to support the process validation of a customer product, which product was ready for shipment in fiscal year 2017, but was deferred to fiscal year 2018 due to a shipping delay. Excluding any future potential new business, we expect contract manufacturing revenue for the full fiscal year ending April 30, 2018 to decline in comparison to fiscal year 2017. Part of this decline is due to lower anticipated commitments from Halozyme, Inc., our largest customer, based on their most recent committed forecast (covering the three quarters ending June 30, 2018). As we seek to diversify our customer base, we have secured four new customers since January 2017. These new customers are predominately in an earlier stage of development and, therefore, we expect that contract manufacturing revenue from these new customers during fiscal year 2018 will only partially offset the anticipated decrease in revenue from our other existing customers.

Therefore, based on our current commitments for manufacturing services and the anticipated completion of in-process third-party customer manufacturing runs, we continue to expect contract manufacturing for the fiscal year ending April 30, 2018 to range from $50 to $55 million.

Gross Profit (Loss)

Three Months: During the three months ended October 31, 2017, gross margins declined to a negative 27% primarily driven by idle capacity costs in the current period, compared to gross margins of 34% for the same prior year three-month period, during which we incurred no idle capacity costs. Included within cost of contract manufacturing are idle capacity costs of $4,938,000, which negatively impacted gross margin by 39 percentage points for the three months ended October 31, 2017. This current period decline was further impacted by higher manufacturing costs associated with lower facility utilization in addition to the variability of manufacturing costs from product to product.

Six Months: During the six months ended October 31, 2017, gross margins declined to 8%, primarily driven by idle capacity costs in the current period compared to 36% for the same prior year six-month period, during which we incurred no idle capacity costs. Included within cost of contract manufacturing are idle capacity costs of $5,838,000 which negatively impacted gross margin by 15 percentage points for the six months ended October 31, 2017. This current period decline was further impacted by higher manufacturing costs associated with lower facility utilization in addition to the variability of manufacturing costs from product to product.

In addition, we are actively evaluating our operating expenses and cost structure as a dedicated CDMO and we plan to align our cost structure to match the future needs of the CDMO business.

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

Three Months: The decrease in SG&A expenses of $1,117,000 (22%) during the three months ended October 31, 2017 compared to the same prior year period was primarily due to a current year three-month period decrease in payroll and related costs, offset by incremental increases in facility related expenses, legal fees, and other general corporate expenses.

Six Months: The decrease in SG&A expenses of $1,964,000 (20%) during the six months ended October 31, 2017 compared to the same prior year period was primarily due to current six-month period decreases in payroll and related costs and non-employee director fees. The current period decrease in non-employee directors fees is attributed to the settlement terms of a derivative and class action complaint approved by the Court of Chancery of the State of Delaware on July 27, 2017, pursuant to which our former non-employee directors agreed to pay or cause to be paid $1,500,000 to the Company (as described in Note 11 to the accompanying unaudited condensed consolidated financial statements), which non-recurring amount was applied against non-employee director fees during the quarter ended July 31, 2017. This decrease during the six months ended October 31, 2017 was offset by current year period increases in facility related expenses, legal fees, investor relation fees, audit and accounting fees and other general corporate expenses.

In addition, we are actively evaluating our SG&A expenses and cost structure as a dedicated CDMO and we plan to align our cost structure to match the future needs of the CDMO business.

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

Three and Six Months: In August 2017, we announced plans to pursue strategic options for our research and development assets and focus our efforts on growing our CDMO business. As we executed on this strategy, research and development expenses for the three and six months ended October 31, 2017 decreased $3,300,000 (47%) and $8,224,000 (53%), respectively. These decreases during the three and six months ended October 31, 2017 were primarily driven by decreases in (i) third-party clinical trial costs associated with our discontinued Phase III SUNRISE trial, (ii) manufacturing costs associated with the prior year validation of bavituximab in our Myford Facility, and (iii) payroll and related costs associated with a reduction in research and development personnel pursuant to our August 2017 restructuring plan. These current year period decreases were offset by a $757,000 charge to research and development expense during the three months ended October 31, 2017, which was associated with the write-off prepaid expenses under research and development contracts, as we believe they no longer provided a probable future economic benefit based on our transition to a dedicated CDMO company.

As we continue to pursue this strategic plan, we currently expect research and development expenses for the full fiscal year 2018 to decrease by at least 50% or more in comparison to fiscal year 2017.

Restructuring Charges

Three and Six Months: Restructuring charges of $1,588,000 incurred during the three and six months ended October, 31, 2017 were directly related to a restructuring plan we implemented in August 2017, pursuant to which we reduced our overall workforce by 57 employees in order to reduce operating costs and improve cost efficiencies while we pursue the license or sale of our research and development assets and focus our efforts on growing our CDMO business (as described in Note 9 to the accompanying unaudited condensed consolidated financial statements). The costs incurred under this restructuring plan, which was completed in October 2017, consisted of one-time termination benefits, including severance, and other employee related costs. We did not incur any restructuring charges during the three and six months ended October 31, 2016.

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial position and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We review our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. During the three and six months ended October 31, 2017, there were no significant changes in our critical accounting policies as previously disclosed by us in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2017.

Liquidity and Capital Resources

At October 31, 2017, we had $27,727,000 in cash and cash equivalents. We have expended substantial funds on research and development of product candidates (which we are seeking to license or divest) and funding the operations of Avid. As a result, we have historically experienced losses and negative cash flows from operations since our inception and we expect negative cash flows from operations to continue for the foreseeable future until we can generate sufficient revenue from Avid’s contract manufacturing services to achieve profitability. Therefore, unless and until we are able to generate sufficient revenue from Avid’s contract manufacturing services, we expect such losses to continue in the foreseeable future, and as a result, we must raise additional capital during the remainder of fiscal year 2018 in order to fund our operations and to execute on our business plans.

Historically, we have funded a significant portion of our operations through the issuance of equity; however, during the three months ended October 31, 2017, we did not raise any additional capital through the issuance of equity. During the three months ended July 31, 2017, we raised $4,304,000 in aggregate gross proceeds from the sale of shares of our common stock under an At Market Issuance Sales Agreement (as described in Note 6 to the accompanying unaudited condensed consolidated financial statements). In addition, as of July 31, 2017, we had raised the full amount of gross proceeds available to us under the At Market Issuance Sales Agreement. As of October 31, 2017, $67,674,000 remained available to us under our effective shelf registration statement (which shelf expires in mid-January 2018), which allows us from time to time to offer and sell shares of our common stock, in one or more offerings, either individually or in combination.

Our ability to raise additional capital in the equity markets to fund our obligations in future periods is dependent on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, and adverse financial results.

With respect to our ability to generate additional contract manufacturing revenue, Avid currently has a revenue backlog of $33 million under signed contracts from existing customers, which is significantly less than the revenue backlog of $73 million we reported as of October 31, 2016. As such, we expect our current backlog to be insufficient to cover our operating costs over the near term unless we are able to generate new business or further restructure our operations.

Although it is difficult to predict all of our future liquidity requirements, we believe that our cash and cash equivalents as of October 31, 2017 and the remaining projected cash receipts from manufacturing services provided by Avid for its third-party customers under our backlog will only be sufficient to fund our operations through May 2018, which estimate assumes we raise no additional capital from the capital markets or other potential sources. In addition, in the event a customer timely cancels its commitments prior to the initiation of manufacturing services, we may be required to refund some or all of the amounts paid to us in advance under those canceled commitments, which would have a negative impact on our liquidity, our reported backlog and revenue guidance.

If we are unable to either raise sufficient capital in the equity markets or generate additional revenue from Avid, we may need to further restructure or cease our operations. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that our accompanying unaudited condensed consolidated financial statements are issued.

Significant components of the changes in cash flows from operating, investing, and financing activities for the six months ended October 31, 2017 compared to the same prior year period are as follows:

Net Cash Used In Operating Activities. Net cash used in operating activities represents our (i) net loss, as reported, (ii) less non-cash operating expenses, and (iii) net changes in the timing of cash flows as reflected by the changes in operating assets and liabilities, as described in the below table:

	Six Months Ended October 31,
	2017	2016
Net loss, as reported	$(13,829,000)	$(15,113,000)
Less non-cash operating expenses:
Share-based compensation	794,000	1,722,000
Depreciation and amortization	1,300,000	1,219,000
Net cash used in operating activities before changes in operating assets and liabilities	$(11,735,000)	$(12,172,000)
Net change in operating assets and liabilities	$(7,733,000)	$(4,615,000)
Net cash used in operating activities	$(19,468,000)	$(16,787,000)

Net cash used in operating activities increased $2,681,000 to $19,468,000 for the six months ended October 31, 2017 compared to net cash used in operating activities of $16,787,000 for the six months ended October 31, 2016. This increase in net cash used in operating activities was due to a net change in operating assets and liabilities of $3,118,000 primarily due to the timing of cash receipts and expenditures primarily associated with deferred revenue, customer deposits, inventories, trade and other receivables, accounts payable, and accrued clinical trial and related fees offset by a decrease of $437,000 in our net loss reported for the current six-month period after deducting non-cash operating expenses as described in the above table.

Net Cash Used In Investing Activities. Net cash used in investing activities for the six months ended October 31, 2017 and 2016, was $1,809,000 and $1,066,000, respectively, which amounts primarily consisted of property and equipment acquisitions related to our manufacturing operations.

Net Cash Provided By Financing Activities. Net cash provided by financing activities for the six months ended October 31, 2017 and 2016, was $2,205,000 and $5,496,000, respectively.

Net cash provided by financing activities during the six months ended October 31, 2017 consisted of (i) $4,193,000 in net proceeds from the sale of shares of our common stock under an At Market Issuance Sales Agreement, (ii) $216,000 in net proceeds from the purchase of shares of our common stock under our Employee Stock Purchase Plan (“ESPP”), and (iii) $112,000 in net proceeds from stock option exercises, which amounts were offset by dividends paid on our issued and outstanding Series E Preferred Stock of $2,162,000 and principal payments on a capital lease of $154,000.

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

Our cash and cash equivalents are primarily invested in money market funds with one major commercial bank with the primary objective to preserve our principal balance. Our deposits held with this bank exceed the amount of government insurance limits provided on our deposits and, therefore, we are exposed to credit risk in the event of default by the major commercial bank holding our cash balances. However, these deposits may be redeemed upon demand and, therefore, bear minimal risk. In addition, while changes in U.S. interest rates would affect the interest earned on our cash balances at October 31, 2017, such changes would not have a material adverse effect on our financial position or results of operations based on historical movements in interest rates.

Item 4.	Controls And Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2017, the end of the period covered by this Quarterly Report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2017.

There were no significant changes in our internal control over financial reporting, during the quarter ended October 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The information required by this Item is incorporated by reference to Note 11, “Commitments and Contingencies,” in Part I, Item 1, “Financial Information.”

Item 1A.	Risk Factors.

There have been no material changes to the risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2017, except for the following risk factors:

If we cannot obtain additional funding, we may have to further restructure or cease our operations.

At October 31, 2017, we had $27,727,000 in cash and cash equivalents. We have expended substantial funds on research and development of product candidates (which we are seeking to license or divest) and funding the operations of Avid. As a result, we have historically experienced losses and negative cash flows from operations since our inception and we expect negative cash flows from operations to continue for the foreseeable future until we can generate sufficient revenue from Avid’s contract manufacturing services to achieve profitability. Therefore, unless and until we are able to generate sufficient revenue from Avid’s contract manufacturing services, we expect such losses to continue through the foreseeable future, and as a result, we must raise additional capital during the remainder of fiscal year 2018 in order to fund our operations and to execute on our business plans beyond May 2018.

Our ability to raise additional capital in the equity markets to fund our obligations in future periods is dependent on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, and adverse financial results.

If we are unable to either raise sufficient capital in the equity markets or generate additional revenue from Avid, we may need to further restructure or cease our operations.

As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that our accompanying unaudited condensed consolidated financial statements are issued.

Our operating results will be adversely affected if we are unable to maximize our facility capacity utilization.

We have recently experienced and could continue to experience idle manufacturing capacity based on our existing customer commitments or potential changes to these commitments combined with our ability to secure new customers. Our operating results are significantly influenced by our capacity utilization. In March 2016, we announced the commissioning of our new Myford facility, the construction of which had been commenced in anticipation of the potential commercial launch of bavituximab and in recognition of potential demand from certain of Avid’s existing customers who anticipated a need for larger scale late stage manufacturing capacity. While the discontinuation of our SUNRISE Phase III trial announced in February 2016 impacted the projected manufacturing demand for our Myford facility, we none-the-less completed process validation campaigns for three different customer products during fiscal year 2017, which we anticipated could lead to the initiation of commercial production for these clients during fiscal year 2019. However, due to lower than anticipated commitments from Halozyme, Inc., our largest customer, based on their most recent committed forecast (covering the three quarters ended June 30, 2018) and the regulatory filing delay from our second largest customer, we experienced idle capacity in our Myford facility during the first and second quarters of fiscal year 2018 ended July 31, 2017 and October 31, 2017, respectively, and we expect such idle capacity and underutilization of our manufacturing facilities to continue for the remainder of fiscal year 2018 based on current customer commitments. If we are unable to maximize the capacity utilization of our facilities, our results of operations and financial condition will continue to be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a)	Exhibits:

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350. *

101.INS	XBRL Taxonomy Extension Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Presentation Extension Linkbase Document. *

__________________

*     Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEREGRINE PHARMACEUTICALS, INC.

Date: December 11, 2017	By:	/s/ Roger J. Lias
Roger J. Lias Principal Executive Officer

Date: December 11, 2017	By:	/s/ Paul J. Lytle
Paul J. Lytle
Chief Financial Officer
(signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)

