Form 10-Q
period 2018-01-31
Avid Bioservices, Inc.
filed 2018-03-12
CIK 704562

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 001-32839

AVID BIOSERVICES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	95-3698422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2642 Michelle Drive, Suite 200, Tustin, California	92780
(Address of principal executive offices)	(Zip Code)

(714) 508-6100

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

Yes ☐     No  ☒

As of March 7, 2018, there were 55,552,233 shares of common stock, $0.001 par value, outstanding.

AVID BIOSERVICES, INC.

The terms “we,” “us,” “our,” “the Company,” and “Avid,” as used in this Quarterly Report on Form 10-Q refer to Avid Bioservices, Inc. and its consolidated subsidiaries.

i

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2018	April 30, 2017
	Unaudited	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$17,938,000	$46,799,000
Trade and other receivables	7,967,000	7,742,000
Inventories	14,218,000	33,099,000
Prepaid expenses	906,000	1,460,000
Total current assets	41,029,000	89,100,000
Property and equipment, net	26,325,000	26,515,000
Restricted cash	1,150,000	1,150,000
Other assets	1,353,000	1,347,000
Total assets	$69,857,000	$118,112,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,911,000	$5,779,000
Accrued clinical trial and related fees	5,503,000	4,558,000
Accrued payroll and related costs	3,876,000	6,084,000
Deferred revenue	6,633,000	28,500,000
Customer deposits	17,602,000	17,017,000
Other current liabilities	749,000	993,000
Total current liabilities	36,274,000	62,931,000

Deferred rent, less current portion	2,064,000	1,599,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock—$0.001 par value; authorized 5,000,000 shares; 1,647,760 issued and outstanding at January 31, 2018 and April 30, 2017, respectively	2,000	2,000
Common stock—$0.001 par value; authorized 500,000,000 shares; 45,257,180 and 44,014,040 issued and outstanding at January 31, 2018 and April 30, 2017, respectively	45,000	44,000
Additional paid-in capital	593,621,000	590,971,000
Accumulated deficit	(562,149,000)	(537,435,000)
Total stockholders’ equity	31,519,000	53,582,000
Total liabilities and stockholders’ equity	$69,857,000	$118,112,000

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and comprehensive loss (UNAUDITED)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017

Contract manufacturing revenue	$6,819,000	$10,747,000	$46,678,000	$39,726,000
Cost of contract manufacturing	10,951,000	7,974,000	47,641,000	26,477,000
Gross profit (loss)	(4,132,000)	2,773,000	(963,000)	13,249,000

Operating expenses:
Selling, general and administrative	4,824,000	4,365,000	12,273,000	13,602,000
Restructuring charges	–	–	1,258,000	–
Total operating expenses	4,824,000	4,365,000	13,531,000	13,602,000

Operating loss	(8,956,000)	(1,592,000)	(14,494,000)	(353,000)

Other income (expense):
Interest and other income	42,000	25,000	83,000	71,000
Interest and other expense	(14,000)	(2,000)	(18,000)	(2,000)

Loss from continuing operations	$(8,928,000)	$(1,569,000)	$(14,429,000)	$(284,000)
Loss from discontinued operations	(2,076,000)	(6,205,000)	(10,404,000)	(22,603,000)
Net loss	$(11,004,000)	$(7,774,000)	$(24,833,000)	$(22,887,000)

Comprehensive loss	$(11,004,000)	$(7,774,000)	$(24,833,000)	$(22,887,000)

Series E preferred stock accumulated dividends	(1,442,000)	(1,442,000)	(3,604,000)	(3,558,000)

Net loss attributable to common stockholders	$(12,446,000)	$(9,216,000)	$(28,437,000)	$(26,445,000)

Basic and diluted weighted average common shares outstanding(1):	45,225,804	37,258,794	45,032,335	35,486,782

Basic and diluted net loss per common share attributable to common stockholders (1):
Continuing operations	$(0.23)	$(0.08)	$(0.40)	$(0.11)
Discontinued operations	$(0.05)	$(0.17)	$(0.23)	$(0.64)
Net loss per share attributable to common stockholders	$(0.28)	(0.25)	$(0.63)	$(0.75)

(1) All share and per share amounts of our common stock for all prior fiscal year periods presented have been retroactively adjusted to reflect the one-for-seven reverse stock split of our issued and outstanding common stock, which took effect on July 10, 2017 (Note 1).

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended January 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,833,000)	$(22,887,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,206,000	2,591,000
Depreciation and amortization	1,945,000	1,850,000
Loss on disposal of property and equipment	401,000	–
Changes in operating assets and liabilities:
Trade and other receivables	(225,000)	(3,024,000)
Inventories	18,881,000	(17,643,000)
Prepaid expenses	554,000	(396,000)
Other non-current assets	9,000	233,000
Accounts payable	(3,895,000)	(1,153,000)
Accrued clinical trial and related fees	945,000	(4,467,000)
Accrued payroll and related expenses	(2,208,000)	(184,000)
Deferred revenue	(21,867,000)	16,337,000
Customer deposits	585,000	1,998,000
Other accrued expenses and current liabilities	(64,000)	(801,000)
Deferred rent, less current portion	465,000	(70,000)

Net cash used in operating activities	(28,101,000)	(27,616,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquisitions	(2,129,000)	(2,644,000)
(Increase) decrease in other assets	(15,000)	205,000

Net cash used in investing activities	(2,144,000)	(2,439,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $111,000 and $340,000, respectively	4,193,000	11,604,000
Proceeds from issuance of Series E preferred stock, net of issuance costs of nil and $58,000, respectively	–	1,576,000
Proceeds from issuance of common stock under Employee Stock Purchase Plan	217,000	254,000
Proceeds from exercise of stock options	398,000	–
Dividends paid on Series E preferred stock	(3,244,000)	(3,198,000)
Principal payments on capital lease	(180,000)	(65,000)
Net cash provided by financing activities	1,384,000	10,171,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(28,861,000)	(19,884,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	46,799,000	61,412,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,938,000	$41,528,000

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable for purchase of property and equipment	$27,000	$420,000
Property and equipment acquired under capital lease	$–	$319,000

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE nine MONTHS ENDED january 31, 2018 (unaudited)

1.       ORGANIZATION AND BUSINESS

Business Description—We are a contract development and manufacturing organization (“CDMO”) that provides a comprehensive range of services from process development to current Good Manufacturing Practices (“cGMP”) commercial manufacturing focused on biopharmaceutical products derived from mammalian cell culture for biotechnology and pharmaceutical companies.

Sale of Research and Development Assets—On February 12, 2018, we entered into an Asset Assignment and Purchase Agreement with a third-party oncology therapeutics company pursuant to which we sold to the third-party oncology therapeutics company the majority of our research and development assets, which included the assignment of certain exclusive licenses related to our former phosphatidylserine (PS)-targeting program (Note 10). As a result of (i) the sale of our PS-targeting program, (ii) the held for sale classification of our R84 technology, (iii) the abandonment of our remaining research and development assets (including our intent to return the exosome technology back to the original licensor), and (iv) the strategic shift in our corporate direction to focus solely on our CDMO business, the operating results from our research and development segment are reported as a loss from discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented (Note 2).

Corporate Name Change—Effective January 5, 2018, we changed our name from Peregrine Pharmaceuticals, Inc. to Avid Bioservices, Inc. in connection with the strategic shift in our corporate direction.

Reverse Stock Split—On July 7, 2017, we effected a reverse stock split of our outstanding shares of common stock at a ratio of one-for-seven pursuant to our filed Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware. The reverse stock split took effect with the opening of trading on July 10, 2017. The primary purpose of the reverse stock split, which was approved by our stockholders at our 2016 Annual Meeting on October 13, 2016, was to enable us to regain compliance with the $1.00 minimum bid price requirement for continued listing on The NASDAQ Capital Market. Pursuant to the reverse stock split, every seven shares of our issued and outstanding shares of common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share of our common stock. All share and per share amounts of our common stock included in the accompanying unaudited condensed consolidated financial statements have been retrospectively adjusted to give effect to the reverse stock split for all periods presented, including reclassifying an amount equal to the reduction in par value to additional paid-in capital. No fractional shares were issued in connection with the reverse stock split. Any fractional share of common stock created by the reverse stock split was rounded up to the nearest whole share. The number of authorized shares of our common stock remained unchanged.

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

avid bioservices, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2018 (unaudited) (CONTINUED)

The unaudited condensed consolidated financial statements include the accounts of Avid Bioservices, Inc., and its subsidiaries. All intercompany accounts and transactions among the consolidated entities have been eliminated in the unaudited condensed consolidated financial statements.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts, as well as disclosures of commitments and contingencies in the financial statements and accompanying notes. Actual results could differ materially from those estimates and assumptions.

Discontinued Operations

As of January 31, 2018, our research and development segment met all the conditions to be classified as a discontinued operation (Note 1). Accordingly, the operating results of our research and development segment are reported as a loss from discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented. For additional information, see Note 10, “Sale of Research and Development Assets”.

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

We have expended substantial funds on our contract manufacturing business and, historically, on the research and development of pharmaceutical product candidates. As a result, we have historically experienced losses and negative cash flows from operations since our inception and, although we have discontinued our research and development segment (Note 1), we expect negative cash flows from operations to continue for the foreseeable future until we can generate sufficient revenue to achieve profitability. Therefore, unless and until we are able to generate sufficient revenue, we expect such losses to continue during the remainder of fiscal year 2018 and in the foreseeable future.

Our ability to fund our operations is dependent on the amount of cash on hand and our ability to generate sufficient revenue to cover our operations. At January 31, 2018, we had $17,938,000 in cash and cash equivalents and during February 2018, we raised $23,163,000 in gross proceeds from the sale of our common stock pursuant to an underwritten public offering (Note 13). In addition, we expect to receive an aggregate of $8,000,000 in upfront payments over the next six (6) months from the recent sale of certain of our research and development assets (Note 10).

In the event we are unable to secure sufficient business to support our operations beyond the next twelve months, we may need to raise additional capital in the future. Our ability to raise additional capital in the equity markets to fund our obligations in future periods is dependent on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, and adverse financial results. If we are unable to either raise sufficient capital in the equity markets or generate additional revenue, we may need to further restructure, or cease, our operations. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that our accompanying unaudited condensed consolidated financial statements are issued.

Reclassification

Certain prior year amounts related to other assets have been reclassified to property and equipment in our accompanying condensed consolidated balance sheet for the fiscal year ended April 30, 2017 and in our accompanying unaudited condensed consolidated statement of cash flows for the nine months ended January 31, 2017 to conform to the current period presentation. This reclassification had no effect on previously reported net loss.

avid bioservices, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2018 (unaudited) (CONTINUED)

In addition, certain amounts related to corporate overhead costs that were allocated to the research and development segment have been reclassified from research and development expense to selling, general and administrative expense in our accompanying unaudited condensed consolidated statements of operations and comprehensive loss for all periods presented (Note 10). This reclassification had no effect on previously reported net loss.

Restructuring

Restructuring charges consist of one-time termination benefits, including severance and other employee related costs related to a workforce reduction pursuant to a restructuring plan we implemented in August 2017 (Note 9). One-time termination benefits are expensed at the date we notified the employee, unless the employee was required to provide future service, in which case the benefits are expensed ratably over the future service period.

Cash and Cash Equivalents

We consider all short-term investments readily convertible to cash with an initial maturity of three months or less to be cash equivalents.

Restricted Cash

Under the terms of three separate operating leases related to our facilities, we are required to maintain, as collateral, letters of credit during the terms of such leases. At January 31, 2018 and April 30, 2017, restricted cash of $1,150,000 was pledged as collateral under these letters of credit.

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

Our trade receivables from amounts billed for contract manufacturing services have historically been derived from a small customer base. Most contracts require up-front payments and installment payments during the service period. We perform periodic evaluations of the financial condition of our customers and generally do not require collateral, but we can terminate any contract if a material default occurs. At January 31, 2018 and April 30, 2017, approximately 94% and 93%, respectively, of our trade receivables were due from four customers.

In addition, contract manufacturing revenue has historically been derived from a small customer base. Historically, these customers have not entered into long-term contracts because their need for drug supply depends on a variety of factors, including the product’s stage of development, the timing of regulatory filings and approvals, the product needs of their collaborators, if applicable, their financial resources and the market demand with respect to commercial products. During the three and nine months ended January 31, 2018, approximately, 53% and 78%, respectively, of our contract manufacturing revenue was derived from our two largest customers.

Based on our current commitments for manufacturing services from our two largest customers, we expect our future results of operations to be adversely affected until we are able to further expand and diversify our customer base.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss is equal to our net loss for all periods presented.

avid bioservices, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2018 (unaudited) (CONTINUED)

Impairment

Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. Long-lived assets are reported at the lower of carrying amount or fair value less cost to sell. For the nine months ended January 31, 2018 and 2017, there were no indicators of impairment of the value of our long-lived assets.

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

As of January 31, 2018 and April 30, 2017, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash equivalents, which are primarily invested in money market funds with one major commercial bank, are carried at fair value based on quoted market prices for identical securities (Level 1 input). In addition, there were no transfers between any Levels of the fair value hierarchy during the three and nine months ended January 31, 2018 and 2017.

Customer Deposits

Customer deposits primarily represent advance billings and/or payments received for services or raw materials from our third-party customers prior to the initiation of contract manufacturing services.

Revenue Recognition

We derive revenue from contract manufacturing services provided to our third-party customers. We recognize revenue in accordance with the authoritative guidance for revenue recognition when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured. We also comply with the authoritative guidance for revenue recognition regarding arrangements with multiple elements.

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

avid bioservices, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2018 (unaudited) (CONTINUED)

On occasion, we receive requests from customers to hold product that we have manufactured on a “bill-and-hold” basis. Revenue is recognized for these “bill-and-hold” arrangements in accordance with the authoritative guidance, which requires, among other things, the existence of a valid business purpose for the arrangement; the “bill-and-hold” arrangement is at the request of the customer; title and risk of ownership must pass to the customer; the product is complete and ready for shipment; a fixed delivery date that is reasonable and consistent with the customer’s business practices; the product has been separated from our inventory; and no further performance obligations by us exist.

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

Share-based Compensation

We account for stock options and other share-based awards granted under our equity compensation plans in accordance with the authoritative guidance for share-based compensation. The estimated fair value of share-based payments to employees in exchange for services is measured at the grant date, using a fair value based method, such as a Black-Scholes option valuation model, and is recognized as expense on a straight-line basis over the requisite service periods. The fair value of modifications to share-based awards, if any, is generally estimated using a Black-Scholes option valuation model, unless a lattice model is required. Forfeitures are recognized as a reduction of share-based compensation expense as they occur. As of January 31, 2018, there were no outstanding share-based awards with market or performance conditions.

Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from the maximum federal statutory rate of 35% to 21%. The Tax Act states that the 21% U.S. federal corporate tax rate is effective for tax years beginning on or after January 1, 2018. However, existing tax law, which was not amended under the Tax Act, governs when a change in tax rate is effective. Existing tax law provides that if the taxable year includes the effective date of any rate change (unless the change is the first date of the taxable year), taxes should be calculated by applying a blended rate to the taxable income for the year. Section 15 of the Internal Revenue Code stipulates that our blended federal rate is 29.73% for fiscal year 2018. We have not yet determined the impact the rate reduction will have on our gross deferred tax asset and liabilities and offsetting valuation allowance. However, we have a full allowance against the deferred tax asset and as a result there was no impact to income tax expense for the quarter ended January 31, 2018.

In conjunction with the tax law changes, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The ultimate impact, which is expected to be recorded by April 30, 2018, may differ from any provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the tax Act, and the fact that we cannot definitively predict what our deferred tax balance will ultimately be as of April 30, 2018.

avid bioservices, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2018 (unaudited) (CONTINUED)

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

The potential dilutive effect of stock options, shares of common stock expected to be issued under our ESPP, and warrants outstanding during the period are calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. The potential dilutive effect of our Series E Preferred Stock outstanding during the period was calculated using the if-converted method assuming the conversion of Series E Preferred Stock as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. However, because the impact of stock options, shares of common stock expected to be issued under our ESPP, warrants, and Series E Preferred Stock are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per common share amounts for the three and nine months ended January 31, 2018 and 2017.

The calculation of weighted average diluted shares outstanding for the three and nine months ended January 31, 2018 and 2017 excludes the dilutive effect of the following weighted average outstanding stock options and shares of common stock expected to be issued under our ESPP as their impact are anti-dilutive during periods of net loss:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017

Stock Options	115,425	–	78,427	–
ESPP	1,202	5,198	466	27,661
Total	116,627	5,198	78,893	27,661

The calculation of weighted average diluted shares outstanding for the three and nine months ended January 31, 2018 and 2017 also excludes the following weighted average outstanding stock options, warrants, shares of common stock expected to be issued under our ESPP, and Series E Preferred Stock (assuming the if-converted method), as their exercise price, purchase price and/or conversion price were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017

Stock Options	3,214,694	4,231,073	3,663,102	4,156,497
Warrants	39,040	39,040	39,040	39,040
Series E Preferred Stock	1,978,783	1,978,784	1,978,783	1,948,109
Total	5,232,517	6,248,897	5,680,925	6,143,646

During February 2018, we sold an aggregate of 10,294,445 shares of our common stock in connection with an underwritten public offering (Note 13), which are not included in the calculation of basic and dilutive net loss per common share for the three and nine months ended January 31, 2018.

avid bioservices, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2018 (unaudited) (CONTINUED)

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

Pending Adoption of Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers, which, along with subsequent amendments issued in 2015 and 2016, will replace substantially all current US GAAP revenue recognition guidance. ASU 2014-09, as amended, is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services utilizing a new five-step revenue recognition model. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09, as amended, is effective for our annual reporting period beginning May 1, 2018. The new guidance permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach where the new standard is applied in the financial statements starting with the year of adoption. Under both approaches, cumulative impact of the adoption is reflected as an adjustment to retained earnings (accumulated deficit) as of the earliest date presented in accordance with the new standard. We are continuing to assess the impact of the new guidance on our accounting policies and procedures and are evaluating the new requirements as applied to existing manufacturing contracts. While we continue to assess the impact of the new guidance, we believe the adoption of ASU 2014-09 will modify the way we analyze contracts. We have identified our revenue streams and based on our preliminary assessment, we believe the most significant impact may relate to the recognition of contract manufacturing revenue over a period of time rather than at a point in time. We plan to adopt ASU 2014-09, as amended, on May 1, 2018, on a modified retrospective basis.

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

avid bioservices, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2018 (unaudited) (CONTINUED)

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

3.       Trade and other RECEIVABLEs

Trade receivables are recorded at the invoiced amount net of an allowance for doubtful accounts, if necessary. Other receivables are reported at amounts expected to be collected net of an allowance for doubtful accounts, if necessary. Trade and other receivables consist of the following:

	January 31, 2018	April 30, 2017
Trade receivables (1)	$7,967,000	$7,274,000
Other receivables	–	468,000
Total trade and other receivables	$7,967,000	$7,742,000

______________

(1)             Represents amounts billed for contract manufacturing services.

We continually monitor our allowance for doubtful accounts for all receivables. We apply judgment in assessing the ultimate realization of our receivables and we estimate an allowance for doubtful accounts based on various factors, such as, the aging of accounts receivable balances, historical experience, and the financial condition of our customers. Based on our analysis of our receivables as of January 31, 2018 and April 30, 2017, we determined no allowance for doubtful accounts was necessary.

4.       PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related asset, generally ranging from three to ten years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Construction-in-progress, which represents direct costs related to the construction of various equipment and leasehold improvements associated with our manufacturing facilities, are not depreciated until the asset is completed and placed into service. No interest was incurred or capitalized as construction-in-progress as of January 31, 2018.

avid bioservices, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2018 (unaudited) (CONTINUED)

Property and equipment, net, consists of the following:

	January 31, 2018	April 30, 2017
Leasehold improvements	$20,579,000	$20,098,000
Laboratory equipment	10,683,000	10,777,000
Furniture, fixtures, office equipment and software	4,688,000	4,499,000
Construction-in-progress	2,558,000	2,841,000
Total property and equipment	38,508,000	38,215,000
Less accumulated depreciation and amortization	(12,183,000)	(11,700,000)
Total property and equipment, net	$26,325,000	$26,515,000

Depreciation and amortization expense for the three and nine months ended January 31, 2018 was $645,000 and $1,945,000, respectively. Depreciation and amortization expense for the three and nine months ended January 31, 2017 was $631,000 and $1,850,000, respectively.

5.       INVENTORIES

Inventories are recorded at the lower of cost or market (net realizable value) and primarily include raw materials, work-in-process (comprised of raw materials, direct labor and overhead costs associated with in-process manufacturing services), and finished goods (representing manufacturing services completed and ready for shipment) associated with contract manufacturing services. Overhead costs allocated to work-in-process inventory are based on the normal capacity of our production facilities and do not include costs from abnormally low production or idle capacity, which are expensed directly to cost of contract manufacturing in the period incurred. During the three and nine months ended January 31, 2018, we expensed $5,344,000 and $11,182,000, respectively, in idle capacity costs directly to cost of contract manufacturing in the accompanying condensed consolidated financial statements. No idle capacity costs were incurred during the same prior year periods. Cost is determined by the first-in, first-out method. Inventories consist of the following:

	January 31, 2018	April 30, 2017
Raw materials	$8,799,000	$11,304,000
Work-in-process	5,419,000	13,755,000
Finished goods	–	8,040,000
Total inventories	$14,218,000	$33,099,000

6.       STOCKHOLDERS’ EQUITY

Our ability to continue to fund our operations is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity.

On January 12, 2018, we filed a universal shelf registration statement with the SEC on Form S-3, File number 333-222548 (“January 2018 Shelf”), which was declared effective by the SEC on January 25, 2018, under which we may issue, from time to time, in one or more offerings, offer and sale either individually or in combination up to $125,000,000 of our securities, including common stock, preferred stock, debt securities and warrants. As of January 31, 2018, we had not issued any of our securities under the January 2018 Shelf. Subsequent to January 31, 2018, we issued securities under the January 2018 Shelf as further discussed in Note 13, “Subsequent Events”.

avid bioservices, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2018 (unaudited) (CONTINUED)

Sale of Common Stock

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

Series E Preferred Stock Dividend

The following table summarizes the Series E Preferred Stock quarterly dividend activity during the nine months ended January 31, 2018:

Declaration Date	Record Date	Payment Date	Dividends Paid	Dividend Per Share
6/6/2017	6/19/2017	7/3/2017	$1,081,000	$0.65625
9/5/2017	9/18/2017	10/2/2017	$1,081,000	$0.65625
12/7/2017	12/18/2017	1/2/2018	$1,081,000	$0.65625

Shares of Common Stock Authorized and Reserved for Future Issuance

We are authorized to issue up to 500,000,000 shares of our common stock. As of January 31, 2018, 45,257,180 shares of our common stock were issued and outstanding. In addition, our common stock outstanding as of January 31, 2018 excluded the following shares of our common stock reserved for future issuance:

•	5,433,646 shares of common stock reserved for issuance under outstanding option grants and available for issuance under our stock incentive plans;
•	1,303,770 shares of common stock reserved for and available for issuance under our ESPP;
•	39,040 shares of common stock issuable upon exercise of outstanding warrants; and
•	6,826,435 shares of common stock issuable upon conversion of our outstanding Series E Preferred Stock (1).

      _____________

(1)	The Series E Preferred Stock is convertible into a number of shares of our common stock determined by dividing the liquidation preference of $25.00 per share by the conversion price, currently $21.00 per share. If all of our outstanding Series E Preferred Stock were converted at the $21.00 per share conversion price, the holders of our Series E Preferred Stock would receive an aggregate of 1,961,619 shares of our common stock. However, we have reserved the maximum number of shares of our common stock that could be issued upon a change of control event assuming our shares of common stock are acquired for consideration of $5.985 per share or less. In this scenario, each outstanding share of our Series E Preferred Stock could be converted into 4.18 shares of our common stock, representing the Share Cap.

7.       equity compensation plans

Stock Incentive Plans

As of January 31, 2018, we had an aggregate of 5,433,646 shares of our common stock reserved for issuance under our stock incentive plans, of which, 3,989,356 shares were subject to outstanding options and 1,444,290 shares were available for future grants of share-based awards.

avid bioservices, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2018 (unaudited) (CONTINUED)

The following summarizes our stock option transaction activity for the nine months ended January 31, 2018:

Stock Options	Shares	Weighted Average Exercisable Price
Outstanding, May 1, 2017	4,081,548	$8.77
Granted	679,497	$4.17
Exercised	(117,019)	$3.40
Canceled or expired	(654,670)	$8.42
Outstanding, January 31, 2018	3,989,356	$8.70

Employee Stock Purchase Plan (ESPP)

We have reserved a total of 2,142,857 shares of our common stock to be purchased under our ESPP, of which 1,303,770 shares remained available to purchase at January 31, 2018, and are subject to adjustment as provided in the ESPP for stock splits, stock dividends, recapitalizations and other similar events. Under the ESPP, we sell shares to participants at a price equal to the lesser of 85% of the fair market value of our common stock at the (i) beginning of a six-month offering period, or (ii) end of the six-month offering period. The ESPP provides for two six-month offering periods each year; the first offering period begins on the first trading day on or after each May 1; the second offering period begins on the first trading day on or after each November 1. During the nine months ended January 31, 2018, 55,966 shares of our common stock were purchased under the ESPP at a purchase price of $3.87 per share.

Share-Based Compensation

Total share-based compensation expense related to share-based awards issued under our equity compensation plans is included in the accompanying unaudited condensed consolidated statements of operations as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017
Cost of contract manufacturing	$139,000	$23,000	$277,000	$89,000
Selling, general and administrative	259,000	389,000	589,000	1,183,000
Discontinued operations	14,000	457,000	340,000	1,319,000
Total	$412,000	$869,000	$1,206,000	$2,591,000

Share-based compensation from:
Stock options	$374,000	$815,000	$1,070,000	$2,369,000
ESPP	38,000	54,000	136,000	222,000
	$412,000	$869,000	$1,206,000	$2,591,000

As of January 31, 2018, the total estimated unrecognized compensation cost related to non-vested employee stock options was $2,605,000. This cost is expected to be recognized over a weighted average vesting period of 2.67 years based on current assumptions.

8.       WARRANTS

No warrants were issued or exercised during the three and nine months ended January 31, 2018. As of January 31, 2018, warrants to purchase 39,040 shares of our common stock at an exercise price of $17.29 were outstanding and are exercisable through August 30, 2018.

avid bioservices, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2018 (unaudited) (CONTINUED)

9.       RESTRUCTURING

On August 9, 2017, our Board of Directors approved, and our management implemented, a restructuring plan intended to reduce operating costs and improve cost efficiencies while we pursued strategic options for our research and development assets and focus our efforts on growing our CDMO business. Under this restructuring plan, which we completed in October 2017, we reduced our overall workforce by 57 employees. As a result, during the quarter ended October 31, 2017, we incurred an aggregate of $1,588,000 in restructuring costs consisting of one-time termination benefits, including severance, and other employee-related costs, of which $330,000 related to our research and development segment and $1,258,000 related to our contract manufacturing services segment. The restructuring costs associated with our research and development segment are included in loss from discontinued operations in the accompanying unaudited condensed consolidated financial statements for the nine months ended January 31, 2018 (Note 10). The restructuring costs associated with our contract manufacturing services segment are included in operating expenses in the accompanying unaudited condensed consolidated financial statements for the nine months ended January 31, 2018. All restructuring costs were paid as of January 31, 2018.

10.       Sale of research and development assets

Asset Assignment and Purchase Agreement

On February 12, 2018, we entered into an Asset Assignment and Purchase Agreement (the “Purchase Agreement”) with a third-party oncology therapeutics company (the “Buyer”) pursuant to which we sold to the Buyer the majority of our research and development assets, which included the assignment of certain exclusive licenses related to our former PS-targeting program, as well as certain other licenses and assets useful and/or necessary for the potential commercialization of bavituximab.

Pursuant to the Purchase Agreement, we expect to receive an aggregate of $8 million from the Buyer, payable in three installments over a period of approximately six and one-half months following the date of the Purchase Agreement, the first of which is due by March 14, 2018. We are also eligible to receive up to an additional $95 million in the event that the Buyer achieves certain development, regulatory and commercialization milestones with respect to bavituximab. In addition, we are eligible to receive royalties on net sales that are upward tiering into the mid-teens in the event that the Buyer commercializes and sells products utilizing bavituximab or the other transferred assets. The Buyer is responsible for all future research, development and commercialization of bavituximab, including all related intellectual property costs and all other future liabilities and obligations arising out of the ownership of the transferred assets (i.e., we remain obligated for all liabilities associated with the research and development assets associated with the Purchase Agreement incurred or arising prior to February 13, 2018). In addition, as part of the transaction, we and the Buyer agreed to diligently work in good faith to negotiate and enter into, within 90 days after the date of the Purchase Agreement, an agreement for us to provide future contract development and manufacturing activities to the Buyer in support of bavituximab.

Discontinued Operations

As a result of (i) the sale of our PS-targeting program, (ii) the held for sale classification of our R84 technology, (iii) the abandonment of our remaining research and development assets (including our intent to return the exosome technology back to the original licensor), and (iv) the strategic shift in our corporate direction to focus solely on our CDMO business that will have a major effect on our operations and financial results as we will no longer incur costs associated with research and development, the operating results from our research and development segment are reported as a loss from discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented (Note 1). Accordingly, the accompanying unaudited condensed consolidated financial statements for the three and nine months ended January 31, 2018 and 2017 reflect the operations of our research and development segment as a discontinued operation. The results of operations presented below include certain allocations that management believes fairly reflect the utilization of services to the research and development segment. The allocations do not include amounts related to general corporate administrative expenses or interest expense. Therefore, the results of operations from the research and development segment do not necessarily reflect what the results of operations would have been had the research and development segment operated as a stand-alone segment.

avid bioservices, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2018 (unaudited) (CONTINUED)

The following table summarizes the results of discontinued operations for the three and nine months ended January 31, 2018 and 2017:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017
Operating expenses:
Research and development	$374,000	$5,912,000	$7,590,000	$21,347,000
Selling, general and administrative	1,315,000	293,000	2,097,000	1,256,000
Restructuring charges	–	–	330,000	–

Total operating expenses	1,689,000	6,205,000	10,017,000	22,603,000

Other expense	387,000	–	387,000	–
Loss from discontinued operations	$2,076,000	$6,205,000	$10,404,000	$22,603,000

We will complete the accounting for the Purchase Agreement during the fourth quarter of our current fiscal year ending April 30, 2018. In addition, we expect to use a portion of our net operating losses to offset the taxable gain from the Purchase Agreement, if any, which could result in a partial release of our valuation allowance.

Assets Held for Sale

The carrying value of the assets and liabilities deemed a component of the discontinued research and development segment were not classified as “assets held for sale” in the accompanying unaudited condensed consolidated balance sheets at January 31, 2018 and April 30, 2017 since there were no related assets reported as of the respective balance sheet dates and the Buyer did not assume any liabilities under the Purchase Agreement.

11.       SEGMENT REPORTING

Changes in our Organizational Structure

Historically, our business had been organized into two reportable operating segments: (i) our research and development segment, and (ii) our contract manufacturing services segment. However, as a result of the aforementioned discontinued operation (Note 10), management has determined that the Company now operates in only one operating segment. Accordingly, effective January 31, 2018, we reported our financial results for one reportable segment to reflect this new organizational structure. The accounting policies of our one reportable segment are the same as those described in Note 2. In addition, the financial results of our discontinued research and development segment are reflected as a loss from discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented (Note 10).

12.       commitments and contingencies

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

avid bioservices, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JANUARY 31, 2018 (unaudited) (CONTINUED)

On October 10, 2013, a derivative and class action complaint, captioned Michaeli v. Steven W. King, et al., C.A. No. 8994-VCL, was filed in the Court of Chancery of the State of Delaware (the “Court”), purportedly on behalf of the Company, which was named a nominal defendant, against certain of our executive officers and our three former non-employee directors (collectively, the “Defendants”). On December 1, 2015, the plaintiffs filed an amended and supplemental derivative and class action complaint (the “Amended Complaint”). The Amended Complaint alleged that the Defendants breached their respective fiduciary duties in connection with certain purportedly improper compensation decisions made by our board of directors during the past four fiscal years ended April 30, 2015 and that our directors breached their fiduciary duty of candor by filing and seeking stockholder action on the basis of an allegedly materially false and misleading proxy statement for our 2013 annual meeting of stockholders. On May 15, 2017, the parties filed with the Court a Stipulation and Agreement of Compromise, Settlement and Release (the “Settlement”) setting forth the terms of the proposed settlement of the claims in the Amended Complaint. At a hearing on July 27, 2017, the Court issued an order approving the Settlement, which provided, among other things, that the three former non-employee directors agreed to pay or cause to be paid $1,500,000 to us, which amount is included as a reduction to selling, general and administrative expense in the accompanying unaudited condensed consolidated financial statements for the nine months ended January 31, 2018. We received such payment in full in August 2017.

13.       SUBSEQUENT EVENTS

Sale of Research and Development Assets

On February 12, 2018, we sold the majority of our research and development assets to a third-party oncology therapeutics company (Note 10).

Public Offering of Common Stock

On February 14, 2018, we entered into an underwriting agreement (the “Underwriting Agreement”) with Wells Fargo Securities, LLC, as representative for the underwriters identified therein (collectively, the “Underwriters”), relating to the issuance and sale in an underwritten public offering of 9,000,000 shares of our common stock, par value $0.001 per share, at a public offering price of $2.25 per share (the “Offering”). In addition, pursuant to the Underwriting Agreement, we also granted the Underwriters a 30-day option to purchase up to an additional 1,350,000 shares of our Common Stock under this Offering at the public offering price of $2.25 per share less the underwriting discounts and commissions to cover over-allotments, if any (the “Overallotment Option”).

On February 20, 2018, we completed the Offering pursuant to which we sold 10,294,445 shares of our Common Stock, including 1,294,445 shares sold pursuant to the Underwriter’s Overallotment Option at the public offering price of $2.25 per share. The aggregate gross proceeds we received from the Offering, including the shares sold pursuant to the Overallotment Option, was $23,163,000, before deducting underwriting discounts and commissions and other offering related expenses. We intend to use the net proceeds from the offering for the expansion of our contract manufacturing business and for general corporate purposes.

The Offering was made pursuant to a prospectus supplement filed with the SEC on February 14, 2018 under our January 2018 Shelf (Note 6). As of March 12, 2018, aggregate gross proceeds of up to $101,837,000 remained available to us under the January 2018 Shelf.

Series E Preferred Stock Dividend

On March 7, 2018, our Board of Directors declared a quarterly cash dividend of $0.65625 per share on our Series E Preferred Stock. The dividend payment is equivalent to an annualized 10.50% per share, based on the $25.00 per share stated liquidation preference, accruing from January 1, 2018 through March 31, 2018. The cash dividend is payable on April 2, 2018 to holders of the Series E Preferred Stock of record on March 19, 2018.

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

Overview

Avid Bioservices, Inc., (“Avid”), formerly known as Peregrine Pharmaceuticals, Inc., is a contract development and manufacturing organization (“CDMO”) committed to improving the lives of patients by manufacturing and delivering high quality pharmaceutical products. We provide a comprehensive range of services from process development to current Good Manufacturing Practices (“cGMP”) commercial manufacturing focused on biopharmaceutical products derived from mammalian cell culture. With 25 years of experience producing monoclonal antibodies and recombinant proteins in batch, fed-batch and perfusion modes, our services include cGMP clinical and commercial product manufacturing, bulk packaging, stability testing and regulatory strategy, submission and support. We also provide a variety of process development services, including cell line development and optimization, cell culture and feed optimization, analytical methods development and product characterization.

We have experience in performing process development and manufacturing of biologics since 1993 in our Franklin biomanufacturing facility, or Franklin Facility, located at our headquarters in Tustin, California. In March 2016, we expanded our manufacturing capacity through the launch of our Myford biomanufacturing facility, or Myford Facility, which more than doubled our manufacturing capacity. The 42,000 square foot facility, which is our second biomanufacturing facility, includes multiple single-use bioreactors up to the 2,000-liter manufacturing scale. The Myford Facility was designed to accommodate a fully disposable biomanufacturing process for products in clinical development to commercial. The Myford Facility is located adjacent to our Franklin Facility.

In February 2017, we leased an additional 42,000 square feet of vacant warehouse space within the same building as our existing Myford Facility to build a third biomanufacturing facility to support future revenue growth as demand warrants. The proximity of this space will allow us to utilize existing manufacturing infrastructure that we believe should enhance our manufacturing efficiencies and reduce the overall cost and timeframe to construct this third biomanufacturing facility.

In addition, we have a strong regulatory track record consisting of a 15-year inspection history with no significant impact on our business. We have been audited by several regulatory agencies, including the U.S. Food and Drug Administration (“FDA”), the European Medicines Agency, the Brazilian Health Surveillance Agency (“ANVISA”), the Canadian Health Authority and the California Department of Health. In addition, between 2005 and 2017, we completed six successful pre-approval inspections. We also completed four FDA inspections between 2013 to the most recently completed inspection in February 2018, none of which resulted in any Form 483 observations by the FDA. We have also been audited and qualified by large and small, domestic and foreign, pharmaceutical and biotechnology companies interested in the production of biologic material for clinical and commercial use.

Business Transition

In the fall of 2017, we announced our intent to cease our research and development activities and to transition our business to a dedicated CDMO. As part of our transition efforts, we have completed the following initiatives:

•	In August 2017, we instituted a number of strategic actions, including the reduction of our research and development workforce, designed to reduce costs and better position ourselves to achieve overall profitability;
•	In September 2017, we named Roger J. Lias, Ph.D., who has more than 20 years of management experience in the biologics CDMO industry, as the president of our contract manufacturing subsidiary. Dr. Lias was thereafter appointed our President and Chief Executive Officer in December 2017 as we transitioned to a dedicated CDMO;
•	In October and November 2017, we appointed a total of six new independent members to our board of directors, each of whom has relevant CDMO industry experience;
•	In November 2017, we named Tracy Kinjerski as our Vice President of Business Operations, who will focus on executing new business development initiatives with the objective of growing our commercial customer base;
•	On January 5, 2018, we formally changed our corporate name to Avid Bioservices, Inc. and adopted the new ticker symbol “CDMO” on The NASDAQ Capital Market to align with the new end-market focus and strategic positioning of our business;
•	By January 31, 2018, we classified our R84 technology as held for sale and we abandoned our remaining research and development assets (including our intent to return the exosome technology back to the original licensor); and
•	On February 12, 2018, we sold our PS-targeting program pursuant to an Asset Assignment and Purchase Agreement (as described in Note 10 to the accompanying unaudited condensed consolidated financial statements).

Strategic Objectives

Now that we have completed the transition of our business to a dedicated CDMO, we have established the following near-term strategic objectives:

•	Continue to invest in manufacturing facilities and infrastructure to maximize our facility utilization and support our customers’ clinical and commercial development and manufacturing requirements;
•	Broaden our sales force by hiring sales representatives to execute our business development initiatives in key markets; and
•	Expand and diversify our customer base by securing additional customers to support our future potential revenue growth beyond fiscal year 2018.

Results of Operations

The following table compares the unaudited condensed consolidated statements of operations from our continuing operations for the three and nine months ended January 31, 2018 and 2017.

	Three Months Ended January 31,			Nine Months Ended January 31,
	2018	2017	$ Change	2018	2017	$ Change
Contract manufacturing revenue	$6,819,000	$10,747,000	$(3,928,000)	$46,678,000	$39,726,000	$6,952,000
Cost of contract manufacturing	10,951,000	7,974,000	2,977,000	47,641,000	26,477,000	21,164,000
Gross profit (loss)	(4,132,000)	2,773,000	(6,905,000)	(963,000)	13,249,000	(14,212,000)

Operating expenses:
Selling, general & administrative	4,824,000	4,365,000	459,000	12,273,000	13,602,000	(1,329,000)
Restructuring charges	–	–	–	1,258,000	–	1,258,000

Total operating expenses	4,824,000	4,365,000	459,000	13,531,000	13,602,000	(71,000)

Operating loss	(8,956,000)	(1,592,000)	(7,364,000)	(14,494,000)	(353,000)	(14,141,000)

Other income (expense)
Interest and other income	42,000	25,000	17,000	83,000	71,000	12,000
Interest and other expense	(14,000)	(2,000)	(12,000)	(18,000)	(2,000)	(16,000)

Loss from continuing operations	$(8,928,000)	$(1,569,000)	$(7,359,000)	$(14,429,000)	$(284,000)	$(14,145,000)

Contract Manufacturing Revenue

Three Months:  The decrease in contract manufacturing revenue of $3,928,000 (37%) during the three months ended January 31, 2018 compared to the same period in the prior year was primarily due to a decrease in the number of manufacturing runs completed and shipped in the current year period compared to the same period in the prior year, which can primarily be attributed to a decrease in manufacturing demand from our second largest customer.

Nine Months: The increase in contract manufacturing revenue of $6,952,000 (17%) during the nine months ended January 31, 2018 compared to the same period in the prior year can primarily be attributed to revenue associated with several manufacturing runs in the aggregate amount of $9,924,000 used to support the process validation of a customer product, which product was ready for shipment in fiscal year 2017, but was deferred to fiscal year 2018 due to a shipping delay. This increase was offset partially offset by a decrease in manufacturing demand from our two largest customers. Excluding any future potential new business, we expect contract manufacturing revenue for the full fiscal year ending April 30, 2018 to decline in comparison to fiscal year 2017. Part of this decline is due to lower anticipated commitments from Halozyme, Inc., our largest customer, based on its most recent committed forecast (covering the three quarters ending September 30, 2018). As we seek to expand and diversify our customer base, we have secured five new customers since January 2017. These new customers are predominately in an earlier stage of development and, therefore, we expect that contract manufacturing revenue from these new customers during fiscal year 2018 will only partially offset the anticipated decrease in revenue from our other existing customers.

Therefore, based on our current commitments for manufacturing services and the anticipated completion of in-process manufacturing runs, we continue to expect contract manufacturing for the fiscal year ending April 30, 2018 to range from $50 to $55 million.

Gross Profit (Loss)

Three Months: During the three months ended January 31, 2018, gross margins declined to a negative 61% primarily driven by idle capacity costs in the current period, compared to gross margins of 26% for the same prior year three-month period, during which we incurred no idle capacity costs. Included within cost of contract manufacturing are idle capacity costs of $5,344,000, which negatively impacted gross margin by 78 percentage points for the three months ended January 31, 2018. This current period decline was further impacted by higher manufacturing costs associated with lower facility utilization in addition to the variability of manufacturing costs from product to product.

Nine Months: During the nine months ended January 31, 2018, gross margins declined to a negative 2%, primarily driven by idle capacity costs in the current period compared to 33% for the same prior year nine-month period, during which we incurred no idle capacity costs. Included within cost of contract manufacturing are idle capacity costs of $11,182,000 which negatively impacted gross margin by 24 percentage points for the nine months ended January 31, 2018. This current period decline was further impacted by higher manufacturing costs associated with lower facility utilization in addition to the variability of manufacturing costs from product to product.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of payroll and related expenses and share-based compensation expense (non-cash), for personnel in executive, finance, accounting, business development, legal, human resources, information technology, and other internal support functions. In addition, SG&A expenses include corporate legal fees, audit and accounting fees, investor relation expenses, non-employee director fees, facility related expenses, and other expenses relating to our general management, administration, and business development activities.

Three Months: The increase in SG&A expenses of $459,000 (11%) during the three months ended January 31, 2018 compared to the same prior year period was primarily due to a current year three-month period increases in legal and other related fees associated with a settlement agreement we entered into with certain investors during November 2018 regarding the composition of our board of directors and legal and advisory fees associated with the recent sale of our PS-targeting program (as described in Note 10 to the accompanying unaudited condensed consolidated financial statements).

Nine Months: The decrease in SG&A expenses of $1,329,000 (10%) during the nine months ended January 31, 2018 compared to the same prior year period was primarily due to current nine-month period decreases in payroll and related costs and non-employee director fees. The current period decrease in non-employee directors fees is attributed to the settlement terms of a derivative and class action complaint approved by the Court of Chancery of the State of Delaware on July 27, 2017, pursuant to which our former non-employee directors agreed to pay or cause to be paid $1,500,000 to us (as described in Note 12 to the accompanying unaudited condensed consolidated financial statements), which non-recurring amount was applied against non-employee director fees during the quarter ended July 31, 2017. This decrease during the nine months ended January 31, 2018 was offset by current year period increases in facility related expenses, legal fees, investor relation fees, audit and accounting fees and other general corporate expenses.

Restructuring Charges

Restructuring charges of $1,588,000 incurred during the quarter ended October, 31, 2017 were directly related to a restructuring plan we implemented in August 2017, pursuant to which we reduced our overall workforce by 57 employees in order to reduce operating costs and improve cost efficiencies while we pursued the license or sale of our research and development assets and focus our efforts on growing our CDMO business (as described in Note 9 to the accompanying unaudited condensed consolidated financial statements). Of the total restructuring charges incurred, $330,000 was related to our research and development segment and $1,258,000 related to our contract manufacturing services segment. The restructuring costs associated with our research and development segment are included in loss from discontinued operations in the accompanying unaudited condensed consolidated financial statements for the nine months ended January 31, 2018. The costs incurred under this restructuring plan, which was completed in October 2017, consisted of one-time termination benefits, including severance, and other employee related costs. We did not incur any restructuring charges during the three and nine months ended January 31, 2017.

Discontinued Operations

As a result of (i) the sale of our PS-targeting program (as described in Note 10 to the accompanying unaudited condensed consolidated financial statements), (ii) the held for sale classification of our R84 technology, (iii) the abandonment of our remaining research and development assets (including our intent to return the exosome technology back to the original licensor), and (iv) the strategic shift in our corporate direction to focus solely on our CDMO business that will have a major effect on our operations and financial results as we will no longer incur costs associated with research and development, the operating results from our research and development segment are reported as a loss from discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented.

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial position and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We review our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. During the three and nine months ended January 31, 2018, there were no significant changes in our critical accounting policies as previously disclosed by us in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2017, other than those related to discontinued operations as described in Note 2, “Summary of Significant Accounting Policies” in the accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

We have expended substantial funds on our contract manufacturing business and, historically, on the research and development of pharmaceutical product candidates. As a result, we have historically experienced losses and negative cash flows from operations since our inception and, although we have discontinued our research and development segment (as described in Note 1 to the accompanying unaudited condensed consolidated financial statements), we expect negative cash flows from operations to continue for the foreseeable future until we can generate sufficient revenue to achieve profitability. Therefore, unless and until we are able to generate sufficient revenue, we expect such losses to continue during the remainder of fiscal year 2018 and in the foreseeable future.

Our ability to fund our operations is dependent on the amount of cash on hand and our ability to generate sufficient revenue to cover our operations. At January 31, 2018, we had $17,938,000 in cash and cash equivalents and in February 2018, we raised $23,163,000 in gross proceeds from the sale of our common stock pursuant to an underwritten public offering (as described in Note 13 to the accompanying unaudited condensed consolidated financial statements). At February 28, 2018, our cash and cash equivalents balance increased to $41,688,000.

Although it is difficult to predict all of our future liquidity requirements, we believe that our cash and cash equivalents on hand combined with the remaining projected cash receipts from manufacturing services under our current backlog and the aggregate of $8,000,000 in upfront payments we expect to receive over the next six (6) months from the recent sale of our PS-targeting program (as described in Note 10 to the accompanying unaudited condensed consolidated financial statements) will be sufficient to fund our operations through March 2019 without securing any new business or raising any additional capital. In addition, in the event a customer timely cancels its commitments prior to the initiation of manufacturing services, we may be required to refund some or all of the amounts paid to us in advance under those canceled commitments, which would have a negative impact on our liquidity, our reported backlog and revenue guidance. As such, we expect our current backlog (as further discussed in the “Backlog” section below) to be insufficient to cover our operating costs over the near term unless we are able to generate new business or further restructure our operations.

In the event we are unable to secure sufficient business to support our operations, we may need to raise additional capital in the future. Our ability to raise additional capital in the equity markets to fund our obligations in future periods is dependent on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, and adverse financial results. If we are unable to either raise sufficient capital in the equity markets or generate additional revenue, we may need to further restructure, or cease, our operations. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that our accompanying unaudited condensed consolidated financial statements are issued.

Significant components of the changes in cash flows from operating, investing, and financing activities for the nine months ended January 31, 2018 compared to the same prior year period are as follows:

Net Cash Used In Operating Activities. Net cash used in operating activities represents our (i) net loss, as reported, (ii) less non-cash operating expenses, and (iii) net changes in the timing of cash flows as reflected by the changes in operating assets and liabilities, as described in the below table:

	Nine Months Ended January 31,
	2018	2017
Net loss, as reported	$(24,833,000)	$(22,887,000)
Less non-cash operating expenses:
Share-based compensation	1,206,000	2,591,000
Depreciation and amortization	1,945,000	1,850,000
Loss on disposal of property and equipment	401,000	–
Net cash used in operating activities before changes in operating assets and liabilities	$(21,281,000)	$(18,446,000)
Net change in operating assets and liabilities	$(6,820,000)	$(9,170,000)
Net cash used in operating activities	$(28,101,000)	$(27,616,000)

Net cash used in operating activities increased $485,000 to $28,101,000 for the nine months ended January 31, 2018 compared to net cash used in operating activities of $27,616,000 for the nine months ended January 31, 2017. This increase in net cash used in operating activities was due to an increase of $2,835,000 in our net loss reported for the current nine-month period after deducting non-cash operating expenses as described in the above table, offset by a net change in operating assets and liabilities of $2,350,000 primarily due to the timing of cash receipts and expenditures associated with deferred revenue, customer deposits, inventories, trade and other receivables, accounts payable, and accrued clinical trial and related fees.

Net Cash Used In Investing Activities. Net cash used in investing activities for the nine months ended January 31, 2018 and 2017, was $2,144,000 and $2,439,000, respectively, which amounts primarily consisted of property and equipment acquisitions related to our manufacturing operations.

Net Cash Provided By Financing Activities. Net cash provided by financing activities for the nine months ended January 31, 2018 and 2017, was $1,384,000 and $10,171,000, respectively.

Net cash provided by financing activities during the nine months ended January 31, 2018 consisted of (i) $4,193,000 in net proceeds from the sale of shares of our common stock under an At Market Issuance Sales Agreement, (ii) $217,000 in net proceeds from the purchase of shares of our common stock under our Employee Stock Purchase Plan (“ESPP”), and (iii) $398,000 in net proceeds from stock option exercises, which amounts were offset by dividends paid on our issued and outstanding Series E Preferred Stock of $3,244,000 and principal payments on a capital lease of $180,000.

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

Backlog

Our backlog represents, as of a point in time, future contract manufacturing revenue from work not yet completed under signed contracts. As of January 31, 2018, our backlog was approximately $39 million, the majority of which, we expect to recognize over the next twelve (12) months, compared to approximately $70 million as of January 31, 2017. In addition, in the event a customer timely cancels its commitments prior to the initiation of manufacturing services, we may be required to refund some or all of the amounts paid to us in advance under those canceled commitments, which would have a negative impact on our liquidity, our reported backlog and our future revenue.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our cash and cash equivalents are primarily invested in money market funds with one major commercial bank with the primary objective to preserve our principal balance. Our deposits held with this bank exceed the amount of government insurance limits provided on our deposits and, therefore, we are exposed to credit risk in the event of default by the major commercial bank holding our cash balances. However, these deposits may be redeemed upon demand and, therefore, bear minimal risk. In addition, while changes in U.S. interest rates would affect the interest earned on our cash balances at January 31, 2018, such changes would not have a material adverse effect on our financial position or results of operations based on historical movements in interest rates.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2018, the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2018.

There were no significant changes in our internal control over financial reporting, during the quarter ended January 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The information required by this Item is incorporated by reference to Note 12, “Commitments and Contingencies,” in Part I, Item 1, “Financial Information.”

Item 1A.	Risk Factors.

There have been no material changes to the risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2017, except for the following risk factors:

If we cannot secure additional business, we may have to raise additional capital or further restructure, or cease, our operations.

We have expended substantial funds on our contract manufacturing business and, historically, on the research and development of pharmaceutical product candidates. As a result, we have historically experienced losses and negative cash flows from operations since our inception and, although we have discontinued our research and development segment (as described in Note 1 to the accompanying unaudited condensed consolidated financial statements), we expect negative cash flows from operations to continue for the foreseeable future until we can generate sufficient revenue to achieve profitability. Therefore, unless and until we are able to generate sufficient revenue, we expect such losses to continue during the remainder of fiscal year 2018 and in the foreseeable future.

Our ability to fund our operations is dependent on the amount of cash on hand and our ability to generate sufficient revenue to cover our operations. At January 31, 2018, we had $17,938,000 in cash and cash equivalents and in February 2018, we raised $23,163,000 in gross proceeds from the sale of our common stock pursuant to an underwritten public offering (as described in Note 13 to the accompanying unaudited condensed consolidated financial statements). At February 28, 2018, our cash and cash equivalents balance increased to $41,688,000.

Although it is difficult to predict all of our future liquidity requirements, we believe that our cash and cash equivalents on hand combined with the remaining projected cash receipts from manufacturing services under our current backlog and the aggregate of $8,000,000 in upfront payments we expect to receive over the next six (6) months from the recent sale of our PS-targeting program (as described in Note 10 to the accompanying unaudited condensed consolidated financial statements) will be sufficient to fund our operations through March 2019 without securing any new business or raising any additional capital. In addition, in the event a customer timely cancels its commitments prior to the initiation of manufacturing services, we may be required to refund some or all of the amounts paid to us in advance under those canceled commitments, which would have a negative impact on our liquidity, our reported backlog and revenue guidance. As such, we expect our current backlog (as further discussed in the above “Backlog” section) to be insufficient to cover our operating costs over the near term unless we are able to generate new business or further restructure our operations.

In the event we are unable to secure sufficient business to support our operations, we may need to raise additional capital in the future. Our ability to raise additional capital in the equity markets to fund our obligations in future periods is dependent on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, and adverse financial results. If we are unable to either raise sufficient capital in the equity markets or generate additional revenue, we may need to further restructure, or cease, our operations. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that our accompanying unaudited condensed consolidated financial statements are issued.

Our operating results will be adversely affected if we are unable to maximize our facility capacity utilization.

We have recently experienced idle manufacturing capacity due primarily to unexpected declines in commitments from existing customers, and we may continue to experience such idle manufacturing capacity unless commitments from these existing customers return to historical levels and/or we secure new customers. Our operating results are significantly influenced by our capacity utilization and, as such, if we are unable to utilize our facilities to capacity, our margins could be adversely affected, and our results of operations and financial condition will continue to be adversely affected. Further, while we continue to expand our manufacturing infrastructure, our revenue volume may be insufficient to ensure the economical operation of any such expanded capacity, in which case our results of operations could be adversely affected.

We have had significant losses, anticipate future losses and may never achieve profitability.

We have incurred net losses in most fiscal years since we began operations in 1981, including net losses of $28,159,000 and $55,652,000 for the fiscal years ended April 30, 2017 and 2016, respectively. As of January 31, 2018, we had an accumulated deficit of $562,149,000. In addition, we expect negative cash flows from operations to continue for the foreseeable future until we can generate sufficient revenue to achieve profitability. Further, if we fail to generate sufficient revenue, we may never achieve profitability.

We depend on spending and demand from our customers for our contract manufacturing and development services and any reduction in spending or demand could have a material adverse effect on our business.

The amount that our customers spend on the development and manufacturing of their products or product candidates, particularly the amount our customers choose to spend on outsourcing these services to us, substantially impacts our revenue and profitability. The outcomes of our customers’ research, development and marketing also significantly influence the amount that our customers choose to spend on our services and offerings. Our customers determine the amounts that they will spend on our services based upon, among other things, the clinical and market success of their products, available resources, access to capital and their need to develop new products, which, in turn, depend upon a number of other factors, including their competitors’ research, development and product initiatives and the anticipated market for any new products, as well as clinical and reimbursement scenarios for specific products and therapeutic areas. Further, increasing consolidation in the pharmaceutical industry may impact such spending, particularly in the event that any of our customers choose to develop or acquire integrated manufacturing operations. Any reduction in customer spending on biologics development and related services as a result of these and other factors could have a material adverse effect on our business, results of operations and financial condition.

The consumers of the products we manufacture for our customers may significantly influence our business, results of operations and financial condition.

We depend on, and have no control over, consumer demand for the products we manufacture for our customers. Consumer demand for our customers’ products could be adversely affected by, among other things, delays in health regulatory approval, the inability of our customers to demonstrate the efficacy and safety of their products, the loss of patent and other intellectual property rights protection, the emergence of competing or alternative products, including generic drugs, the degree to which private and government payment subsidies for a particular product offset the cost to consumers and changes in the marketing strategies for such products. If the products we manufacture for our customers do not gain market acceptance, our revenues and profitability may be adversely affected.

We believe that continued changes to the healthcare industry, including ongoing healthcare reform, adverse changes in government or private funding of healthcare products and services, legislation or regulations governing the privacy of patient information or patient access to care, or the delivery, pricing or reimbursement of pharmaceuticals and healthcare services or mandated benefits, may cause healthcare industry participants to purchase fewer services from us or influence the price that others are willing to pay for our services. Changes in the healthcare industry’s pricing, selling, inventory, distribution or supply policies or practices could also significantly reduce our revenue and profitability.

If production volumes of key products that we manufacture for our customers continue to decline, results of operations and financial condition may continue to be adversely affected.

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

Earlier in fiscal year 2018, we announced our intent to transition to a dedicated contract manufacturer and, in connection with such transition, pursue strategic options to license or divest our research and development assets. As a result of this transition, during the quarter ended October 31, 2017, we reduced our overall workforce as part of a series of strategic actions to reduce costs and better position us to achieve potential profitability. Now that we have completed our transition to a dedicated contract manufacturer, we intend to grow our business operations as demand increases and increase the number of our employees to accommodate such potential growth, which may cause us to experience periods of rapid growth and expansion. This potential future growth could create a strain on our organizational, administrative and operational infrastructure, including manufacturing operations, quality control, technical support and other administrative functions. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls.

As our commercial operations and sales volume grow, we will need to continue to increase our capacity for manufacturing, customer service, billing and general process improvements and expand our internal quality assurance program, among other things. We may also need to purchase additional equipment, some of which can take several months or more to procure, set up and validate, and increase our manufacturing, maintenance, software and computing capacity to meet increased demand. These increases in scale, expansion of personnel, purchase of equipment or process enhancements may not be successfully implemented.

If we are unable to protect the confidentiality of our customers’ proprietary information, we may be subject to claims.

Many of the formulations used and processes developed by us in manufacturing our customers’ products are subject to trade secret protection, patents or other intellectual property protections owned or licensed by such customer. While we make significant efforts to protect our customers’ proprietary and confidential information, including requiring our employees to enter into agreements protecting such information, if any of our employees breaches the non-disclosure provisions in such agreements, or if our customers make claims that their proprietary information has been disclosed, our reputation may suffer damage and we may become subject to legal proceedings that could require us to incur significant expenses and divert our management’s time, attention and resources.

Our services and our customers’ products may infringe on or misappropriate the intellectual property rights of third parties.

Any claims that our services infringe the rights of third parties, including claims arising from any of our customer engagements, regardless of their merit or resolution, could be costly and may divert the efforts and attention of our management and technical personnel. We may not prevail in such proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If such proceedings result in an adverse outcome, we could be required, among other things, to pay substantial damages, discontinue the use of the infringing technology, expend significant resources to develop non-infringing technology, license such technology from the third party claiming infringement (which license may not be available on commercially reasonable terms or at all) and/or cease the manufacture, use or sale of the infringing processes or offerings, any of which could have a material adverse effect on our business.

In addition, our customers’ products may be subject to claims of intellectual property infringement and such claims could materially affect our business if their products cease to be manufactured and they have to discontinue the use of the infringing technology which we may provide. Any of the foregoing could affect our ability to compete or could have a material adverse effect on our business, financial condition and results of operations.

If we do not enhance our existing or introduce new service offerings in a timely manner, our offerings may become obsolete or uncompetitive over time, customers may not buy our offerings and our revenue and profitability may decline.

Demand for our manufacturing services may change in ways that we may not anticipate due to evolving industry standards and customer needs that are increasingly sophisticated and varied, as well as the introduction by others of new offerings and technologies that provide alternatives to our offerings. In the event we are unable to offer or enhance our service offerings or expand our manufacturing infrastructure to accommodate requests from our customers and potential customers, our offerings may become obsolete or uncompetitive over time, in which case our revenue and operating results would suffer. For example, if we are unable to respond to changes in the nature or extent of the technological or other needs of our customers through enhancing our offerings, our competition may develop offerings that are more competitive than ours and we could find it more difficult to renew or expand existing agreements or obtain new agreements. Potential innovations intended to facilitate enhanced or new offerings generally will require a substantial capital investment before we can determine their commercial viability, and we may not have financial resources sufficient to fund all desired innovations. Even if we succeed in creating enhanced or new offerings, however, they may still fail to result in commercially successful offerings or may not produce revenue in excess of our costs of development, and they may be rendered obsolete by changing customer preferences or the introduction by our competitors of offerings embodying new technologies or features. Finally, the marketplace may not accept our innovations due to, among other things, existing patterns of clinical practice, the need for regulatory clearance and/or uncertainty over market access or government or third-party reimbursement.

We operate in a highly competitive market and competition may adversely affect our business.

We operate in a market that is highly competitive. Our competition in the contract manufacturing market includes full-service contract manufacturers and large pharmaceutical companies offering third-party manufacturing services to fill their excess capacity. We may also compete with the internal operations of those pharmaceutical companies that choose to source their product offerings internally. Additionally, several large pharmaceutical companies have recently sought to divest portions of their manufacturing capacity, and any such divested businesses may compete with us in the future. In addition, most of our competitors may have substantially greater financial, marketing, technical or other resources than we do. Moreover, additional competition may emerge, particularly in lower-cost jurisdictions such as India and China, which could, among other things, result in a decrease in the fees paid for our services, which may adversely affect our results of operations and financial condition.

We rely on third parties to supply most of the necessary raw materials and supplies for the products we manufacture on behalf of our customers and our inability to obtain such raw materials or supplies may adversely impact our business, results of operations and financial condition.

Our operations require various raw materials, including proprietary media, resins, buffers, filters, in addition to numerous additional raw materials supplied primarily by third parties. We or our customers specify the raw materials and other items required to manufacture their product and, in some cases, specify the suppliers from whom we must purchase these raw materials. In certain instances, the raw materials and other items can only be supplied by a limited number of suppliers or in limited quantities. If third-party suppliers do not supply raw materials or other items on a timely basis, it may cause a manufacturing run to be delayed or canceled which would adversely impact our results of operations and financial condition.

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

Our contract manufacturing operations involve, and our prior activities with respect to our recently sold research and development assets involved, the controlled use of hazardous materials and chemicals. We are subject to federal, state and local laws and regulations in the U.S. governing the use, manufacture, storage, handling and disposal of hazardous materials and chemicals. Although we believe that our procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we may incur significant additional costs to comply with applicable laws in the future. Also, even if we are in compliance with applicable laws, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials or chemicals. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our contract manufacturing operations, which could materially harm our business, financial condition and results of operations.

We are subject to product liability claims.

Our contract manufacturing services expose us to an inherent risk of liability, as the antibodies or other substances we manufacture, at the request and to the specifications of our customers, could possibly cause adverse effects or have product defects. We obtain agreements from our customers indemnifying and defending us from any potential liability arising from such risk. However, these indemnification agreements may not adequately protect us against potential claims relating to such contract manufacturing services or protect us from being named in a possible lawsuit. Although we have procured insurance coverage, we may not be able to maintain our existing coverage or obtain additional coverage on commercially reasonable terms, or at all, or such insurance may not provide adequate coverage against all potential claims to which we might be exposed. Additionally, any lawsuits in which we may be named could be costly to defend and could result in significant liabilities, adverse publicity and diversion of our management’s time, attention and resources. A partially successful or completely uninsured claim against us could materially harm our business, financial condition and results of operations.

If we lose qualified management, including manufacturing or scientific personnel or are unable to attract and retain such personnel, we may be unable to successfully manufacture our customers’ products.

Our success is dependent, in part, upon a limited number of key executive officers, each of whom is an at-will employee. For example, because of his extensive understanding of our contract manufacturing operations and technologies, the loss of Roger J. Lias, Ph.D, our President and Chief Executive Officer, would adversely affect our contract manufacturing operations during the six- to twelve-month period that we estimate it would take to find a qualified replacement.

We also believe that our future success will depend largely upon our ability to attract and retain highly-skilled manufacturing and process development personnel. We face intense competition in our recruiting activities, including competition from larger companies with greater resources. The loss of certain key employees or our inability to attract and retain other qualified employees could negatively affect our operations and financial performance.

U.S. federal income tax reform could adversely affect us and our stockholders.

The Tax Cuts and Jobs Act, or TCJA, significantly reforms the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, effectuates the migration from a “worldwide” system of taxation to a territorial system and modifies or repeals many business deductions and credits. We continue to examine the impact the TCJA may have on our business. While we continue to evaluate the effect of the TCJA on our business, including our projection of minimal cash taxes and our net operating losses, the impact of such tax reform on holders of our common stock is uncertain and may be adverse.

We may face additional liabilities associated with our prior research and development activities.

We recently sold the majority of our research and development assets, including our development-stage immunotherapy product, bavituximab. As a result, we are no longer pursuing our prior research and development activities, including the clinical development associated therewith. We may still face unknown liabilities associated with these prior activities. For example, in the course of our prior development of our product candidate, bavituximab, we contracted with third parties to conduct a series of clinical trials and although we maintain product liability insurance for clinical studies in the amount of $10,000,000 per occurrence or $10,000,000 in the aggregate on a claims-made basis, as well as country-specific coverage where required for clinical sites located in foreign countries, our coverage may not be adequate in the event we face a product liability claim due to an adverse effect resulting from any of such trials. Any liabilities arising from our prior research and development activities that are not covered by our insurance coverage could negatively impact our financial position and results of operations.

We may be subject to various litigation claims and legal proceedings.

We, as well as certain of our directors and officers, may be subject to claims or lawsuits during the ordinary course of business. Regardless of the outcome, these lawsuits may result in significant legal fees and expenses and could divert management’s time and other resources. If the claims contained in these lawsuits are successfully asserted against us, we could be liable for damages and be required to alter or cease certain of our business practices. Any of these outcomes could cause our business, financial performance and cash position to be negatively impacted.

A significant number of shares of our common stock are issuable pursuant to outstanding options and convertible securities, and we may issue additional shares of common stock in the future. Sales or conversions of these shares will dilute the interests of other security holders and may depress the price of our common stock.

As of January 31, 2018, 5,433,646 shares of common stock reserved for issuance under outstanding option grants and available for issuance under our stock incentive plans and outstanding warrants to purchase up to 39,040 shares of common stock. Additionally, as of January 31, 2018, there were 1,303,770 shares of common stock reserved for and available for issuance under our ESPP and up to 6,826,435 shares of common stock issuable upon conversion of our outstanding Series E Preferred Stock. The issuance of additional shares of common stock upon the exercise or conversion, as applicable, of any of the foregoing securities, or the perception that such issuances may occur, would have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.

Our highly volatile stock price may adversely affect the liquidity of our common stock.

The market price of our common stock has generally been highly volatile and is likely to continue to be highly volatile. For instance, the market price of our common stock has ranged from $1.97 to $14.00 per share over the last three fiscal years ended April 30, 2017 (as adjusted to reflect the 1-for-7 reverse stock split of our issued and outstanding common stock that took effect on July 10, 2017).

In addition, the market price of our common stock may be significantly impacted by many factors, including, but not limited to:

•	our loss of a significant customer;
•	uncertainties about our ability to continue to fund our operations beyond the next twelve months;
•	significant changes in our financial results or that of our competitors, including our ability to continue as a going concern;
•	our ability to meet revenue projections;
•	the offering and sale of shares of our common stock, either sold at market prices or at a discount under an equity transaction;
•	significant changes in our capital structure;
•	published reports by securities analysts;
•	announcements of partnering transactions, licensing agreements, joint ventures, strategic alliances, and any other transaction that involves the development, sale or use of our technologies or competitive technologies;
•	regulatory developments, including possible delays, and product safety concerns;
•	outcomes of significant litigation, disputes and other legal or regulatory proceedings;
•	general stock trends in the biotechnology and pharmaceutical industry sectors;
•	public concerns as to the safety and effectiveness of the products we manufacture;
•	economic trends and other external factors, including but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and
•	healthcare reimbursement reform and cost-containment measures implemented by government agencies.

These and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock, and may otherwise negatively affect the liquidity of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a)	Exhibits:

3.1	Certificate of Incorporation of Avid Bioservices, Inc., a Delaware corporation, as amended through January 5, 2018. *
4.1	Form of Indenture (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on January 12, 2018). **
10.1	Settlement Agreement, dated November 27, 2017, by and among Avid Bioservices, Inc., Ronin Trading, LLC, Ronin Capital, LLC, SWIM Partners LP, SW Investment Management LLC, John S. Stafford, III, Stephen White and Roger Farley (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 28, 2017). **
10.2	Severance Agreement and Mutual General Release between Steven W. King and Avid Bioservices, Inc. dated December 22, 2017. *
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350. *
101.INS	XBRL Taxonomy Extension Instance Document. *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *
101.PRE	XBRL Presentation Extension Linkbase Document. *

__________

*	Filed herewith.
**	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVID BIOSERVICES, INC.

Date: March 12, 2018	By:	/s/ Roger J. Lias, Ph.D.
Roger J. Lias, Ph.D. President and Chief Executive Officer

Date: March 12, 2018	By:	/s/ Paul J. Lytle
Paul J. Lytle Chief Financial Officer (signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)

