Form 10-K
period 2018-04-30
Avid Bioservices, Inc.
filed 2018-07-16
CIK 704562

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2018

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

The aggregate market value of the common stock held by non-affiliates as of October 31, 2017 was $206,312,000.

Number of shares of common stock outstanding as of July 10, 2018: 55,793,107

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended April 30, 2018.

AVID BIOSERVICES, INC.

Fiscal Year 2018

Annual Report on Form 10-K

PART I

In this Annual Report on Form 10-K (the “Annual Report”), unless the context otherwise indicates, the terms “we,” “us,” “our,” “Company” and “Avid” refer to Avid Bioservices, Inc. (formerly known as Peregrine Pharmaceuticals, Inc.) and its consolidated subsidiaries. In addition to historical information, this Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. The inclusion of forward-looking statements should not be regarded as a representation by us or any other person that the objectives or plans will be achieved because our actual results may differ materially from any forward-looking statement. The words “may,” “should,” “plans,” “believe,” “anticipate,” “estimate,” “expect,” their opposites and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. We caution readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements, including but not limited to, those risk factors outlined in the section titled “Risk Factors” as well as those discussed elsewhere in this Annual Report. You should not duly rely on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Annual Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports that we file from time to time with the Securities and Exchange Commission (“SEC”) after the date of this Annual Report.

Avid Bioservices® is a registered trademark of Avid Bioservices, Inc. All other brand names or trademarks appearing in this Annual Report are the property of their respective holders.

Item 1.	Business

Overview

We are a dedicated contract development and manufacturing organization (“CDMO”) that provides a comprehensive range of services from process development to current Good Manufacturing Practices (“cGMP”) commercial manufacturing focused on biopharmaceutical products derived from mammalian cell culture. With 25 years of experience producing monoclonal antibodies and recombinant proteins in batch, fed-batch and perfusion modes, our services include cGMP clinical and commercial product manufacturing, purification, bulk packaging, stability testing and regulatory submissions and support. We also provide a variety of process development services, including cell line development and optimization, cell culture and feed optimization, analytical methods development and product characterization.

We have experience in performing process development and manufacturing of biologics since 1993 in our Franklin biomanufacturing facility (“Franklin Facility”) located at our headquarters in Tustin, California. In March 2016, we expanded our manufacturing capacity through the commissioning of our Myford biomanufacturing facility (“Myford Facility”) which more than doubled our manufacturing capacity. The 42,000 square foot facility, which is our second biomanufacturing facility, includes multiple single-use bioreactors up to the 2,000-liter manufacturing scale. The Myford Facility was designed to accommodate a fully disposable biomanufacturing process for products in clinical development to commercial. The Myford Facility is located adjacent to our Franklin Facility.

Business Transition

In the fall of 2017, we announced our intent to cease our research and development activities and to transition our business to a dedicated CDMO, which we completed during the fourth quarter of fiscal year 2018. As part of our transition efforts, we completed the following initiatives:

•	In August 2017, we instituted a number of strategic actions, including the reduction of our research and development workforce, designed to reduce costs and better position ourselves as a dedicated CDMO;

•	In September 2017, we named Roger J. Lias, Ph.D., who has more than 20 years of management experience in the biologics CDMO industry, as the president of our contract manufacturing subsidiary. Subsequently, in December 2017, we appointed Dr. Lias as our President and Chief Executive Officer as we transitioned to a dedicated CDMO;

•	In October and November 2017, we appointed a total of six new independent members to our board of directors, each of whom has relevant CDMO industry experience;

•	In November 2017, we named Tracy Kinjerski as our Vice President of Business Operations, who will focus on executing new business development initiatives with the objective of growing our commercial customer base;

•	On January 5, 2018, we amended our Certificate of Incorporation to change our corporate name to Avid Bioservices, Inc. and we adopted the new ticker symbol “CDMO” on The NASDAQ Capital Market to align with the new end-market focus and strategic positioning of our business;

•	By January 31, 2018, we classified our R84 technology as held for sale and abandoned our remaining research and development assets (including our intent to return the exosome technology back to the original licensor);

•	On February 12, 2018, we sold our phosphatidylserine (PS)-targeting program pursuant to an Asset Assignment and Purchase Agreement (as described in Note 9 to the accompanying consolidated financial statements); and

•	On February 20, 2018 we closed an underwritten public offering of our common stock pursuant to which we sold 10,294,445 shares of our common stock at an offering price of $2.25 per share for aggregate gross proceeds of $23,163,000 before deducting underwriting discounts, commissions and other offering related expenses of $1,669,000 (as described in Note 4 to the accompanying consolidated financial statements).

During our transition, we established and began executing on the following near-term strategic objectives:

•	Expand existing customer relationships and diversify our customer base by securing additional customers to support our potential future revenue growth beyond fiscal year 2018. Since undertaking our transition to a dedicated CDMO in the fall of 2017, we have executed service agreements with 5 new customers, as well as expanded existing client programs and added additional projects from existing customers.

•	Continue to invest in manufacturing facilities and infrastructure to maximize our facility utilization and support our clients’ clinical and commercial development and manufacturing requirements. We are currently in the process of expanding and optimizing our process development capabilities and laboratory space, which includes expanding our total available process development laboratory space to more than 6,000 square feet, upgrading the infrastructure and equipment within our existing process development laboratories, and implementing new state-of-the-art technologies and equipment designed to facilitate efficient, high-throughput development of innovative upstream and downstream manufacturing processes. We are strategically conducting this work in phases to avoid disruption to current customer programs, with the first new laboratories expected to be operational during the third quarter of calendar year 2018. In addition, on May 8, 2018, we announced the appointment of Magnus Schroeder, Ph.D., as Vice President of Process Sciences, further strengthening our Process Development department and senior executive management team.

•	Broaden our sales force by hiring sales representatives to execute our business development initiatives in key markets. For the first time, we have hired a business development lead on the east coast, who has more than 26 years of relevant industry experience, including a 22-year tenure with a global integrated solutions provider to the pharmaceutical and biotechnology industries. This individual will play a key role in our new customer acquisition efforts in the eastern half of North America, while supporting our existing clients in the same territory. In addition, we recently hired a business development lead for the western half of North America. This individual brings more than 25 years of sales experience, of which 18 years include direct biologics CDMO experience.

Our Competitive Strengths

We believe that we are well-positioned to address the market for outsourced development and manufacturing of biopharmaceuticals derived from mammalian biologics due to the following factors:

•	Expertise in Mammalian Biologics: We believe that recent consolidation in the CDMO industry has resulted in a limited number of nimble, independent CDMOs with mammalian biologics development and manufacturing capabilities. The mammalian cell culture production method is highly suitable for manufacturing complex molecules and we believe the benefits of the mammalian cell culture production method have played a significant role in accelerating the proliferation of biologics therapies. We believe we are well positioned in the industry given our expertise in mammalian biologics.

•	Broad Spectrum of Services to Support Customers from Early Stage Development to Commercial: We provide fully integrated and customized biomanufacturing services that support our clients from the early preclinical stage to commercial launch and supply. Pharmaceutical companies generally prefer to engage with CDMOs that are able to work with a product throughout its lifecycle and have long-standing track records of regulatory compliance and quality control. Our Process Development, cGMP Biomanufacturing, Project Management, Quality Systems and Quality Control are all supported by modern facilities designed to meet customer needs from early stage development to commercial supply. We further differentiate ourselves in the market as follows:

○	Customer-Centric Approach: We have an extensive track record of tailoring our development and manufacturing solutions to meet the specific demands of each of our customers.

○	Agile Manufacturing and Development: We strive to collaborate with our customers throughout the duration of their projects, enabling us to rapidly respond to evolving production requirements.

○	Cost-Effective Solutions: Our single-use bioreactors and widespread use of other disposable technologies throughout the manufacturing cycle reduce facility space and the cost of manufacturing materials, enabling us to deliver economically viable processes and enhanced manufacturing efficiency for our customers.

•	Strong Regulatory Track Record: Historically, developing the expertise to comply with stringent regulatory audits and validation requirements has been a challenge for both pharmaceutical companies and CDMOs, and can serve as a significant barrier to entry for many CDMOs, as facilities can take years to construct and properly validate. Pharmaceutical companies place a premium on working with CDMOs that can ensure a high degree of regulatory compliance, which decreases execution risk. We have a strong regulatory track record consisting of a 15-year inspection history with no significant impact on our business. In addition, between 2005 and 2017, we completed six successful pre-approval inspections. We also completed four U.S. Food and Drug Administration (“FDA”) inspections between 2013 to the most recently completed inspection in early calendar year 2018, none of which resulted in any Form 483 observations by the FDA. Further, we have successfully complied with audits from large pharmaceutical companies.

•	Modern and Optimized Infrastructure: As a result of the development of our Myford Facility (which we commissioned in March 2016), we have positioned our business to capitalize on increasing demand in the biologics manufacturing industry for modular cleanroom space and single-use bioreactors. Increasingly efficient manufacturing techniques with improved fundamental cell line productivity have led to higher yields, which allow manufacturers to meet customer demand while using less manufacturing capacity. These developments have driven demand among pharmaceutical companies for facilities that can match bioreactor size to smaller volume production runs. With single-use bioreactors from 200 to 2,000 liters, our Myford Facility is designed to provide our customers with the desired efficiency and flexibility.

•	Significant Manufacturing Experience and Seasoned Management Team with a Proven Track Record: We have 25 years of experience producing monoclonal antibodies and recombinant proteins, over 13 years of cGMP commercial manufacturing experience and over 10 years of experience with single-use technology. Our management team and board of directors have a deep understanding of the CDMO industry and have contributed their collective expertise to our transition to a dedicated CDMO.

•	Strong Revenue Growth: Although we experienced a moderate decline in revenues for fiscal year 2018, primarily due to an unanticipated decline in demand from our two largest customers, over the prior seven fiscal years our CDMO business experienced significant revenue growth, increasing from gross revenue of $8.5 million in fiscal year 2011 to $57.6 million in fiscal year 2017.

Our Growth Strategy

We believe we have a significant opportunity to drive organic growth by leveraging our strengths, broadening our capabilities, increasing our capacity and improving our market visibility. Further, our transition to a dedicated CDMO has allowed us to re-allocate resources previously utilized for our research and development activities and focus on the growth of our CDMO business.

We have taken and continue to take steps to diversify and expand our customer base and have developed marketing and sales strategies designed to drive new client acquisitions, while also continuing to leverage our existing relationships to pursue additional collaborations with our existing customers. We also continue to expand our process development capabilities in order to make our operations more attractive to emerging, mid-sized and large pharmaceutical companies. We also leased an additional 42,000 square feet of vacant warehouse space within the same building as our existing Myford Facility. The proximity of this space to our Myford Facility will allow us to utilize existing manufacturing and quality infrastructure that we believe should enhance our manufacturing efficiencies and reduce the overall cost and timeframe to construct a third biomanufacturing facility. This space should house a facility that can accommodate up to six additional 2,000-liter bioreactors. However, we currently do not expect to commence construction of the new facility until our manufacturing capacity at our existing facilities is close to full utilization or we determine that we require additional capacity to meet specific customer demand.

Our Facilities

Our 12,000 square-foot Franklin Facility includes stainless steel bioreactors (100-liter to 1,000-liter) and single-use bioreactors (200-liter to 1,000-liter), water-for-injection, an autoclave and depyrogenation oven, material storage (including a walk-in cold room) and cell bank cryofreezers. The Franklin Facility is located at our headquarters in Tustin, California.

Our 42,000 square-foot Myford Facility is designed to utilize single-use equipment up to the 2,000-liter manufacturing scale to accommodate a fully disposable biomanufacturing process for products from clinical development to commercial supply. Our Myford Facility includes single-use bioreactors (200-liter to 2,000-liter), quality control labs for environmental and analytical testing, warehousing and material storage (including two walk-in cold rooms) and cell bank cyrofreezers. The Myford Facility is located adjacent to our Franklin Facility.

Our Capabilities

We provide a wide range of development and manufacturing services that span the product lifecycle from discovery and preclinical stages to commercialization and are continuously monitoring our processes in order to increase efficiency. We provide a wide range of development and scale-up services for our clients, including cell line development and selection of clones, upstream and downstream process development, regulatory support including investigational new drug application-ready chemistry, manufacturing, and control (“CMC”) submission package and assay development and testing. We also provide a wide range of cGMP clinical and commercial biomanufacturing services, including characterization assay development, regulatory support, comparability studies, second source supply, process characterization, analytical method validation, supporting the final Biologics License Application CMC package and commercial launch for global markets.

We differentiate our capabilities through several key criteria: (i) we employ a customer-centric approach and collaborate with our clients to tailor customized development and manufacturing services; (ii) our agile manufacturing and development capabilities allow for rapid responses to shift production requirements, leading to strong client satisfaction and retention; and (iii) our usage of single-use bioreactors contributes to enhanced manufacturing efficiency for our customers.

We have a strong and proven regulatory track record, including 15 years of inspection history with no significant impact to our business. To date, we have been audited and qualified by large and small and domestic and foreign biotechnology companies interested in the production of biologic material for clinical and commercial use. Additionally, we have been audited by several regulatory agencies, including the FDA, the European Medicines Agency (“EMA”), the Brazilian Health Surveillance Agency (“ANVISA”), the Canadian Health Authority (“Health Canada”), the California Department of Health and the Australian Department of Health.

Manufacturing and Raw Materials

We manufacture cGMP pharmaceutical-grade products for our customers. The process for manufacturing generally uses commercially available raw materials from multiple suppliers, and in some instances, from a single source supplier. We currently do not have long-term supply contracts with these suppliers. If we experience difficulties acquiring sufficient quantities of required materials or products from our existing suppliers, or if our suppliers are found to be non-compliant with the FDA’s quality system regulation, cGMPs or other applicable laws or regulations, we would be required to find alternative suppliers. If our primary suppliers become unable or unwilling to perform, any resulting delays or interruptions in the supply of raw materials required to support our manufacturing of cGMP pharmaceutical-grade products would ultimately delay our manufacture of products for our customers, which could materially and adversely affect our operating results and financial condition. To date, however, we have not experienced any significant difficulty in obtaining these raw materials.

Regulatory Matters

We are required to comply with the regulatory requirements of various local, state, national and international regulatory bodies having jurisdiction in the countries or localities where we manufacture products or where our customers’ products are distributed. In particular, we are subject to laws and regulations concerning research and development, testing, manufacturing processes, equipment and facilities, including compliance with cGMPs, labeling and distribution, import and export, and product registration and listing. As a result, our facilities are subject to regulation by the FDA, as well as regulatory bodies of other jurisdictions, such as the EMA, ANVISA, Health Canada, and the Australian Department of Health, depending on the countries in which our customers market and sell the products we manufacture and/or package on their behalf. We are also required to comply with environmental, health and safety laws and regulations, as discussed in “Environmental and Safety Matters" below. These regulatory requirements impact many aspects of our operations, including manufacturing, developing, labeling, packaging, storage, distribution, import and export and record keeping related to customers' products. Noncompliance with any applicable regulatory requirements can result in government refusal to approve facilities for manufacturing products or products for commercialization.

Our customers’ products must undergo pre-clinical and clinical evaluations relating to product safety and efficacy before they are approved as commercial therapeutic products. The regulatory authorities having jurisdiction in the countries in which our customers intend to market their products may delay or put on hold clinical trials, delay approval of a product or determine that the product is not approvable. The FDA or other regulatory agencies can delay approval of a drug if our manufacturing facilities are not able to demonstrate compliance with cGMPs, pass other aspects of pre-approval inspections (i.e., compliance with filed submissions) or properly scale up to produce commercial supplies. The FDA and comparable government authorities having jurisdiction in the countries in which our customers intend to market their products have the authority to withdraw product approval or suspend manufacture if there are significant problems with raw materials or supplies, quality control and assurance or the product is deemed adulterated or misbranded. In addition, if new legislation or regulations are enacted or existing legislation or regulations are amended or are interpreted or enforced differently, we may be required to obtain additional approvals or operate according to different manufacturing or operating standards or pay additional fees. This may require a change in our manufacturing techniques or additional capital investments in our facilities.

The costs associated with complying with the various applicable local, state, national and international regulations could be significant and the failure to comply with such legal requirements could have an adverse effect on our results of operations and financial condition. See “Risk Factors—Risks Related to Our Business—Failure to comply with existing and future regulatory requirements could adversely affect our business, results of operations and financial condition” for additional discussion of the costs associated with complying with the various regulations.

Environmental and Safety Matters

Certain products manufactured by us involve the use, storage and transportation of toxic and hazardous materials. Our operations are subject to extensive laws and regulations relating to the storage, handling, emission, transportation and discharge of materials into the environment and the maintenance of safe working conditions. We maintain environmental and industrial safety and health compliance programs and training at our facilities.

Prevailing legislation tends to hold companies primarily responsible for the proper disposal of their waste even after transfer to third party waste disposal facilities. Other future developments, such as increasingly strict environmental, health and safety laws and regulations, and enforcement policies, could result in substantial costs and liabilities to us and could subject the handling, manufacture, use, reuse or disposal of substances or pollutants at our facilities to more rigorous scrutiny than at present.

Intellectual Property

We do not currently own any patents and do not have any patent applications pending in the United States or any foreign countries. However, we have acquired and developed and continue to acquire and develop knowledge and expertise (“know-how”) and trade secrets in the provision of process development and manufacturing services. Our know-how and trade secrets may not be patentable, but they are valuable in that they enhance our ability to provide high-quality services to our customers. We typically place restrictions in our agreements with third-parties, which contractually restrict their right to use and disclose any of our proprietary technology with which they may be involved. In addition, we have internal non-disclosure safeguards, including confidentiality agreements, with our employees.

We also own trademarks to protect the names of our services. Trademark protection continues in some countries so long as the trademark is used, and in other countries, so long as the trademark is registered. Trademark registration is for fixed terms and can be renewed indefinitely.

Segment Information

Historically, our business had been organized into two reportable operating segments: (i) our research and development segment, and (ii) our contract manufacturing services segment. However, due to the aforementioned changes in our organizational structure, which resulted in our research and development segment meeting all the conditions required in order to be classified as a discontinued operation (as described in Note 2 to the accompanying consolidated financial statements), management has determined that we now operate in one operating segment with one reporting segment. Accordingly, the accompanying consolidated financial statements for the fiscal years ended April 30, 2018, 2017 and 2016 reflect the operations and related assets and liabilities of our discontinued research and development segment as a discontinued operation. In addition, we had no foreign-based operations and no long-lived assets located in foreign countries as of and for the fiscal years ended April 30, 2018, 2017 and 2016.

Customers

Contract manufacturing revenue has historically been derived from a small customer base. For the fiscal years ended April 30, 2018 and 2017, we derived approximately 98% of our contract manufacturing revenue from six customers and three customers, respectively, and for the fiscal year ended April 30, 2016, we derived approximately 95% of our contract manufacturing revenue from two customers. While we have not entered into long-term commitments with our customers historically, we have begun to increase our effort to obtain longer-term commitments from our customers. As such, the duration of our fulfillment of customer contracts varies from a few months to more than 24 months due to the nature and size of each customer’s requirements. Our future results of operations could be adversely affected if revenue from any one of our primary customers is significantly reduced or eliminated. Refer to Note 2, “Summary of Significant Accounting Policies” to the accompanying consolidated financial statements for additional financial information regarding our customer concentration, including the name of significant customers, and geographic location of customers.

Backlog

Our backlog represents, as of a point in time, future contract manufacturing revenue from work not yet completed under signed contracts. As of April 30, 2018, our backlog was approximately $57.8 million as compared to approximately $57.7 million as of April 30, 2017. While we anticipate the majority of our backlog will be recognized during fiscal year 2019, our backlog is subject to a number of risks and uncertainties, including the risk that a customer timely cancels its commitments prior to our initiation of manufacturing services, in which case we may be required to refund some or all of the amounts paid to us in advance under those canceled commitments; the risk that a customer may experience delays in its program (s) or otherwise, which could result in the postponement of anticipated manufacturing services; and the risk that we may not successfully execute on all customer projects, any of which could have a negative impact on our liquidity, reported backlog and future revenue.

Competition

Our competition in the CDMO market includes a number of full-service contract manufacturers and large pharmaceutical companies offering third-party manufacturing services to fill their excess capacity. Also, large pharmaceutical companies have been seeking to divest portions of their manufacturing capacity, and any such divested businesses may compete with us in the future. In addition, most of our competitors may have substantially greater financial, marketing, technical or other resources than we do. Moreover, additional competition may emerge and may, among other things, result in a decrease in the fees paid for our services, which would affect our results of operations and financial condition.

Human Resources

As of April 30, 2018, we employed 185 full-time employees and one part-time employee. None of our employees are covered by a collective bargaining agreement. We have not experienced employment-related work stoppages and consider our employee relations to be good.

Company Information

We were originally incorporated in the State of California in June 1981 and reincorporated in the State of Delaware on September 25, 1996. Our principal executive offices are located at 2642 Michelle Drive, Suite 200, Tustin, California, 92780 and our telephone number is (714) 508-6100. Our principal website address is www.avidbio.com. The information on, or that can be accessed through, our website is not part of this Annual Report.

Available Information

This Annual Report, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and all amendments to those reports filed with or furnished to the SEC are available, free of charge, through our website at www.avidbio.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The information on, or that can be accessed through, our website is not part of this Annual Report.

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

Risks Related to Our Business

If we cannot secure additional business, we may have to raise additional capital or further restructure, or cease, our operations.

We have expended substantial funds on our contract manufacturing business and, historically, on the research and development of pharmaceutical product candidates. As a result, we have historically experienced losses and negative cash flows from operations since our inception and, although we have discontinued our research and development segment (as described in Note 1 to the accompanying consolidated financial statements), we expect negative cash flows from operations to continue until we can generate sufficient revenue to generate positive cash flow from operations.

Our ability to fund our operations is dependent on the amount of cash on hand and our ability to generate sufficient revenue to cover our operations. At April 30, 2018, we had $42,265,000 in cash and cash equivalents. Although it is difficult to forecast all of our future liquidity requirements, we believe that our cash and cash equivalents on hand combined with the remaining projected cash receipts from manufacturing services under our current backlog (as further discussed above under “Backlog”) and the remaining upfront payment we expect to receive from the sale of our PS-targeting program (as described in Note 9 to the accompanying consolidated financial statements) may not be sufficient to fund our operations beyond one year after the date our financial statements are issued without securing any new business, financing capital equipment, or raising additional capital in the equity markets. In addition, in the event a customer timely cancels its commitments prior to our initiation of manufacturing services, we may be required to refund some or all of the amounts paid to us in advance under those canceled commitments, which would have a negative impact on our liquidity, reported backlog and future revenue.

In the event we are unable to secure sufficient business to support our operations, we may need to raise additional funding in the future. Additional funding may include the financing or leasing of capital equipment or raising capital in the equity markets. Our ability to raise additional capital in the equity markets to fund our obligations in future periods depends on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, and adverse financial results. If we are unable to either raise sufficient capital in the equity markets or generate additional revenue, we may need to further restructure, or cease, our operations. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that our accompanying consolidated financial statements are issued.

The audit report prepared by our independent registered public accounting firm, with respect to the audited consolidated financial statements for the fiscal year ended April 30, 2018, contains an explanatory paragraph referencing our conclusion that substantial doubt exists as to our ability to continue as a going concern, and absent securing sufficient additional business or raising additional capital, we may be unable to remain a going concern.

In its report accompanying our audited consolidated financial statements for the fiscal year ended April 30, 2018, our independent registered public accounting firm included an explanatory paragraph referencing our experienced losses and negative cash flows from operations since inception and our conclusion that substantial doubt exists as to our ability to continue as a going concern. Our financial statements do not include any adjustments that may be necessary in the event we are unable to continue as a going concern. We may need to further modify our operation plans in an effort to continue as a going concern. Absent securing sufficient additional business or raising additional capital, which we may be unable to raise on commercially reasonable terms or at all, we may be unable to remain a going concern.

Our operating results will be adversely affected if we are unable to maximize our facility capacity utilization.

We have recently experienced idle manufacturing capacity due primarily to unexpected declines in commitments from existing customers, and we may continue to experience such idle manufacturing capacity until we secure substantial new revenues from existing and/or new customers. Our operating results are significantly influenced by our capacity utilization and, as such, if we are unable to utilize our facilities to capacity, our margins could be adversely affected, and our results of operations and financial condition will continue to be adversely affected. Further, while we continue to expand our manufacturing infrastructure, our revenue volume may be insufficient to ensure the economical operation of any such expanded capacity, in which case our results of operations could be adversely affected.

We have had significant losses, anticipate future losses and may never achieve profitability.

We have incurred net losses in most fiscal years since we began operations in 1981, including net losses of $21,813,000 and $28,159,000 for the fiscal years ended April 30, 2018 and 2017, respectively. As of April 30, 2018, we had an accumulated deficit of $559,129,000. In addition, we expect negative cash flows from operations to continue until we can generate sufficient revenue from operations to achieve profitability. Further, if we fail to generate sufficient revenue, we may never achieve profitability.

Because a significant portion of our contract manufacturing revenue comes from a limited number of customers, any decrease in sales to these customers could harm our business, results of operations and financial condition.

Contract manufacturing revenue has historically been derived from a small customer base. For the fiscal years ended April 30, 2018 and 2017, we derived approximately 98% of our contract manufacturing revenue from six customers and three customers, respectively, and for the fiscal year ended April 30, 2016, we derived approximately 95% of our contract manufacturing revenue from two customers. In addition, typically we have not entered into long-term commitments with these third-party customers because their need for product supply depends on a variety of factors, including the product’s stage of development, the timing of regulatory filings and approvals, the product needs of their collaborators, if applicable, their financial resources and the market demand with respect to commercial products. The loss or a significant reduction of business from any of our major customers could have a material adverse effect on our business, results of operations and financial condition.

Failure to comply with existing and future regulatory requirements could adversely affect our business, results of operations and financial condition.

Our industry is highly regulated. We are required to comply with the regulatory requirements of various local, state, provincial, national and international regulatory bodies having jurisdiction in the countries or localities in which we manufacture products or in which our customers’ products are distributed. In particular, we are subject to laws and regulations concerning development, testing, manufacturing processes, equipment and facilities, including compliance with cGMPs, import and export, and product registration and listing, among other things. As a result, most of our facilities are subject to regulation by the FDA, as well as regulatory bodies of other jurisdictions such as the EMA and/or Health Canada, depending on the countries in which our customers market and sell the products we manufacture on their behalf. As we expand our operations and geographic scope, we may be exposed to more complex and new regulatory and administrative requirements and legal risks, any of which may require expertise in which we have little or no experience. It is possible that compliance with new regulatory requirements could impose significant compliance costs on us. Such costs could have a material adverse effect on our business, financial condition and results of operations.

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

Earlier in fiscal year 2018, we announced our intent to transition to a dedicated CDMO and, in connection with such transition, pursue strategic options to license or divest our research and development assets. As a result of this transition, during the fiscal quarter ended October 31, 2017, we reduced our overall workforce as part of a series of strategic actions to reduce costs and better position us to achieve potential profitability. Now that we have completed our transition to a dedicated CDMO, we intend to grow our business operations as demand increases and increase the number of our employees to accommodate such potential growth, which may cause us to experience periods of rapid growth and expansion. This potential future growth could create a strain on our organizational, administrative and operational infrastructure, including manufacturing operations, quality control, technical support and other administrative functions. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls.

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

Our operations require various raw materials, including proprietary media, resins, buffers, filters, in addition to numerous additional raw materials supplied primarily by third parties. We or our customers specify the raw materials and other items required to manufacture their product and, in some cases, specify the suppliers from whom we must purchase these raw materials. In certain instances, the raw materials and other items can only be supplied by a limited number of suppliers, and in some cases a single source, or in limited quantities. If third-party suppliers do not supply raw materials or other items on a timely basis, it may cause a manufacturing run to be delayed or canceled which would adversely impact our results of operations and financial condition. Additionally, we do not have long-term supply contracts with any of our single source suppliers. If we experience difficulties acquiring sufficient quantities of required materials or products from our existing suppliers, or if our suppliers are found to be non-compliant with the FDA’s quality system regulation, cGMPs or other applicable laws or regulations, we would be required to find alternative suppliers. If our primary suppliers become unable or unwilling to perform, any resulting delays or interruptions in the supply of raw materials required to support our manufacturing of cGMP pharmaceutical-grade products would ultimately delay our manufacture of products for our customers, which could materially and adversely affect our operating results and financial condition.

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

Potential product liability claims, errors and omissions claims in connection with services we perform and potential liability under indemnification agreements between us and our officers and directors could adversely affect us.

We manufacture products intended for use by the public. These activities could expose us to risk of liability for personal injury or death to persons using such products. We seek to reduce our potential liability through measures such as contractual indemnification provisions with customers (the scope of which may vary by customer, and the performances of which are not secured) and insurance maintained by us and our customers. We could be materially adversely affected if we are required to pay damages or incur defense costs in connection with a claim that is outside the scope of the indemnification agreements, if the indemnity, although applicable, is not performed in accordance with its terms or if our liabilities exceed the amount of applicable insurance or indemnity. In addition, we could be held liable for errors and omissions in connection with the services we perform. We currently maintain product liability and errors and omissions insurance with respect to these risks. There can be no assurance, however, that our insurance coverage will be adequate or that insurance coverage will continue to be available on terms acceptable to us.

We also indemnify our officers and directors for certain events or occurrences while the officer or director is serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. Although we have a director and officer insurance policy that covers a portion of any potential exposure, we could be materially and adversely affected if we are required to pay damages or incur legal costs in connection with a claim above such insurance limits.

Any claims beyond our insurance coverage limits, or that are otherwise not covered by our insurance, may result in substantial costs and a reduction in our available capital resources.

We maintain property insurance, employer’s liability insurance, product liability insurance, general liability insurance, business interruption insurance, and directors and officers’ liability insurance, among others. Although we maintain what we believe to be adequate insurance coverage, potential claims may exceed the amount of insurance coverage or may be excluded under the terms of the policy, which could cause an adverse effect on our business, financial condition and results from operations. Generally, we would be at risk for the loss of inventory that is not within customer specifications. These amounts could be significant. In addition, in the future we may not be able to obtain adequate insurance coverage or we may be required to pay higher premiums and accept higher deductibles in order to secure adequate insurance coverage.

We depend on key personnel and the loss of key personnel could harm our business and results of operations.

We depend on our ability to attract and retain qualified scientific and technical employees as well as a number of key executives. These employees may voluntarily terminate their employment with us at any time. There can be no assurance that we will be able to retain key personnel, or to attract and retain additional qualified employees. We do not maintain key-man or similar policies covering any of our senior management or key personnel. Our inability to attract and retain key personnel would have a material adverse effect on our business.

We have federal and state net operating loss (“NOL”) carry forwards which, if we were to become profitable, could be used to offset/defer federal and state income taxes. Our ability to use such carry forwards to offset future taxable income may be subject to certain limitations related to changes in ownership of our stock.

As of April 30, 2018, we had federal and state NOL carry forwards of approximately $434 million and $273 million, respectively, expiring from 2019 to 2037. These NOL carry forwards could potentially be used to offset certain future federal and state income tax liabilities. However, utilization of NOL carry forwards may be subject to a substantial annual limitation pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions due to ownership changes that have occurred previously or that could occur in the future. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. We performed a detailed analysis of our NOL carry forwards through April 30, 2018 and it was determined that no change in ownership had occurred. However, ownership changes occurring subsequent to April 30, 2018 may impact the utilization of our NOL carry forwards and other tax attributes. Any limitation may result in expiration of a portion of the carry forwards before utilization. If we were not able to utilize our carry forwards, we would be required to use our cash resources to pay taxes that would otherwise have been offset, thereby reducing our liquidity.

U.S. federal income tax reform could adversely affect us.

On December 22, 2017, the Tax Cuts and Jobs Act(the “Tax Act”) was signed into law, significantly reforming the Internal Revenue Code of 1986, as amended (the “Code”). The Tax Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, effectuates the migration from a “worldwide” system of taxation to a territorial system and modifies or repeals many business deductions and credits. We continue to examine the impact the Tax Act may have on our business. While we continue to evaluate the effect of the Tax Act on our business, including our projection of minimal cash taxes and our net operating losses, the impact of such tax reform could have a negative impact on our financial results and the market price of our common stock.

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

As of April 30, 2018, 5,316,526 shares of common stock were reserved for issuance under outstanding option grants and available for issuance under our stock incentive plans and we had outstanding warrants to purchase up to 39,040 shares of common stock. Additionally, as of April 30, 2018, there were 1,271,409 shares of common stock reserved for and available for issuance under our Employee Stock Purchase Plan (the “ESPP”) and up to 6,826,435 shares of common stock issuable upon conversion of our outstanding Series E Preferred Stock. The issuance of additional shares of common stock upon the exercise or conversion, as applicable, of any of the foregoing securities, or the perception that such issuances may occur, would have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.

Our highly volatile stock price may adversely affect the liquidity of our common stock.

The market price of our common stock has generally been highly volatile and is likely to continue to be highly volatile. For instance, the market price of our common stock has ranged from $1.97 to $10.50 per share over the last three fiscal years ended April 30, 2018 (as adjusted to reflect the 1-for-7 reverse stock split of our issued and outstanding common stock that took effect on July 10, 2017).

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

Our corporate offices and manufacturing facilities are all located in close proximity in Tustin, California. We currently lease an aggregate of approximately 183,000 square feet of office, warehouse and manufacturing space in five buildings under four separate lease agreements, as summarized in the following table:

Lease #	Original Lease Execution Date	Approximate Square Footage Leased	# of Buildings Occupied	Initial Lease Term Expiration Date	# of Options to Extend Lease	Extended Lease Term Expiration Date(1)
1	December 1998	48,000	2	12/31/27	2	12/31/37
2	July 2014	84,000	1	1/31/27	2	1/31/37
3	April 2016	26,000	1	8/31/23	2	8/31/35
4	April 2016	25,000	1	8/31/23	2	8/31/35

______________

(1)	Extended lease term expiration date assumes we execute all available option(s) to extend lease in accordance with the terms of the lease agreement.

We believe that the space we lease is adequate to meet our current needs and that, if necessary, additional space would be available to accommodate any future growth.

Item 3.	Legal Proceedings

In the ordinary course of business, we are at times subject to various legal proceedings and disputes. We make provisions for liabilities when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  Such provisions, if any, are reviewed at least quarterly and adjusted to reflect the impact of any settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to a particular case. We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our consolidated results of operations or financial position.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Market Information

Our common stock is listed on The NASDAQ Capital Market under the trading symbol “CDMO.” The following table sets forth the high and low sales prices per share of our common stock for each quarter during the two years ended April 30, 2018, as adjusted to reflect the 1-for-7 reverse stock split of our issued and outstanding common stock, which took effect on July 10, 2017:

	Common Stock Sales Price
	High	Low
Fiscal Year 2018
Quarter Ended April 30, 2018	$4.00	$2.24
Quarter Ended January 31, 2018	$5.48	$3.35
Quarter Ended October 31, 2017	$5.00	$2.85
Quarter Ended July 31, 2017	$5.78	$3.50
Fiscal Year 2017
Quarter Ended April 30, 2017	$5.42	$2.07
Quarter Ended January 31, 2017	$2.85	$1.97
Quarter Ended October 31, 2016	$3.64	$2.19
Quarter Ended July 31, 2016	$4.69	$2.05

Holders of Common Stock

As of June 29, 2018, we had 317 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

None.

Performance Graph

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed to be “filed” with the SEC or to be “soliciting material” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and it shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

The following chart shows the performance from April 30, 2013 through April 30, 2018 of Avid Bioservices, Inc. common stock, compared with an investment in the stocks represented in the NASDAQ ICB: 4577 Pharmaceuticals Index and the NASDAQ U.S. Benchmark TR Index assuming the investment of $100 at the beginning of the period and the reinvestment of dividends, if any. The total return data for the comparative indexes were prepared by NASDAQ OMX Global Indexes.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
VALUE OF INVESTMENT OF $100 ON APRIL 30, 2013

The underlying data for the foregoing graph is as follows:

	April 30, 2013	April 30, 2014	April 30, 2015	April 30, 2016	April 30, 2017	April 30, 2018
Avid Bioservices, Inc.	$ 100.00	$ 125.18	$ 94.24	$ 25.47	$ 44.29	$ 37.72
NASDAQ ICB: 4577 Pharmaceuticals (subsector)	$ 100.00	$ 123.47	$ 145.21	$ 143.24	$ 154.84	$ 167.09
NASDAQ U.S. Benchmark TR Index	$ 100.00	$ 120.71	$ 135.94	$ 135.80	$ 161.30	$ 182.61

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below as of April 30, 2018 and 2017, and for the fiscal years ended April 30, 2018, 2017 and 2016, are derived from our audited consolidated financial statements included elsewhere in this Annual Report. This information should be read in conjunction with those consolidated financial statements, the notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data set forth below as of April 30, 2016, 2015 and 2014, and for the fiscal years ended April 30, 2015 and 2014, are derived from our audited consolidated financial statements that are contained in Annual Reports previously filed with the SEC, not included herein.

	Fiscal Year Ended April 30,
	2018	2017	2016	2015	2014
Statement of Operations Data:

Contract manufacturing revenue	$53,621,000	$57,630,000	$44,357,000	$26,744,000	$22,294,000

Income (loss) from continuing operations	$(20,563,000)	$1,393,000	$3,597,000	$(6,799,000)	$(7,157,000)

Loss from discontinued operations (a) (b)	$(1,250,000)	$(29,552,000)	$(59,249,000)	$(43,559,000)	$(28,205,000)

Net loss	$(21,813,000)	$(28,159,000)	$(55,652,000)	$(50,358,000)	$(35,362,000)

Series E preferred stock accumulated dividends	$(4,686,000)	$(4,640,000)	$(4,484,000)	$(3,696,000)	$(401,000)

Net loss attributable to common stockholders (c)	$(26,499,000)	$(32,799,000)	$(60,136,000)	$(54,054,000)	$(35,763,000)

Basic and diluted net loss per common share attributable to common stockholders:(d)

Continuing operations	$(0.53)	$(0.09)	$(0.03)	$(0.40)	$(0.33)

Discontinued operations	$(0.03)	$(0.79)	$(1.92)	$(1.67)	$(1.22)

Net loss per share attributable to common stockholders	$(0.56)	$(0.88)	$(1.95)	$(2.07)	$(1.55)

Basic and diluted weighted average common shares outstanding (d)	47,063,020	37,109,493	30,895,089	26,079,762	23,082,807

Balance Sheet Data (at end of period):
Cash and cash equivalents	$42,265,000	$46,799,000	$61,412,000	$68,001,000	$77,490,000
Working capital	$29,964,000	$26,943,000	$24,234,000	$43,192,000	$63,564,000
Total assets	$95,760,000	$118,112,000	$109,043,000	$97,464,000	$90,545,000
Accumulated deficit	$(559,129,000)	$(537,435,000)	$(509,276,000)	$(453,624,000)	$(403,266,000)
Stockholders' equity	$55,738,000	$53,582,000	$50,074,000	$59,035,000	$67,699,000

_____________

(a)	As of January 31, 2018, our research and development segment met all the conditions required in order to be classified as a discontinued operation (as described in Note 2 to the accompanying consolidated financial statements). Accordingly, the operating results of our research and development segment are reported as loss from discontinued operations for all periods presented.
(b)	Loss from discontinued operations for fiscal year 2018 includes a gain on sale of research and development assets of $8,000,000 (as described in Note 9 to the accompanying consolidated financial statements).
(c)	Net loss attributable to common stockholders represents our net loss plus Series E Preferred Stock accumulated dividends.
(d)	All share and per share amounts of our common stock presented have been retroactively adjusted to reflect the one-for-seven reverse stock split of our issued and outstanding common stock, which took effect on July 10, 2017 (as described in Note 1 to the accompanying consolidated financial statements).

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion is included to describe our financial position and results of operations for each of the three fiscal years in the period ended April 30, 2018. The audited consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Overview

We are a dedicated contract development and manufacturing organization (“CDMO”) that provides a comprehensive range of services from process development to current Good Manufacturing Practices (“cGMP”) commercial manufacturing focused on biopharmaceutical products derived from mammalian cell culture. With 25 years of experience producing monoclonal antibodies and recombinant proteins in batch, fed-batch and perfusion modes, our services include cGMP clinical and commercial product manufacturing, purification, bulk packaging, stability testing and regulatory submissions and support. We also provide a variety of process development services, including cell line development and optimization, cell culture and feed optimization, analytical methods development and product characterization.

We have experience in performing process development and manufacturing of biologics since 1993 in our Franklin biomanufacturing facility (“Franklin Facility”), located at our headquarters in Tustin, California. In March 2016, we expanded our manufacturing capacity through the commissioning of our Myford biomanufacturing facility (“Myford Facility”), which more than doubled our manufacturing capacity. The 42,000 square foot facility, which is our second biomanufacturing facility, includes multiple single-use bioreactors up to the 2,000-liter manufacturing scale. The Myford Facility was designed to accommodate a fully disposable biomanufacturing process for products in clinical development to commercial. The Myford Facility is located adjacent to our Franklin Facility.

Business Transition

In the fall of 2017, we announced our intent to cease our research and development activities and to transition our business to a dedicated CDMO, which we completed during the fourth quarter of fiscal year 2018. As part of our transition efforts, we completed the following initiatives:

•	In August 2017, we instituted a number of strategic actions, including the reduction of our research and development workforce, designed to reduce costs and better position ourselves as a dedicated CDMO;
•	In September 2017, we named Roger J. Lias, Ph.D., who has more than 20 years of management experience in the biologics CDMO industry, as the president of our contract manufacturing subsidiary. Subsequently, in December 2017, we appointed Dr. Lias as our President and Chief Executive Officer as we transitioned to a dedicated CDMO;
•	In October and November 2017, we appointed a total of six new independent members to our board of directors, each of whom has relevant CDMO industry experience;
•	In November 2017, we named Tracy Kinjerski as our Vice President of Business Operations, who will focus on executing new business development initiatives with the objective of growing our commercial customer base;
•	On January 5, 2018, we amended our Certificate of Incorporation to change our corporate name to Avid Bioservices, Inc. and we adopted the new ticker symbol “CDMO” on The NASDAQ Capital Market to align with the new end-market focus and strategic positioning of our business;
•	By January 31, 2018, we classified our R84 technology as held for sale and abandoned our remaining research and development assets (including our intent to return the exosome technology back to the original licensor);
•	On February 12, 2018, we sold our phosphatidylserine (PS)-targeting program pursuant to an Asset Assignment and Purchase Agreement (as described in Note 9 to the accompanying consolidated financial statements); and
•	On February 20, 2018 we closed an underwritten public offering of our common stock pursuant to which we sold 10,294,445 shares of our common stock at an offering price of $2.25 per share for aggregate gross proceeds of $23,163,000 before deducting underwriting discounts, commissions and other offering related expenses of $1,669,000 (as described in Note 4 to the accompanying consolidated financial statements).

Strategic Objectives

During our transition, we established and began executing on the following near-term strategic objectives:

•	Expand and diversify our customer base by securing additional customers to support our future potential revenue growth beyond fiscal year 2018;
•	Continue to invest in manufacturing facilities and infrastructure to maximize our facility utilization and support our customers’ clinical and commercial development and manufacturing requirements; and
•	Broaden our sales force by hiring sales representatives to execute our business development initiatives in key markets.

Results of Operations

The following table compares the operating results from our continuing operations for the fiscal years ended April 30, 2018, 2017 and 2016, which are further discussed below.

	Fiscal Years Ended April 30,			Fiscal Years Ended April 30,
	2018	2017	$ Change	2017	2016	$ Change

Contract manufacturing revenue	$53,621,000	$57,630,000	$(4,009,000)	$57,630,000	$44,357,000	$13,273,000
Cost of contract manufacturing	56,545,000	38,259,000	18,286,000	38,259,000	22,966,000	15,293,000

Gross profit (loss)	(2,924,000)	19,371,000	(22,295,000)	19,371,000	21,391,000	(2,020,000)

Operating expenses:
Selling, general and administrative	16,456,000	18,079,000	(1,623,000)	18,079,000	17,904,000	175,000
Restructuring charges	1,258,000	–	1,258,000	–	–	–

Total operating expenses	17,714,000	18,079,000	(365,000)	18,079,000	17,904,000	175,000

Operating income (loss)	(20,638,000)	1,292,000	(21,930,000)	1,292,000	3,487,000	(2,195,000)

Other income (expense):
Interest and other income	102,000	108,000	(6,000)	108,000	124,000	(16,000)
Interest and other expense	(27,000)	(7,000)	(20,000)	(7,000)	(14,000)	7,000

Income (loss) from continuing operations	$(20,563,000)	$1,393,000	$(21,956,000)	$1,393,000	$3,597,000	$(2,204,000)

Contract Manufacturing Revenue

Fiscal Year 2018 Compared to Fiscal Year 2017:

The decrease in contract manufacturing revenue of $4,009,000 (7%) during fiscal year 2018 was primarily due to fewer manufacturing runs completed and shipped compared to the prior year, which can primarily be attributed to a decrease in manufacturing demand from our two largest customers. As we seek to expand and diversify our customer base, we have secured several new customers since January 2017. However, these new customers are predominately in an earlier stage of development, and therefore, the contract manufacturing revenue from these newer customers during fiscal year 2018 only partially offset the decrease in revenue from our two largest customers.

Fiscal Year 2017 Compared to Fiscal Year 2016:

The increase in contract manufacturing revenue of $13,273,000 (30%) during fiscal year 2017 was primarily due to manufacturing services provided to support the process validation of three separate customer products in the amount of $15,444,000, all of which were manufactured in our Myford Facility, which we commissioned during the fourth quarter of fiscal year 2016.

Gross Profit (Loss)

Fiscal Year 2018 Compared to Fiscal Year 2017:

During fiscal year 2018, gross margins declined to a negative 5%, which was primarily driven by idle capacity costs in fiscal year 2018, compared to gross margins of 34% for fiscal year 2017, during which we incurred no idle capacity costs. Included within cost of contract manufacturing are idle capacity costs of $13,966,000 which negatively impacted gross margin by 26 percentage points for fiscal year 2018. The fiscal year 2018 decline was further impacted by higher manufacturing costs associated with lower facility utilization in addition to the variability of manufacturing costs from product to product.

Fiscal Year 2017 Compared to Fiscal Year 2016:

During fiscal year 2017, gross margins were 34% compared to 48% for fiscal year 2016. The decline in gross margin was primarily driven by higher manufacturing costs associated the utilization of our Myford Facility to support the process validation of three separate customer products in fiscal year 2017 (the Myford Facility was commissioned during the fourth quarter of fiscal year 2016). The fiscal year 2017 decline was further impacted by the write-off of unusable work-in process inventory of $2,063,000, which is included within cost of contract manufacturing.

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

Fiscal Year 2018 Compared to Fiscal Year 2017:

The decrease in SG&A expenses of $1,623,000 (9%) during fiscal year 2018 compared to fiscal year 2017 was primarily due to current period decreases in payroll and related costs and non-employee director fees. The decrease in payroll and related costs can primarily be attributed to a decrease in headcount and other personnel costs related to our efforts to align our cost structure to match the needs of our current CDMO operations combined with a decrease in share-based compensation expense (non-cash). The decrease in non-employee director fees is attributed to the settlement terms of a derivative and class action complaint approved by the Court of Chancery of the State of Delaware on July 27, 2017, pursuant to which our former non-employee directors agreed to pay or cause to be paid $1,500,000 to us (as described in Note 3 to the accompanying consolidated financial statements), which non-recurring amount was applied against non-employee director fees during the fiscal quarter ended July 31, 2017. These fiscal year 2018 decreases in SG&A expenses were partially offset by non-recurring costs related to the write-off of a long-term equipment deposit, severance and other certain non-recurring costs associated with the transition of our business to a dedicated CDMO.

As discussed above, now that we have completed the transition of our business to a dedicated CDMO, we expect our SG&A expenses in the fiscal year 2019 to decrease in comparison to fiscal year 2018.

Fiscal Year 2017 Compared to Fiscal Year 2016:

SG&A expenses for fiscal year 2017 remained consistent with fiscal year 2016, but increased slightly by $175,000 (1%). The fiscal year 2017 increase in SG&A expenses was primarily due to increases in payroll and related expenses, facility-related expenses and other general corporate expenses, offset by a decrease in share-based compensation expense (non-cash).

Restructuring Charges

During fiscal year 2018, we incurred restructuring charges of $1,588,000 directly related to a restructuring plan we implemented in August 2017, pursuant to which we reduced our overall workforce by 57 employees in order to reduce operating costs and improve cost efficiencies while we pursued the license or sale of our research and development assets and focus our efforts on growing our CDMO business (as described in Note 8 to the accompanying consolidated financial statements). The costs incurred under this restructuring plan, which was completed in October 2017, consisted of one-time termination benefits, including severance, and other employee-related costs. Of the total restructuring charges incurred, $1,258,000 was related to our contract manufacturing services segment and $330,000 was related to our discontinued research and development segment. The restructuring costs associated with our discontinued research and development segment are included in loss from discontinued operations in the accompanying consolidated financial statements for the fiscal year ended April 30, 2018. We did not incur any restructuring charges during the fiscal years ended April 30, 2017 and 2016.

Discontinued Operations

As a result of the aforementioned business transition, which resulted in (i) the sale of our PS-targeting program, (ii) the held for sale classification of our R84 technology, (iii) the abandonment of our remaining research and development assets, and (iv) the strategic shift in our corporate direction to focus solely on our CDMO business, the operating results of our research and development segment have been excluded from continuing operations and reported as loss from discontinued operations in the accompanying consolidated financial statements for all periods presented (as described in Note 1 to the accompanying consolidated financial statements). In addition, the related gain of $8 million that was recorded in connection with the sale of our PS-targeting program is included in loss from discontinued operations in the accompanying consolidated statements of operations and comprehensive loss for the fiscal year ended April 30, 2018 (as described in Note 9 to the accompanying consolidated financial statements).

Critical Accounting Policies

Our discussion and analysis of our consolidated financial position and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We review our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate, and different assumptions or estimates about the future could change our reported results. While our significant accounting policies are more fully described in Note 2 to the accompanying consolidated financial statements, we believe the following accounting policies to be critical to the assumptions and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We derive revenue from contract manufacturing services provided to our third-party customers. For the three years ended April 30, 2018, we have recognized revenue in accordance with the authoritative guidance for revenue recognition when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured. We also comply with the authoritative guidance for revenue recognition regarding arrangements with multiple elements.

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

Share-based Compensation

We account for stock options and other share-based awards granted under our equity compensation plans in accordance with the authoritative guidance for share-based compensation. The estimated fair value of share-based payments to employees in exchange for services is measured at the grant date, using a fair value based method, such as a Black-Scholes option valuation model, and is recognized as expense on a straight-line basis over the requisite service periods. The fair value of modifications to share-based awards, if any, is generally estimated using a Black-Scholes option valuation model, unless a lattice model is required. Forfeitures are recognized as a reduction of share-based compensation expense as they occur. As of April 30, 2018, there were no outstanding share-based awards with market or performance conditions.

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

Discontinued Operations

As of January 31, 2018, our research and development segment met all the conditions to be classified as a discontinued operation (as described in Note 1 to the accompanying consolidated financial statements). Accordingly, the operating results of our research and development segment are reported as a loss from discontinued operations in the accompanying consolidated financial statements for all periods presented. In addition, the assets and liabilities related to our research and development segment are reported as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets at April 30, 2018 and 2017. For additional information, refer to Note 9, “Sale of Research and Development Assets” to the accompanying consolidated financial statements.

Liquidity and Capital Resources

We have expended substantial funds on our contract manufacturing business and, historically, on the research and development of pharmaceutical product candidates. As a result, we have experienced losses and negative cash flows from operations since our inception.

During fiscal year 2018, we refocused our corporate strategy, whereby we transitioned our business to operate solely as a dedicated CDMO and discontinued our research and development segment (as described in Note 1 to the accompanying consolidated financial statements). As we commence our first full fiscal year as a dedicated CDMO, our ability to continue as a going concern is dependent on the amount of cash on hand and our ability to generate positive cash flows from operations, primarily through securing new customers and diversifying our customer base, and thereby reducing our reliance on a small customer base, increasing revenues, improving gross margins and managing our operating expenses.

At April 30, 2018 we had $42,265,000 in cash and cash equivalents. In addition, as of April 30, 2018 (as further discussed above under the “Backlog” section included in Item 1 of Part I of this Annual Report), our current backlog was approximately $57.8 million. While we anticipate the majority of our backlog will be recognized as revenue during fiscal year 2019, our backlog is subject to a number of risks and uncertainties, including, the risk that a customer timely cancels its commitments prior to our initiation of manufacturing services, in which case we may be required to refund some or all of the amounts paid to us in advance under those canceled commitments; the risk that a customer may experience delays in its program(s) or otherwise, which could result in the postponement of anticipated manufacturing services; and the risk that we may not successfully execute on all customer projects, any of which could have a negative impact on our liquidity, reported backlog and future revenue. As a result of these risks and uncertainties, our cash on hand as of April 30, 2018, together with our projected cash receipts under our current backlog and the remaining upfront payment due from our sale of our PS-targeting program (as described in Note 9 to the accompanying consolidated financial statements) may not be sufficient to fund our operations beyond one year after the date our financial statements are issued.

In the event we are unable to secure sufficient business to support our operations, we may need to raise additional capital in the future. Additional funding may include the financing or leasing of capital equipment or raising capital in the equity markets. Our ability to raise additional capital in the equity markets to fund our obligations in future periods depends on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, and adverse financial results. If we are unable to either raise sufficient capital in the equity markets or generate additional revenue, we may need to further restructure, or cease, our operations. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

As a result of the foregoing, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that our financial statements are issued. Our independent registered public accounting firm included an explanatory paragraph highlighting this uncertainty in its “Report of Independent Registered Public Accounting Firm” dated July 16, 2018, which report is included in Item 15 of Part IV of this Annual Report.

Significant components of the changes in cash flows from operating, investing and financing activities for the fiscal years ended April 30, 2018, 2017 and 2016 are as follows:

Cash Used In Operating Activities. Net cash used in operating activities represents our (i) net loss, as reported, (ii) less non-cash operating expenses, and (iii) net changes in the timing of cash flows as reflected by the changes in operating assets and liabilities, as described in the below table:

	Fiscal Year Ended April 30,
	2018	2017	2016
Net loss, as reported	$(21,813,000)	$(28,159,000)	$(55,652,000)
Less non-cash operating expenses:
Share-based compensation	1,538,000	3,363,000	4,898,000
Depreciation and amortization	2,562,000	2,463,000	1,535,000
Loss on disposal of property and equipment and other assets	1,692,000	1,000	14,000
Gain on sale of research and development assets	(8,000,000)	–	–
Net cash used in operating activities before changes in operating assets and liabilities	$(24,021,000)	$(22,332,000)	$(49,205,000)
Net change in operating assets and liabilities	$(2,745,000)	$(17,454,000)	$9,614,000
Net cash used in operating activities	$(26,766,000)	$(39,786,000)	$(39,591,000)

Net cash used in operating activities decreased $13,020,000 to $26,766,000 for fiscal year 2018 compared to net cash used in operating activities of $39,786,000 for fiscal year 2017. This decrease in net cash used in operating activities was due to a net change in operating assets and liabilities of $14,709,000 primarily due to the timing of cash receipts and expenditures associated with customer deposits, deferred revenue, accrued liabilities of discontinued operations, inventories, and trade and other receivables, offset by an increase of $1,689,000 in net loss reported for fiscal year 2018 after deducting non-cash operating expenses as described in the above table.

Net cash used in operating activities increased $195,000 to $39,786,000 for fiscal year 2017 compared to net cash used in operating activities of $39,591,000 for fiscal year 2016. This increase in net cash used in operating activities was due to a net change in operating assets and liabilities of $27,068,000 due to the timing of cash receipts and expenditures primarily associated with customer deposits, deferred revenue, accrued liabilities of discontinued operations, inventories, and trade and other receivables, offset by a decrease of $26,873,000 in net loss reported for fiscal year 2017 after deducting non-cash operating expenses as described in the above table.

Cash Used In Investing Activities. Net cash used in investing activities for the fiscal years ended April 30, 2018, 2017, and 2016, was $19,000, $2,992,000, and $8,791,000, respectively.

Cash used in investing activities during fiscal year 2018 consisted of property and equipment acquisitions of $3,019,000 related to our manufacturing operations, offset by proceeds of $3,000,000 related to the sale of certain research and development assets associated with our discontinued research and development segment (as described in Note 9 to the accompanying consolidated financial statements).

Cash used in investing activities during fiscal year 2017 consisted of property and equipment acquisitions of $3,560,000 related to our manufacturing operations combined with a decrease in other assets of $568,000 primarily related to a tenant improvement allowance provided to us under a facility operating lease.

Cash used in investing activities during fiscal year 2016 consisted of property and equipment acquisitions of $8,878,000 offset by a decrease in other assets of $87,000. Property and equipment acquisitions during fiscal year 2016 primarily related to costs associated with the construction of our Myford Facility. The construction of the Myford Facility was completed and placed into service during fiscal year 2016.

Cash Provided By Financing Activities. Net cash provided by financing activities for the fiscal years ended April 30, 2018, 2017, and 2016, was $22,251,000, $28,165,000 and $41,793,000, respectively.

Net cash provided by financing activities during fiscal year 2018 consisted of (i) $21,494,000 in net proceeds in connection with an underwritten public offering of our common stock at a public offering price of $2.25 per share, (ii) $4,193,000 in net proceeds from the sale of shares of our common stock under an At Market Issuance Sales Agreement, (iii) $317,000 in net proceeds from the purchase of shares of our common stock under our Employee Stock Purchase Plan (the “ESPP”), and (iv) $752,000 in net proceeds from stock option exercises, which amounts were offset by dividends paid on our issued and outstanding Series E Preferred Stock of $4,325,000 and principal payments on a capital lease of $180,000.

Net cash provided by financing activities during fiscal year 2017 consisted of (i) $17,759,000 in net proceeds from the sale of shares of our common stock under an At Market Issuance Sales Agreement, (ii) $12,691,000 in net proceeds from the sale of shares of our common stock under an Equity Distribution Agreement, (iii) $1,576,000 in net proceeds from the sale of shares of our Series E Preferred Stock under a separate At Market Issuance Sales Agreement, (iv) $526,000 in net proceeds from the purchase of shares of our common stock under our ESPP, and (v) $31,000 in net proceeds from stock option exercises, which amounts were offset by dividends paid on our issued and outstanding Series E Preferred Stock of $4,279,000 and principal payments on a capital lease of $139,000.

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

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contractual liabilities already recorded on our consolidated balance sheet as current liabilities and contingent liabilities for which we cannot reasonably predict future payments. The following chart represents our contractual obligations as of April 30, 2018, aggregated by type:

	Payments Due by Period
	Total	< 1 year	1-3 years	4-5 years	After 5 years

Operating leases (1)	$23,309,000	$3,006,000	$6,152,000	$5,519,000	$8,632,000
Purchase obligations (2)	3,745,000	2,340,000	1,405,000	–	–

Total contractual obligations	$27,054,000	$5,346,000	$7,557,000	$5,519,000	$8,632,000

________________________

(1)	Represents future minimum lease payments under all non-cancelable operating leases including our facility operating leases as further described in Note 3 to the accompanying audited consolidated financial statements.
(2)	Represents non-cancellable purchase orders for certain consumables associated with our single-use bioreactors in our Myford Facility.

Off Balance Sheet Arrangements.

We do not have any off balance sheet arrangements, as defined in Item 303 of Regulation S-K.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies—Pending Adoption of Recent Accounting Pronouncements, in the accompanying Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on our consolidated financial statements.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

Our cash and cash equivalents are primarily invested in money market funds with one major commercial bank with the primary objective to preserve our principal balance. Our deposits held with this bank exceed the amount of government insurance limits provided on our deposits and, therefore, we are exposed to credit risk in the event of default by the major commercial bank holding our cash balances. However, these deposits may be redeemed upon demand and, therefore, bear minimal risk. In addition, while changes in U.S. interest rates would affect the interest earned on our cash balances at April 30, 2018, such changes would not have a material adverse effect on our financial position or results of operations based on historical movements in interest rates.

Item 8.	Financial Statements And Supplementary Data

The information required by this Item is incorporated by reference to the financial statements set forth in Item 15 of Part IV of this Annual Report, “Exhibits and Financial Statement Schedules.”

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosures

None.

Item 9A.	Controls And Procedures

(a) Evaluation of Disclosure Controls and Procedures. The term “disclosure controls and procedures” (defined in Rule 13a-15(e) under the Exchange Act refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2018. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2018 to ensure the timely disclosure of required information in our SEC filings.

(b) Management’s Report on Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting and the report of our independent registered public accounting firm on our internal control over financial reporting, which appear on the following pages, are incorporated herein by this reference.

(c) Changes in Internal Control over Financial Reporting. There have been no significant changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

AVID BIOSERVICES, INC.

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

Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2018.

Ernst & Young LLP, the independent registered public accounting firm that audited the company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting which appears on the following page.

By:	/s/ Roger J. Lias, Ph.D.	By:	/s/ Stephen Hedberg
	Roger J. Lias, Ph.D.		Stephen Hedberg
	President and Chief Executive Officer (Principal Executive Officer)		Principal Financial Officer

July 16, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Avid Bioservices, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Avid Bioservices, Inc.’s (formerly Peregrine Pharmaceuticals, Inc.) internal control over financial reporting as of April 30, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Avid Bioservices, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 30, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2018, and the related notes and our report dated July 16, 2018 expressed an unqualified opinion thereon that included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Irvine, California

July 16, 2018

PART III

Item 10.	Directors, Executive Officers And Corporate Governance

The information required by this Item regarding our directors, executive officers and committees of our board of directors is incorporated by reference to the information set forth under the captions “Election of Directors,” “Executive Compensation” and “Corporate Governance” in our 2018 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2018 (the “2018 Definitive Proxy Statement”).

Information required by this Item regarding Section 16(a) reporting compliance is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2018 Definitive Proxy Statement.

Information required by this Item regarding our code of ethics is incorporated by reference to the information set forth under the caption “Corporate Governance” in our 2018 Definitive Proxy Statement.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the information set forth under the captions “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” in our 2018 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2018.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Other than as set forth below, the information required by this Item is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners, Directors and Management” in our 2018 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2018.

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

The following table sets forth certain information as of April 30, 2018 concerning our common stock that may be issued upon the exercise of options or pursuant to purchases of stock under all of our equity compensation plans approved by stockholders and equity compensation plans not approved by stockholders in effect as of April 30, 2018:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($/share)	(c) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	3,577,703	8.71	1,718,788
Equity compensation plans not approved by stockholders	20,035	15.05	–
Employee Stock Purchase Plan approved by stockholders	–	–	1,271,409
Total	3,597,738 (1)	8.74 (2)	2,990,197

__________________________

(1)	Represents shares to be issued upon the exercise of outstanding options. There were no shares of common stock subject to restricted stock awards as of April 30, 2018.
(2)	Represents the weighted-average exercise price of outstanding options.

Item 13.	Certain Relationships And Related Transactions, And Director Independence

The information required by this Item is incorporated by reference to the information set forth under the captions “Certain Relationships and Related Transactions,” “Director Independence” and “Compensation Committee Interlocks and Insider Participation” in our 2018 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2018.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the information set forth under the caption “Independent Registered Public Accounting Firm Fees” in our 2018 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2018.

PART IV

Item 15.	Exhibits And Financial Statement Schedules

Page
(a)	(1)	Consolidated Financial Statements

Index to consolidated financial statements filed as part of this Form 10-K:

		Report of Independent Registered Public Accounting Firm	F-1

		Consolidated Balance Sheets as of April 30, 2018 and 2017	F-2

		Consolidated Statements of Operations and Comprehensive Loss for each of the three years in the period ended April 30, 2018	F-4

		Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended April 30, 2018	F-5

		Consolidated Statements of Cash Flows for each of the three years in the period ended April 30, 2018	F-6

		Notes to Consolidated Financial Statements	F-7

	(2)	Financial Statement Schedules

All schedules are omitted as the required information is inapplicable, or the information is presented in the consolidated financial statements or related notes.

(3)	Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of Avid Bioservices, Inc., a Delaware corporation, as amended through January 5, 2018 (Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on March 12, 2018).
3.2	Amended and Restated Bylaws of Avid Bioservices, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K as filed with the Commission on November 14, 2014).
3.3	Amendment No. 1 to Amended and Restated Bylaws of Avid Bioservices, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K as filed with the Commission on March 13, 2018).
4.1	Form of Certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to Registrant’s Annual Report on Form 10-K for the year end April 30, 1988).
4.2	Avid Bioservices, Inc. 2002 Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 4.17 to Registrant’s Registration Statement on Form S-8 (File No. 333-106385)). *
4.3	Form of 2002 Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 4.18 to Registrant’s Registration Statement on Form S-8 (File No. 333-106385)). *
4.4	Amended and Restated Rights Agreement, dated March 16, 2016, between Avid Bioservices, Inc. and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K as filed with the Commission on March 17, 2016).
4.5	2003 Stock Incentive Plan Non-qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.95 to Registrant’s Registration Statement on Form S-8 (File No. 333-121334)). *
4.6	2003 Stock Incentive Plan Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.96 to Registrant’s Registration Statement on Form S-8 (File No. 333-121334)). *
4.7	Form of Incentive Stock Option Agreement for 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.98 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 28, 2005). *
4.8	Form of Non-Qualified Stock Option Agreement for 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.99 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 28, 2005). *
4.9	Avid Bioservices, Inc., 2005 Stock Incentive Plan (Incorporated by reference to Exhibit B to Registrant’s Definitive Proxy Statement filed with the Commission on August 29, 2005). *
4.10	Form of Incentive Stock Option Agreement for 2009 Stock Incentive Plan (Incorporated by reference to Exhibit 4.14 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 27, 2009). *
4.11	Form of Non-Qualified Stock Option Agreement for 2009 Stock Incentive Plan (Incorporated by reference to Exhibit 4.15 to Registrant’s Current Report on Form 8-K as filed with the Commission on October 27, 2009). *
4.12	2010 Stock Incentive Plan (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement filed with the Commission on August 27, 2010). *
4.13	Form of Stock Option Award Agreement under 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 4.17 to Registrant’s Registration Statement on Form S-8 (File No. 333-171067)). *
4.14	2010 Employee Stock Purchase Plan (Incorporated by reference to Exhibit B to Registrant’s Definitive Proxy Statement filed with the Commission on August 27, 2010). *
4.15	Amendment to the 2010 Employee Stock Purchase Plan (Incorporated by reference to Exhibit B to Registrant’s Definitive Proxy Statement filed with the Commission on August 26, 2016). *
4.16	2011 Stock Incentive Plan (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement filed with the Commission on August 26, 2011). *
4.17	Form of Stock Option Award Agreement under 2011 Stock Incentive Plan (Incorporated by reference to Exhibit 4.20 to Registrant’s Registration Statement on Form S-8 (File No. 333-178452)). *
4.18	First Amendment to the Avid Bioservices, Inc., 2011 Stock Incentive Plan (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement filed with the Commission on August 27, 2012). *

Exhibit Number	Description

4.19	Second Amendment to the Avid Bioservices, Inc. 2011 Stock Incentive Plan (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement filed with the Commission on August 26, 2013). *
4.20	First Amendment to the Avid Bioservices, Inc., 2005 Stock Incentive Plan dated April 24, 2015 (Incorporated by reference to Exhibit 4.22 to Registrant’s Annual Report on Form 10-K for the year end April 30, 2015). *
4.21	First Amendment to the Avid Bioservices, Inc. 2009 Stock Incentive Plan dated April 24, 2015 (Incorporated by reference to Exhibit 4.23 to Registrant’s Annual Report on Form 10-K for the year end April 30, 2015) (Incorporated by reference to Exhibit 4.24 to Registrant’s Annual Report on Form 10-K for the year end April 30, 2015). *
4.22	Third Amendment to the Avid Bioservices, Inc. 2011 Stock Incentive Plan dated April 24, 2015 (Incorporated by reference to Exhibit 4.24 to Registrant’s Annual Report on Form 10-K for the year end April 30, 2015).*
4.23	Form of Amendment to Non-Qualified Stock Option Agreement Under the Avid Bioservices, Inc., 2005 Stock Incentive Plan related to Non-Employee Director stock option awards (Incorporated by reference to Exhibit 4.25 to Registrant’s Annual Report on Form 10-K for the year end April 30, 2015). *
4.24	Form of Amendment to Non-Qualified Stock Option Agreement Under the Avid Bioservices, Inc., 2009 Stock Incentive Plan related to Non-Employee Director stock option awards (Incorporated by reference to Exhibit 4.26 to Registrant’s Annual Report on Form 10-K for the year end April 30, 2015).*
4.25	Form of Amendment to Stock Option Award Agreement Under the Avid Bioservices, Inc., 2011 Stock Incentive Plan related to Non-Employee Director stock option awards (Incorporated by reference to Exhibit 4.27 to Registrant’s Annual Report on Form 10-K for the year end April 30, 2015).*
4.26	Form of Indenture (Incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-3 filed with the Commission on January 12, 2018).
10.1	Lease and Agreement of Lease between TNCA, LLC, as Landlord, and Avid Bioservices, Inc., as Tenant, dated as of December 24, 1998 (Incorporated by reference to Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on March 12, 1999).
10.2	First Amendment to Lease and Agreement of Lease between TNCA, LLC, as Landlord, and Avid Bioservices, Inc., as Tenant, dated December 22, 2005 (Incorporated by reference to Exhibit 99.1 and 99.2 to Registrant’s Current Report on Form 8-K as filed with the Commission on December 23, 2005).
10.3	Annual Bonus Plan for Executive Officers adopted July 12, 2011(Incorporated by reference to Exhibit 10.29 to Registrant’s Annual Report on Form 10-K as filed with the Commission on July 14, 2011). *
10.4	Warrant to Purchase Stock issued to Oxford Finance LLC, dated August 30, 2012 (Incorporated by reference to Exhibit 10.29 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on December 10, 2012).
10.5	Warrant to Purchase Stock issued to Midcap Financial SBIC LP, dated August 30, 2012 (Incorporated by reference to Exhibit 10.30 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on December 10, 2012).
10.6	Warrant to Purchase Stock issued to Silicon Valley Bank, dated August 30, 2012 (Incorporated by reference to Exhibit 10.31 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on December 10, 2012).
10.7	Amended and Restated Employment Agreement by and between Avid Bioservices, Inc. and Mark R. Ziebell, effective December 27, 2012 (Incorporated by reference to Exhibit 10.38 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on March 12, 2013). *
10.8	At Market Issuance Sales Agreement, dated August 7, 2015, by and between Avid Bioservices, Inc. and MLV & Co. LLC (Incorporated by reference to Exhibit 10.26 to Registrant’s Current Report on Form 8-K as filed with the Commission on August 7, 2015).
10.9	Settlement Agreement, dated November 27, 2017, by and among Avid Bioservices, Inc., Ronin Trading, LLC, Ronin Capital, LLC, SWIM Partners LP, SW Investment Management LLC, John S. Stafford, III, Stephen White and Roger Farley (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on November 28, 2017).
10.10	Severance Agreement and Mutual Release of all Claims between Steven W. King and Avid Bioservices, Inc. dated December 22, 2017 (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on March 12, 2018).
10.11	Asset Assignment and Purchase Agreement by and between Avid Bioservices, Inc. and Oncologie, Inc., dated February 12, 2018. (**) (***)

Exhibit Number	Description

21	Subsidiaries of Registrant. ***
23.1	Consent of Independent Registered Public Accounting Firm. ***
24	Power of Attorney (included on signature page of Annual Report). ***
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended. ***
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended. ***
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350. ***
101.INS	XBRL Taxonomy Extension Instance Document. ***
101.SCH	XBRL Taxonomy Extension Schema Document. ***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ***
101.PRE	XBRL Presentation Extension Linkbase Document. ***
_______________________________
* ** ***	This Exhibit is a management contract or a compensation plan or arrangement. Portions omitted pursuant to a request of confidentiality filed separately with the SEC. Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVID BIOSERVICES, INC.

Dated: July 16, 2018	By:	/s/ Roger J. Lias, Ph.D.
Roger J. Lias, Ph.D., President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Roger J. Lias, President and Chief Executive Officer, and Stephen Hedberg, Principal Financial Officer, and each of them, his true and lawful attorneys-in-fact and agents, with the full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Roger J. Lias, Ph.D.	President and Chief Executive	July 16, 2018
Roger J. Lias, Ph. D.	Officer (Principal Executive
Officer), and Director

/s/ Stephen Hedberg	Principal Financial and	July 16, 2018
Stephen Hedberg	Principal Accounting Officer

/s/ Joseph Carleone, Ph. D.	Chairman of the Board of Directors	July 16, 2018
Joseph Carleone, Ph.D.

/s/ Mark R. Bamforth	Director	July 16, 2018
Mark R. Bamforth

/s/ Richard B. Hancock	Director	July 16, 2018
Richard B. Hancock

/s/ Joel McComb	Director	July 16, 2018
Joel McComb

/s/ Gregory P. Sargen	Director	July 16, 2018
Gregory P. Sargen

/s/ Patrick D. Walsh	Director	July 16, 2018
Patrick D. Walsh

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Avid Bioservices, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Avid Bioservices, Inc. (formerly Peregrine Pharmaceuticals, Inc.) (the Company) as of April 30, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated July 16, 2018 expressed an unqualified opinion thereon.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced losses and negative cash flows from operations since inception and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1999.

Irvine, California

July 16, 2018

AVID BIOSERVICES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2018 AND 2017

	2018	2017
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$42,265,000	$46,799,000
Trade and other receivables	3,754,000	7,742,000
Inventories	16,129,000	33,099,000
Prepaid expenses	679,000	808,000
Assets of discontinued operations	5,000,000	1,426,000

Total current assets	67,827,000	89,874,000

PROPERTY AND EQUIPMENT:
Leasehold improvements	20,686,000	20,098,000
Laboratory equipment	10,258,000	10,229,000
Furniture, fixtures, office equipment and software	4,597,000	4,385,000
Construction-in-progress	3,310,000	2,841,000

	38,851,000	37,553,000
Less accumulated depreciation and amortization	(12,372,000)	(11,508,000)

Property and equipment, net	26,479,000	26,045,000

Restricted cash	1,150,000	1,150,000
Other assets	304,000	1,043,000

TOTAL ASSETS	$95,760,000	$118,112,000

See accompanying notes to consolidated financial statements.

AVID BIOSERVICES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2018 AND 2017 (continued)

	2018	2017
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,909,000	$3,000,000
Accrued payroll and related costs	2,564,000	5,055,000
Deferred revenue	10,922,000	28,500,000
Customer deposits	17,013,000	17,017,000
Other current liabilities	905,000	636,000
Liabilities of discontinued operations	4,550,000	8,723,000

Total current liabilities	37,863,000	62,931,000

Deferred rent, less current portion	2,159,000	1,599,000

Commitments and contingencies (Note 3)

STOCKHOLDERS' EQUITY:
Preferred stock - $.001 par value; authorized 5,000,000 shares; 1,647,760 shares issued and outstanding at April 30, 2018 and 2017, respectively	2,000	2,000
Common stock - $.001 par value; authorized 500,000,000 shares; 55,689,222 and 44,014,040 shares issued and outstanding at April 30, 2018 and 2017, respectively	55,000	44,000
Additional paid-in-capital	614,810,000	590,971,000
Accumulated deficit	(559,129,000)	(537,435,000)

Total stockholders' equity	55,738,000	53,582,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$95,760,000	$118,112,000

See accompanying notes to consolidated financial statements.

AVID BIOSERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2018

	2018	2017	2016

Contract manufacturing revenue	$53,621,000	$57,630,000	$44,357,000
Cost of contract manufacturing	56,545,000	38,259,000	22,966,000
Gross profit (loss)	(2,924,000)	19,371,000	21,391,000

Operating expenses:
Selling, general and administrative	16,456,000	18,079,000	17,904,000
Restructuring charges	1,258,000	–	–

Total operating expenses	17,714,000	18,079,000	17,904,000

Operating income (loss)	(20,638,000)	1,292,000	3,487,000

Other income (expense):
Interest and other income	102,000	108,000	124,000
Interest and other expense	(27,000)	(7,000)	(14,000)

Income (loss) from continuing operations	$(20,563,000)	$1,393,000	$3,597,000
Loss from discontinued operations	(1,250,000)	(29,552,000)	(59,249,000)
Net Loss	$(21,813,000)	$(28,159,000)	$(55,652,000)

Comprehensive loss	$(21,813,000)	$(28,159,000)	$(55,652,000)

Series E preferred stock accumulated dividends	(4,686,000)	(4,640,000)	(4,484,000)

Net loss attributable to common stockholders	$(26,499,000)	$(32,799,000)	$(60,136,000)

Basic and diluted weighted average common shares outstanding	47,063,020	37,109,493	30,895,089

Basic and diluted net loss per common share attributable to common stockholders:
Continuing operations	$(0.53)	$(0.09)	$(0.03)
Discontinued operations	$(0.03)	$(0.79)	$(1.92)
Net loss per share attributable to common stockholders	$(0.56)	$(0.88)	$(1.95)

See accompanying notes to consolidated financial statements.

AVID BIOSERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2018

	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity
BALANCES, April 30, 2015	1,574,764	$2,000	27,620,947	$28,000	$512,629,000	$(453,624,000)	$59,035,000
Series E preferred stock issued for cash under June 13, 2014 Financing, net of issuance costs of $1,000	2,676	–	–	–	59,000	–	59,000
Series E preferred stock dividends	–	–	–	–	(4,139,000)	–	(4,139,000)
Common stock issued for cash under June 13, 2014 Financing, net of issuance costs of $311,000	–	–	1,232,821	1,000	11,144,000	–	11,145,000
Common stock issued for cash under August 7, 2015 Financing, net of issuance costs of $190,000	–	–	964,523	1,000	7,256,000	–	7,257,000
Common stock issued for cash under August 7, 2015 Financing, net of issuance costs of $175,000	–	–	1,210,328	1,000	6,793,000	–	6,794,000
Common stock issued for cash under October 30, 2015 Financing, net of issuance costs of $1,000	–	–	2,645,503	3,000	19,996,000	–	19,999,000
Common stock issued under Employee Stock Purchase Plan	–	–	147,769	–	540,000	–	540,000
Common stock issued upon exercise of options	–	–	25,322	–	138,000	–	138,000
Share-based compensation	–	–	–	–	4,898,000	–	4,898,000
Net loss	–	–	–	–	–	(55,652,000)	(55,652,000)
BALANCES, April 30, 2016	1,577,440	2,000	33,847,213	34,000	559,314,000	(509,276,000)	50,074,000
Series E preferred stock issued for cash under June 13, 2014 Financing, net of issuance costs of $58,000	70,320	–	–	–	1,576,000	–	1,576,000
Series E preferred stock dividends	–	–	–	–	(4,279,000)	–	(4,279,000)
Common stock issued for cash under August 7, 2015 Financing, net of issuance costs of $487,000	–	–	6,137,403	6,000	17,753,000	–	17,759,000
Common stock issued for cash under August 7, 2015 Financing, net of issuance costs of $340,000	–	–	3,750,323	4,000	12,687,000	–	12,691,000
Common stock issued under Employee Stock Purchase Plan	–	–	270,075	–	526,000	–	526,000
Common stock issued upon exercise of options	–	–	9,026	–	31,000	–	31,000
Share-based compensation	–	–	–	–	3,363,000	–	3,363,000
Net loss	–	–	–	–	–	(28,159,000)	(28,159,000)
BALANCES, April 30, 2017	1,647,760	2,000	44,014,040	44,000	590,971,000	(537,435,000)	53,582,000
Series E preferred stock dividends	–	–	–	–	(4,325,000)	–	(4,325,000)
Cumulative-effect adjustment to accumulated deficit pursuant to adoption of ASU 2016-09	–	–	–	–	(119,000)	119,000	–
Common stock issued for cash under August 7, 2015 Financing, net of issuance costs of $111,000	–	–	1,051,259	1,000	4,192,000	–	4,193,000
Common stock issued for cash under February 14, 2018 Public Offering, net of issuance costs of $1,669,000	–	–	10,294,445	10,000	21,484,000	–	21,494,000
Common stock issued under Employee Stock Purchase Plan	–	–	88,327	–	317,000	–	317,000
Common stock issued upon exercise of options	–	–	222,255	–	752,000	–	752,000
Fractional shares issued pursuant to reverse stock split	–	–	18,896	–	–	–	–
Share-based compensation	–	–	–	–	1,538,000	–	1,538,000
Net loss	–	–	–	–	–	(21,813,000)	(21,813,000)
BALANCES, April 30, 2018	1,647,760	$2,000	55,689,222	$55,000	$614,810,000	$(559,129,000)	$55,738,000

See accompanying notes to consolidated financial statements.

AVID BIOSERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 2018

	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,813,000)	$(28,159,000)	$(55,652,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,538,000	3,363,000	4,898,000
Depreciation and amortization	2,562,000	2,463,000	1,535,000
Loss on disposal of property and equipment and other assets	1,692,000	1,000	14,000
Gain on sale of research and development assets	(8,000,000)	–	–
Changes in operating assets and liabilities:
Trade and other receivables	3,988,000	(4,883,000)	954,000
Inventories	16,970,000	(16,913,000)	(8,832,000)
Prepaid expenses	781,000	(109,000)	4,000
Restricted cash	–	(550,000)	(600,000)
Other non-current assets	24,000	278,000	(325,000)
Accounts payable	(4,018,000)	(3,308,000)	(3,521,000)
Accrued clinical trial and related fees	(945,000)	(3,036,000)	3,684,000
Accrued payroll and related costs	(2,906,000)	263,000	1,215,000
Deferred revenue	(17,578,000)	18,470,000	3,400,000
Customer deposits	(4,000)	(7,195,000)	12,849,000
Other accrued expenses and current liabilities	383,000	(675,000)	1,051,000
Deferred rent, less current portion	560,000	204,000	(265,000)
Net cash used in operating activities	(26,766,000)	(39,786,000)	(39,591,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquisitions	(3,019,000)	(3,560,000)	(8,878,000)
Decrease in other assets	–	568,000	87,000
Proceeds from sale of research and development assets	3,000,000	–	–
Net cash used in investing activities	(19,000)	(2,992,000)	(8,791,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $1,780,000, $827,000, and $677,000, respectively	25,687,000	30,450,000	45,195,000
Proceeds from issuance of Series E preferred stock, net of issuance costs of nil, $58,000, and $1,000, respectively	–	1,576,000	59,000
Proceeds from issuance of common stock under Employee Stock Purchase Plan	317,000	526,000	540,000
Proceeds from exercise of stock options	752,000	31,000	138,000
Dividends paid on preferred stock	(4,325,000)	(4,279,000)	(4,139,000)
Principal payments on capital lease	(180,000)	(139,000)	–
Net cash provided by financing activities	22,251,000	28,165,000	41,793,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(4,534,000)	$(14,613,000)	$(6,589,000)

CASH AND CASH EQUIVALENTS, beginning of period	46,799,000	61,412,000	68,001,000

CASH AND CASH EQUIVALENTS, end of period	$42,265,000	$46,799,000	$61,412,000

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$4,000	$6,000	$–

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable and other liabilities for purchase of property and equipment and other assets	$180,000	$658,000	$1,565,000
Other receivables related to the sale of research and development assets	$5,000,000	$–	$–
Property and equipment acquired under capital lease	$–	$319,000	$–
Lease incentives	$–	$–	$562,000

See accompanying notes to consolidated financial statements.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS DESCRIPTION

We are a contract development and manufacturing organization (“CDMO”) that provides a comprehensive range of services from process development to current Good Manufacturing Practices (“cGMP”) commercial manufacturing focused on biopharmaceutical products derived from mammalian cell culture for biotechnology and pharmaceutical companies.

Corporate Name Change – Effective January 5, 2018, we changed our name from Peregrine Pharmaceuticals, Inc. to Avid Bioservices, Inc. in connection with our decision to cease our research and development activities and transition our business to a dedicated CDMO. Except where specifically noted or the context otherwise requires, references to “Avid,” “the Company,” “we,” “us,” and “our,” in this Annual Report refer to Avid Bioservices, Inc. and its consolidated subsidiaries.

Sale of Research and Development Assets – On February 12, 2018, we entered into an Asset Assignment and Purchase Agreement (“Purchase Agreement”) with Oncologie, Inc. pursuant to which we sold the majority of our research and development assets to Oncologie, Inc., which included the assignment of certain exclusive licenses related to our former phosphatidylserine (PS)-targeting program (Note 9). As a result of (i) the sale of our PS-targeting program, (ii) the held for sale classification of our R84 technology, (iii) the abandonment of our remaining research and development assets (including our intent to return the exosome technology back to the original licensor), and (iv) the strategic shift in our corporate direction to focus solely on our CDMO business, the operating results and related assets and liabilities from our research and development segment are reported as a loss from discontinued operations in the accompanying consolidated statements of operations and comprehensive loss for all periods presented. In addition, assets and liabilities related to that segment are reported as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets at April 30, 2018 and 2017 (Note 2).

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

Basis of Presentation – The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of Avid Bioservices, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates – The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.

Discontinued Operations – As of January 31, 2018, our research and development segment met all the conditions required in order to be classified as a discontinued operation (Note 1). Accordingly, the operating results of our research and development segment are reported as a loss from discontinued operations in the accompanying consolidated financial statements for all periods presented. In addition, the assets and liabilities related to our research and development segment are reported as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets at April 30, 2018 and 2017. For additional information, see Note 9, “Sale of Research and Development Assets”.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Reporting – Historically, our business had been organized into two reportable operating segments: (i) our research and development segment, and (ii) our contract manufacturing services segment. However, due to changes in our organizational structure associated with the aforementioned classification of our research and development segment as a discontinued operation, management has determined that the Company now operates in one operating segment with one reporting segment. The accounting policies of our one reportable segment are the same as those described in this Note 2.

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that we are unable to continue as a going concern.

At April 30, 2018, we had $42,265,000 in cash and cash equivalents. Our ability to fund our operations is dependent on the amount of cash on hand and our ability to generate sufficient revenue to cover our operations. We have expended substantial funds on our contract manufacturing business and, historically, on the research and development of pharmaceutical product candidates. As a result, we have experienced losses and negative cash flows from operations since our inception, and although we have discontinued our research and development segment (Note 1), we expect negative cash flows from operations to continue until we can generate sufficient revenue to generate positive cash flow from operations.

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

Reclassification – Certain prior year amounts related to construction-in-progress included in other assets have been reclassified to property and equipment in our accompanying consolidated balance sheet for the fiscal year ended April 30, 2017 and in our accompanying consolidated statement of cash flows for the fiscal years ended April 30, 2017 and 2016 to conform to the current period presentation. This reclassification had no effect on previously reported net loss.

In addition, certain amounts related to corporate overhead costs that were allocated to the research and development segment have been reclassified from research and development expense to selling, general and administrative expense in our accompanying consolidated statements of operations and comprehensive loss for all periods presented (Note 9). This reclassification had no effect on previously reported net loss.

Restructuring – Restructuring charges consist of one-time termination benefits, including severance and other employee-related costs related to a workforce reduction pursuant to a restructuring plan we implemented in August 2017 (Note 8). One-time termination benefits are expensed at the date we notified the employee, unless the employee was required to provide future service, in which case the benefits are expensed ratably over the future service period.

Cash and Cash Equivalents – We consider all short-term investments readily convertible to cash with an initial maturity of three months or less to be cash equivalents.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash – Under the terms of three separate operating leases related to our facilities, we are required to maintain, as collateral, letters of credit during the terms of such leases (Note 3). At April 30, 2018 and 2017, restricted cash of $1,150,000 was pledged as collateral under these letters of credit.

Trade and Other Receivables – Trade receivables represent amounts billed for contract manufacturing services and are recorded at the invoiced amount net of an allowance for doubtful accounts, if necessary. Other receivables are reported at amounts expected to be collected net of an allowance for doubtful accounts, if necessary. Trade and other receivables consist of the following at April 30,:

	2018	2017
Trade receivables	$3,539,000	$7,274,000
Other receivables	215,000	468,000
Trade and other receivables	$3,754,000	$7,742,000

Allowance for Doubtful Accounts – We continually monitor our allowance for doubtful accounts for all receivables. We apply judgment in assessing the ultimate realization of our receivables and we estimate an allowance for doubtful accounts based on various factors, such as the aging of accounts receivable balances, historical experience, and the financial condition of our customers. Based on our analysis of our receivables as of April 30, 2018 and 2017, we determined no allowance for doubtful accounts was necessary.

Inventories – Inventories are recorded at the lower of cost or market (net realizable value) and primarily include raw materials, work-in-process (comprised of raw materials, direct labor and overhead costs associated with in-process manufacturing services), and finished goods (representing manufacturing services completed and ready for shipment) associated with contract manufacturing services. Overhead costs allocated to work-in-process inventory are based on the normal capacity of our production facilities and do not include costs from abnormally low production or idle capacity, which are expensed directly to cost of contract manufacturing in the period incurred. During the fiscal year ended April 30, 2018, we expensed $13,966,000 in idle capacity costs directly to cost of contract manufacturing in the accompanying consolidated financial statements. No idle capacity costs were incurred during the fiscal years ended April 30, 2017 and 2016. Cost is determined by the first-in, first-out method. Inventories consist of the following at April 30,:

	2018	2017
Raw materials	$8,165,000	$11,304,000
Work-in-process	7,964,000	13,755,000
Finished goods	–	8,040,000
Total inventories	$16,129,000	$33,099,000

Property and Equipment, net – Property and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related asset, generally ranging from three to ten years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Construction-in-progress, which represents direct costs related to the construction of various equipment and leasehold improvements associated with our manufacturing facilities, are not depreciated until the asset is completed and placed into service. No interest was incurred or capitalized as construction-in-progress as of April 30, 2018 and 2017. In addition, all of our property and equipment are located in the U.S.

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

Our trade receivables from amounts billed for contract manufacturing services have historically been derived from a small customer base. Most contracts require up-front payments and installment payments during the service period. We perform periodic evaluations of the financial condition of our customers and generally do not require collateral, but we can terminate any contract if a material default occurs. At April 30, 2018 and 2017, approximately 93% of our trade receivables were due from six or fewer customers.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our contract manufacturing revenue has historically been derived from a small customer base. Historically, these customers have not entered into long-term contracts because their need for drug supply depends on a variety of factors, including a product’s stage of development, the timing of regulatory filings and approvals, the product needs of their collaborators, if applicable, their financial resources and the market demand with respect to a commercial product.

The percentages below represent revenue derived from each customer (and geographical location) as a percentage of total contract manufacturing revenue during the fiscal years ended April 30, 2018, 2017 and 2016:

	Geographic
Customer	Location	2018	2017	2016

Halozyme Therapeutics, Inc.	U.S.	55%	58%	69%
Coherus BioSciences, Inc.	U.S.	22	26	26
Other customers	U.S./non-U.S.	23	16	5
Total		100%	100%	100%

We attribute contract manufacturing revenue to the individual countries where the customer is headquartered. For fiscal year ended April 30, 2018, contract manufacturing revenue derived from U.S. based customers was 99% of total contract manufacturing revenue. For fiscal years ended April 30, 2017 and 2016, contract manufacturing revenue was derived solely from U.S. based customers.

Comprehensive Loss – Comprehensive loss is the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss is equal to our net loss for all periods presented.

Impairment – Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. Long-lived assets are reported at the lower of carrying amount or fair value less cost to sell. For the fiscal years ended April 30, 2018 and 2017, there were no indicators of impairment of the value of our long-lived assets.

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

As of April 30, 2018 and 2017, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash equivalents, which are primarily invested in money market funds with one major commercial bank, are carried at fair value based on quoted market prices for identical securities (Level 1 input). In addition, there were no transfers between any Levels of the fair value hierarchy during the fiscal years ended April 30, 2018 and 2017.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Customer Deposits – Customer deposits primarily represents advance billings and/or payments received for services or raw materials from our customers prior to the initiation of contract manufacturing services.

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

Revenue Recognition – We derive revenue from contract manufacturing services provided to our third-party customers. For the three years ended April 30, 2018, we have recognized revenue in accordance with the authoritative guidance for revenue recognition when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured. We also comply with the authoritative guidance for revenue recognition regarding arrangements with multiple elements.

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

Share-based Compensation – We account for stock options and other share-based awards granted under our equity compensation plans in accordance with the authoritative guidance for share-based compensation. The estimated fair value of share-based payments to employees in exchange for services is measured at the grant date, using a fair value based method, such as a Black-Scholes option valuation model, and is recognized as expense on a straight-line basis over the requisite service periods. The fair value of modifications to share-based awards, if any, is generally estimated using a Black-Scholes option valuation model, unless a lattice model is required. Forfeitures are recognized as a reduction of share-based compensation expense as they occur. As of April 30, 2018, there were no outstanding share-based awards with market or performance conditions.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes – We utilize the liability method of accounting for income taxes in accordance with authoritative guidance for accounting for income taxes. Under the liability method, deferred taxes are determined based on the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized (Note 7). In addition, we recognize the impact of an uncertain tax position only when it is more likely than not the tax position will be sustained upon examination by the tax authorities. We are also required to file federal, state and foreign income tax returns in various jurisdictions. The preparation of these returns requires us to interpret the applicable tax laws in effect in such jurisdictions, which could affect the amount paid by us.

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

The potential dilutive effect of stock options, shares of common stock expected to be issued under our ESPP, and warrants outstanding during the period are calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. The potential dilutive effect of our Series E Preferred Stock outstanding during the period is calculated using the if-converted method assuming the conversion of our Series E Preferred Stock as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. However, because the impact of stock options, shares of common stock expected to be issued under our ESPP, warrants, and Series E Preferred Stock are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per common share amounts for the three years ended April 30, 2018.

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of the following weighted average outstanding stock options and shares of common stock expected to be issued under our ESPP since their impact are anti-dilutive during periods of net loss:

	2018	2017	2016
Stock options	53,978	–	252,098
ESPP	1,972	45,767	37,862
Total	55,950	45,767	289,960

The calculation of weighted average diluted shares outstanding also excludes the following weighted average outstanding stock options, warrants, and Series E Preferred Stock (assuming the if-converted method), as their exercise prices or conversion price were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect:

	2018	2017	2016
Stock options	3,636,699	4,156,421	2,740,922
Warrants	39,040	39,040	39,040
Series E Preferred Stock	1,978,783	1,955,588	1,893,122
Total	5,654,522	6,151,049	4,673,084

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

Effective May 1, 2017, we adopted Accounting Standards Update (“ASU”) 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires that inventory should be measured at the lower of cost and net realizable value for entities that measure inventory using the first-in, first-out method. ASU 2015-11 defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  The adoption of ASU 2015-11 did not have a material impact on our consolidated financial statements.

Effective May 1, 2017, we adopted ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Under existing standards, deferred taxes for each tax-paying jurisdiction are presented as a net current asset or liability and net long-term asset or liability. To simplify presentation, the new guidance will require that all deferred tax assets and liabilities, along with related valuation allowances, be classified as long-term on the balance sheet. As a result, each tax-paying jurisdiction will now only have one net long-term deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. Due to the full valuation allowance on our U.S. deferred tax assets, the adoption of ASU 2015-17 did not have a material impact on our consolidated financial statements. No prior year periods were retrospectively adjusted.

Effective May 1, 2017, we adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 changes certain aspects of accounting for share-based payments to employees and involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Specifically, ASU 2016-09 requires that all income tax effects of share-based awards be recognized as income tax expense or benefit in the reporting period in which they occur. Additionally, ASU 2016-09 amends existing guidance to allow forfeitures of share-based awards to be recognized as they occur. Previous guidance required that share-based compensation expense include an estimate of forfeitures. Upon adoption of ASU 2016-09, we made a policy election to recognize forfeitures as they occur. The adoption of ASU 2016-09 did not have a material impact and the cumulative effect of adoption is reflected in the accompanying consolidated statements of stockholders’ equity for the fiscal year ended April 30, 2018.

Pending Adoption of Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers, which, along with subsequent amendments issued in 2015 and 2016, will replace substantially all current U.S. GAAP revenue recognition guidance. ASU 2014-09, as amended, is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services utilizing a new five-step revenue recognition model. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09, as amended, is effective for our annual reporting period beginning May 1, 2018, including interim periods within that reporting period. The new guidance permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach where the new standard is applied in the financial statements starting with the year of adoption. Under both approaches, cumulative impact of the adoption is reflected as an adjustment to retained earnings (accumulated deficit) as of the earliest date presented in accordance with the new standard.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 1, 2018, we adopted ASU 2014-09, as amended, for all contracts not completed as of the adoption date using the modified retrospective method. In assessing the impact, we have identified and implemented appropriate changes to our business policies, processes, and controls to support the adoption, recognition and disclosures under the new standard. We have reviewed the related critical terms and conditions of our existing contracts with customers and assessed the differences in accounting for such contracts under the new standard compared with current standards including the identification of performance obligations related to revenue generating activities, and determined the appropriate timing and measurement of revenue related to the performance obligations. Additionally, we have identified our significant revenue streams; manufacturing revenue and process development revenue. Based on our analysis, we have concluded that the new standard will have a significant impact on our revenue streams as it relates to the timing of the recognition of contract manufacturing revenue associated with goods or services provided to customers with no alternative use, that were previously recognized upon completion, as such revenue will now be recognized over time utilizing an input method that compares the cost of cumulative work in process to date to the most current estimates for the entire cost of the performance obligation. Under these customer agreements the customer retains control of the product as it is being created or enhanced by our services and/or we are entitled to compensation for progress to date that includes an element of profit margin. Contract manufacturing revenue of approximately $9,000,000 to $12,000,000, which would have otherwise been reflected in the consolidated statements of operations for the fiscal year ended April 30, 2019, will be recorded in equity as part of a cumulative effect adjustment as of May 1, 2018. The cumulative impact of adopting the new standard and recognizing revenue and related cost over time will result in a one-time adjustment to the opening balance of accumulated deficit of approximately $2,000,000 to $4,000,000 as of May 1, 2018. Additionally, we will include expanded disclosures in the notes to financial statements, including the disaggregation of revenue, significant judgments made with regard to revenue recognition, and the reconciliation of contract balances, among other disclosures.

The estimated impact of adopting ASU 2014-09, as amended, is based on our best estimates at the time of the preparation of this Annual Report. The actual impact is subject to change prior to our first quarterly filing of our fiscal year 2019.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which addresses diversity in practice related to the classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 will require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which will be our fiscal year 2019 beginning May 1, 2018. Based on our restricted cash balance of $1,150,000 at April 30, 2018 and 2017, we do not expect the adoption of ASU 2016-18 to have on material impact on our consolidated financial statements and related disclosures.

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

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	COMMITMENTS AND CONTINGENCIES

Operating Leases – Our corporate offices and manufacturing facilities are all located in close proximity in Tustin, California. We currently lease office, warehouse and manufacturing space in five buildings under four separate lease agreements, as summarized in the following table:

Lease #	Original Lease Execution Date	# of Buildings Occupied	Initial Lease Term Expiration Date	# of Options to Extend Lease	Extended Lease Term Expiration Date(1)
1	December 1998	2	12/31/27	2	12/31/37
2	July 2014	1	1/31/27	2	1/31/37
3	April 2016	1	8/31/23	2	8/31/35
4	April 2016	1	8/31/23	2	8/31/35

______________

(1)	Extended lease term expiration date assumes we execute all available option(s) to extend lease in accordance with the terms of the lease agreement.

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

In July 2014, we entered into a second lease agreement (the “Second Lease”) to expand our manufacturing capacity (the “Myford Facility”). The Second Lease includes an option to extend the lease term in two 5-year periods to extend the lease to July 31, 2031 and includes scheduled annual rent increases of approximately 3%. In addition, the Second Lease provided for 12.5 months of free rent, lessor improvements of $250,000 and a tenant improvement allowance of $365,000. Upon completion of the Myford Facility build-out during fiscal year 2016, certain of these improvements were classified as leasehold improvements and are being amortized over the shorter of the estimated useful life of the improvements or the remaining life of the Second Lease, as amended.

In February 2017, we entered into a lease amendment to the Second Lease (the “Second Lease Amendment”), pursuant to which we secured additional vacant warehouse space (the “Expansion Space”) within the same building as our existing Myford Facility. The purpose of the Expansion Space was to expand our biomanufacturing capacity, which we believe could support the growth of our contract manufacturing business. The Second Lease Amendment extends the initial lease term to January 31, 2027 and maintains our two 5-year renewal options that could extend the lease term to January 31, 2037. Our scheduled annual rent increases of approximately 3% are also maintained under the Second Lease Amendment. In addition, with respect to the Expansion Space, the Second Lease Amendment provided for eight (8) months of free rent and a tenant improvement allowance of $1,269,000, which is subject to certain performance contingencies, as defined in the Second Lease Amendment. As a result, the tenant improvement allowance, is accounted for as contingent rent and will be recorded when the tenant improvement allowance is received. Additionally, under the terms of the Second Lease Amendment, we are required to maintain, as collateral for the lease, a letter of credit in the amount of $550,000 during the entire term of the Second Lease, as amended, which amount is included in restricted cash in the accompanying consolidated balance sheets as of April 30, 2018 and 2017.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2016, we entered into a third lease agreement (the “Third Lease”) to lease additional office space. The Third Lease includes two separate option periods to extend the lease term to August 31, 2035 and includes annual scheduled rent increases of approximately 3%. In addition, the Third Lease provided for four months of free rent and a tenant improvement allowance of $562,000. The tenant improvements classified as leasehold improvements are being amortized over the shorter of the estimated useful life of the improvements or the remaining life of the Third Lease Additionally, under the terms of the Third Lease, we are required to maintain, as collateral for the lease, a letter of credit in the amount of $350,000 during the entire term of the Third Lease, which amount is included in restricted cash in the accompanying consolidated balance sheets as of April 30, 2018 and 2017.

In April 2016, we entered into a fourth lease agreement (the “Fourth Lease”) to support our manufacturing operations. The Fourth Lease includes two separate option periods to extend the lease term to August 31, 2035 and includes annual scheduled rent increases of approximately 3%. In addition, under the terms of the Fourth Lease, we are required to maintain, as collateral for the lease, a letter of credit in the amount of $250,000 during the entire term of the Fourth Lease, which amount is included in restricted cash in the accompanying consolidated balance sheets as of April 30, 2018 and 2017.

Under each of the aforementioned facility operating leases, we record rent expense on a straight-line basis over the initial term of the lease. The difference between rent expense and the amounts paid under the operating leases is recorded as a deferred rent liability in the accompanying consolidated financial statements. Annual rent expense under facility operating lease agreements totaled $2,935,000, $2,180,000, and $1,265,000 for the fiscal years ended April 30, 2018, 2017, and 2016, respectively.

At April 30, 2018, future minimum lease payments under all non-cancelable operating leases are as follows:

Year ending April 30,:	Minimum Lease Payments
2019	$3,006,000
2020	3,036,000
2021	3,116,000
2022	2,789,000
2023	2,730,000
Thereafter	8,632,000
$23,309,000

Legal Proceedings - In the ordinary course of business, we are at times subject to various legal proceedings and disputes. We make provisions for liabilities when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  Such provisions, if any, are reviewed at least quarterly and adjusted to reflect the impact of any settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to a particular case.  We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our consolidated results of operations or financial position.

On October 10, 2013, a derivative and class action complaint, captioned Michaeli v. Steven W. King, et al., C.A. No. 8994-VCL, was filed in the Court of Chancery of the State of Delaware (the “Court”), purportedly on behalf of the Company, which was named a nominal defendant, against certain of our current and former executive officers and our three former non-employee directors (collectively, the “Defendants”). On December 1, 2015, the plaintiffs filed an amended and supplemental derivative and class action complaint (the “Amended Complaint”). The Amended Complaint alleged that the Defendants breached their respective fiduciary duties in connection with certain purportedly improper compensation decisions made by our former board of directors during the past four fiscal years ended April 30, 2015 and that our former board of directors breached their fiduciary duty of candor by filing and seeking stockholder action on the basis of an allegedly materially false and misleading proxy statement for our 2013 annual meeting of stockholders. On May 15, 2017, the parties filed with the Court a Stipulation and Agreement of Compromise, Settlement and Release (the “Settlement”) setting forth the terms of the proposed settlement of the claims in the Amended Complaint. At a hearing on July 27, 2017, the Court issued an order approving the Settlement, which provided, among other things, that the three former non-employee directors agreed to pay or cause to be paid $1,500,000 to us, which amount is included as a reduction to selling, general and administrative expense in the accompanying consolidated financial statements for the fiscal year ended April 30, 2018. We received such payment in full in August 2017.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	STOCKHOLDERS’ EQUITY

Stockholder Rights Agreement

On March 16, 2006, our Board of Directors adopted a Stockholder Rights Agreement, which was amended and restated on March 16, 2016 (the “Rights Agreement”), that is designed to strengthen the ability of the Board of Directors to protect the interests of our stockholders against potential abusive or coercive takeover tactics and to enable all stockholders the full and fair value of their investment in the event that an unsolicited attempt is made to acquire Avid. The Rights Agreement is not intended to prevent an offer the Board of Directors concludes is in the best interest of Avid and its stockholders.

Under the Rights Agreement, the Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each share of our common stock held by stockholders of record as of the close of business on March 27, 2006. Each Right entitles holders of each share of our common stock to buy seven one thousandths (7/1,000th) of a share of Avid’s Series D Participating Preferred Stock, par value $0.001 per share, at an exercise price of $77.00 per share, subject to adjustment. The Rights are neither exercisable nor traded separately from our common stock. The Rights will become exercisable and will detach from the common shares if a person or group acquires 15% or more of our outstanding common stock, without prior approval from our Board of Directors, or announces a tender or exchange offer that would result in that person or group owning 15% or more of our common stock. Each Right, when exercised, entitles the holder (other than the acquiring person or group) to receive our common stock (or in certain circumstances, voting securities of the acquiring person or group) with a value of twice the Rights’ exercise price upon payment of the exercise price of the Rights.

Avid will be entitled to redeem the Rights at $0.007 per Right at any time prior to a person or group achieving the 15% threshold. The Rights will expire on March 16, 2021.

Sales of Common Stock

During the three fiscal years ended April 30, 2018, we issued shares of our common stock under various financing transactions, as summarized in the following table:

Description of Financing Transaction	Shares of Common Stock Issued	Gross Proceeds Raised
Fiscal Year 2016
At Market Issuance Sales Agreement dated June 13, 2014	1,232,821	$11,456,000
At Market Issuance Sales Agreement dated August 7, 2015	964,523	$7,447,000
Equity Distribution Agreement dated August 7, 2015	1,210,328	$6,969,000
Common Stock Purchase Agreement dated October 30, 2015	2,645,503	$20,000,000
	6,053,175	$45,872,000
Fiscal Year 2017
At Market Issuance Sales Agreement dated August 7, 2015	6,137,403	$18,246,000
Equity Distribution Agreement dated August 7, 2015	3,750,323	$13,031,000
	9,887,726	$31,277,000
Fiscal Year 2018
At Market Issuance Sales Agreement dated August 7, 2015	1,051,259	$4,304,000
Public Offering dated on February 14, 2018	10,294,445	$23,163,000
	11,345,704	$27,467,000

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following represents additional information for each of the financing transactions included in the above table:

June 2014 AMI Sales Agreement – On June 13, 2014, we entered into an At Market Issuance Sales Agreement with MLV & Co. LLC (“MLV”), as amended on April 13, 2015 (“June 2014 AMI Sales Agreement”), pursuant to which we were able to sell shares of our common stock through MLV, as agent, for aggregate gross proceeds of up to $25,000,000 in registered transactions from our shelf registration statement on Form S-3 (File No. 333-201245), which was declared effective by the Securities and Exchange Commission (“SEC”) on January 15, 2015 (“January 2015 Shelf”). Sales of our common stock through MLV were made by any method that was deemed an “at the market offering” as defined in Rule 415 of the Securities Act. We paid MLV a commission equal to 2.5% of the gross proceeds from the sale of our common stock pursuant to the June 2014 AMI Sales Agreement. As of April 30, 2016, we had raised the full amount of gross proceeds available to us under the June 2014 AMI Sales Agreement.

August 2015 AMI Sales Agreement – On August 7, 2015, we entered into an At Market Issuance Sales Agreement (“August 2015 AMI Sales Agreement”) with MLV, pursuant to which we were able to sell shares of our common stock through MLV, as agent, for aggregate gross proceeds of up to $30,000,000, in registered transactions from our January 2015 Shelf. Sales of our common stock through MLV were made by any method that was deemed an “at the market offering” as defined in Rule 415 of the Securities Act. We paid MLV a commission equal to 2.5% of the gross proceeds from the sale of our common stock pursuant to the August 2015 AMI Sales Agreement. As of April 30, 2018, we had raised the full amount of gross proceeds available to us under the August 2015 AMI Sales Agreement.

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

February 2018 Public Offering – On February 14, 2018, we entered into an underwriting agreement (the “Underwriting Agreement”) with Wells Fargo Securities, LLC, as representative for the underwriters identified therein (collectively, the “Underwriters”), relating to the issuance and sale in an underwritten public offering of 9,000,000 shares of our common stock, par value $0.001 per share, at a public offering price of $2.25 per share (the “Offering”). In addition, pursuant to the Underwriting Agreement, we also granted the Underwriters a 30-day option to purchase up to an additional 1,350,000 shares of our common stock under this Offering at the public offering price of $2.25 per share less the underwriting discounts and commissions to cover over-allotments, if any (the “Over-allotment Option”).

On February 20, 2018, we completed the Offering pursuant to which we sold 10,294,445 shares of our common stock, including 1,294,445 shares sold pursuant to the Underwriter’s Over-allotment Option at the public offering price of $2.25 per share. The aggregate gross proceeds we received from the Offering, including the shares sold pursuant to the Over-allotment Option, was $23,163,000, before deducting underwriting discounts and commissions and other offering related expenses of $1,669,000.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Offering was made pursuant to a prospectus supplement filed with the SEC on February 14, 2018 to our shelf registration statement on Form S-3 (File No. 333-222548), which was declared effective by the SEC on January 25, 2018 (“January 2018 Shelf”). As of April 30, 2018, aggregate gross proceeds of up to $101,837,000 remained available to us under the January 2018 Shelf.

Sales of Series E Preferred Stock

On June 13, 2014, we entered into an At Market Issuance Sales Agreement (“Series E AMI Sales Agreement”) with MLV, pursuant to which we may sell shares of our Series E Preferred Stock through MLV, as agent, for aggregate gross proceeds of up to $30,000,000, in registered transactions from our shelf registration statement on Form S-3 (File No. 333-193113), which was declared effective by the SEC on January 16, 2014 (“January 2014 Shelf”). Sales of our Series E Preferred Stock through MLV were be made by any method that was deemed an “at the market offering” as defined in Rule 415 of the Securities Act. We paid MLV a commission of up to 5% of the gross proceeds from the sale of our Series E Preferred Stock pursuant to the Series E AMI Sales Agreement. During the fiscal years ended April 30, 2017 and 2016, we sold 70,320 and 2,676 shares of our Series E Preferred Stock, respectively, at market prices under the Series E AMI Sales Agreement, for aggregate gross proceeds of $1,634,000 and $60,000, respectively. During January 2017, the underlying January 2014 Shelf expired, and therefore, we do not plan to issue and sell any additional shares of our Series E Preferred Stock under the Series E AMI Sales Agreement.

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

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(ix) The holders of the Series E Preferred Stock have no voting rights, except as defined in the Certificate of Designations.

Series E Preferred Stock Dividends

The following table summarizes the Series E Preferred Stock quarterly dividend payments during the three fiscal years ended April 30, 2018:

Declaration Date	Record Date	Payment Date	Dividends Paid	Dividend Per Share
Fiscal Year 2016
6/5/2015	6/19/2015	7/1/2015	$1,034,000	$0.65625
9/8/2015	9/18/2015	10/1/2015	$1,035,000	$0.65625
12/7/2015	12/18/2015	1/4/2016	$1,035,000	$0.65625
3/7/2016	3/18/2016	4/1/2016	$1,035,000	$0.65625
			$4,139,000	$2.62500
Fiscal Year 2017
6/2/2016	6/17/2016	7/1/2016	$1,036,000	$0.65625
9/6/2016	9/16/2016	10/3/2016	$1,081,000	$0.65625
12/6/2016	12/16/2016	1/3/2017	$1,081,000	$0.65625
3/9/2017	3/20/2017	4/3/2017	$1,081,000	$0.65625
			$4,279,000	$2.62500
Fiscal Year 2018
6/6/2017	6/19/2017	7/3/2017	$1,081,000	$0.65625
9/5/2017	9/18/2017	10/2/2017	$1,081,000	$0.65625
12/7/2017	12/18/2017	1/2/2018	$1,081,000	$0.65625
3/7/2018	3/19/2018	4/2/2018	$1,082,000	$0.65625
			$4,325,000	$2.62500

Shares of Common Stock Authorized and Reserved For Future Issuance

We are authorized to issue up to 500,000,000 shares of our common stock. As of April 30, 2018, 55,689,222 shares of our common stock were issued and outstanding. In addition, our common stock outstanding as of April 30, 2018 excluded the following shares of common stock reserved for future issuance:

•	5,316,526 shares of common stock reserved for issuance under outstanding option grants and available for issuance under our stock incentive plans;
•	1,271,409 shares of common stock reserved for and available for issuance under our ESPP;
•	39,040 shares of common stock issuable upon exercise of outstanding warrants; and
•	6,826,435 shares of common stock issuable upon conversion of our outstanding Series E Preferred Stock (1).

_____________

(1)	The Series E Preferred Stock is convertible into a number of shares of our common stock determined by dividing the liquidation preference of $25.00 per share by the conversion price, currently $21.00 per share. If all of our outstanding Series E Preferred Stock were converted at the $21.00 per share conversion price, the holders of our Series E Preferred Stock would receive an aggregate of 1,961,619 shares of our common stock. However, we have reserved the maximum number of shares of our common stock that could be issued upon a change of control event assuming our shares of common stock are acquired for consideration of $5.985 per share or less. In this scenario, each outstanding share of our Series E Preferred Stock could be converted into 4.18 shares of our common stock, representing the Share Cap.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	EQUITY COMPENSATION PLANS

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

As of April 30, 2018, we had an aggregate of 5,316,526 shares of our common stock reserved for issuance under the Stock Plans, of which, 3,597,738 shares were subject to outstanding options and 1,718,788 shares were available for future grants of share-based awards.

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

The estimated fair value of stock options are measured at the grant date, using a fair value based method, such as a Black-Scholes option valuation model, and is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The use of a valuation model requires us to make certain estimates and assumptions with respect to selected model inputs. The expected volatility is based on the daily historical volatility of our common stock covering the estimated expected term. The expected term of options granted reflects actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options. The risk-free interest rate is based on U.S. Treasury notes with terms within the contractual life of the option at the time of grant. The expected dividend yield assumption is based on our expectation of future dividend payouts. We have never declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. The fair value of stock options on the date of grant and the weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model for fiscal years ended April 30, 2018, 2017 and 2016, were as follows:

	Fiscal Year Ended April 30,
	2018	2017	2016
Risk-free interest rate	2.21%	1.32%	1.66%
Expected life (in years)	6.19	6.12	5.96
Expected volatility	110.43%	111.30%	104.74%
Expected dividend yield	–	–	–

The following summarizes our stock option transaction activity for fiscal year ended April 30, 2018:

Stock Options	Shares	Weighted Average Exercisable Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding, May 1, 2017	4,081,548	$8.77
Granted	686,097	$4.16
Exercised	(222,255)	$3.38
Canceled or expired	(947,652)	$8.90
Outstanding, April 30, 2018	3,597,738	$8.74	4.12	$335,000

Exercisable and expected to vest	3,597,738	$8.74	4.11	$335,000
Exercisable, April 30, 2018	2,891,282	$9.86	2.87	$219,000

______________

(1)	Aggregate intrinsic value represents the difference between the exercise price of an option and the closing market price of our common stock on April 30, 2018, which was $3.67 per share.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average grant date fair value of options granted to employees during the fiscal years ended April 30, 2018, 2017 and 2016 was $3.50, $2.86 and $7.09 per share, respectively.

The aggregate intrinsic value of stock options exercised during the fiscal years ended April 30, 2018, 2017 and 2016 was $173,000, $11,000 and $93,000, respectively. Cash received from stock options exercised during fiscal years ended April 30, 2018, 2017 and 2016, totaled $752,000, $31,000 and $138,000, respectively.

We issue shares of common stock that are reserved for issuance under the Stock Plans upon the exercise of stock options, and we do not expect to repurchase shares of common stock from any source to satisfy our obligations under our compensation plans.

As of April 30, 2018, the total estimated unrecognized compensation cost related to non-vested employee stock options was $2,232,000. This cost is expected to be recognized over a weighted average vesting period of 2.63 years based on current assumptions.

Employee Stock Purchase Plan

We have reserved a total of 2,142,857 shares of our common stock to be purchased under our Employee Stock Purchase Plan (the “ESPP”), of which 1,271,409 shares remained available to purchase at April 30, 2018, and are subject to adjustment as provided in the ESPP for stock splits, stock dividends, recapitalizations and other similar events. Under the ESPP, we sell shares to participants at a price equal to the lesser of 85% of the fair market value of our common stock at the (i) beginning of a six-month offering period, or (ii) end of the six-month offering period. The ESPP provides for two six-month offering periods each fiscal year; the first offering period begins on the first trading day on or after each May 1; the second offering period begins on the first trading day on or after each November 1. During the fiscal years ended April 30, 2018, 2017 and 2016, 88,327, 270,075 and 147,769 shares of our common stock were purchased, respectively, under the ESPP at a weighted average purchase price per share of $3.59, $1.95 and $3.65, respectively.

The fair value of the shares purchased under the ESPP were determined using a Black-Scholes option pricing model (see explanation of valuation model inputs above under “Stock Options”), and is recognized as expense on a straight-line basis over the requisite service period (or six-month offering period). The weighted average grant date fair value of purchase rights under the ESPP during fiscal years ended April 30, 2018, 2017 and 2016 was $1.65, $1.07 and $2.40, respectively, based on the following Black-Scholes option valuation model inputs:

	Fiscal Year Ended April 30,
	2018	2017	2016
Risk-free interest rate	1.10%	0.46%	0.18%
Expected life (in years)	0.50	0.50	0.50
Expected volatility	75.18%	105.27%	46.14%
Expected dividend yield	–	–	–

Share-based Compensation Expense

Total share-based compensation expense related to share-based awards issued under our equity compensation plans for the fiscal years ended April 30, 2018, 2017 and 2016 was comprised of the following:

	2018	2017	2016
Cost of contract manufacturing	$378,000	$108,000	$41,000
Selling, general and administrative	820,000	1,553,000	2,599,000
Discontinued operations	340,000	1,702,000	2,258,000
Total	$1,538,000	$3,363,000	$4,898,000

Share-based compensation from:
Stock options	$1,402,000	$3,094,000	$4,720,000
ESPP	136,000	269,000	178,000
	$1,538,000	$3,363,000	$4,898,000

Due to our net loss position, no tax benefits have been recognized in the consolidated statements of cash flows.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	WARRANTS

No warrants were issued or exercised during fiscal years ended April 30, 2018, 2017 and 2016. As of April 30, 2018, warrants to purchase 39,040 shares of our common stock at an exercise price of $17.29 were outstanding and are exercisable through August 30, 2018.

7.	INCOME TAXES

We are primarily subject to U.S. federal and California state jurisdictions. To our knowledge, all tax years remain open to examination by U.S. federal and state authorities.

In addition, in accordance with authoritative guidance, we are required to recognize the impact of an uncertain tax position in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained upon examination by the tax authorities. We had no unrecognized tax benefits from uncertain tax positions as of April 30, 2018 and 2017. It is also our policy, in accordance with authoritative guidance, to recognize interest and penalties related to income tax matters in interest and other expense in our consolidated statements of operations and comprehensive loss. We did not recognize interest or penalties related to income taxes for fiscal years ended April 30, 2018, 2017, and 2016, and we did not accrue for interest or penalties as of April 30, 2018 and 2017.

At April 30, 2018, we had net deferred tax assets of $123,555,000. Due to uncertainties surrounding our ability to generate future taxable income to realize these tax assets, a full valuation has been established to offset our net deferred tax assets. Additionally, the future utilization of our net operating loss carry forwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Section 382, as a result of ownership changes that may have occurred previously or that could occur in the future. A Section 382 analysis was completed as of the fiscal year ended April 30, 2018 and it was determined that no change in ownership had occurred. Ownership changes occurring subsequent to April 30, 2018 may impact the utilization of net operating loss carry forwards and other tax attributes.

At April 30, 2018, we had federal net operating loss carry forwards of approximately $433,705,000. The net operating loss carry forwards expire in fiscal years 2019 through 2037. We also have California state net operating loss carry forwards of approximately $273,091,000 at April 30, 2018, which begin to expire in fiscal year 2029.

On May 1, 2018, we adopted ASU 2016-09 (Note 2). Upon adoption, we have excess tax benefits for which a benefit could not previously be recognized of approximately $2.4 million. The balance of the unrecognized excess tax benefits has been reversed with the impact recorded to retained earnings including any change to the valuation allowance as a result of the adoption. Due to the full valuation allowance on the U.S. deferred tax assets, there was no impact to the accompanying consolidated financial statements as a result of adopting ASU 2016-09 other than what is reflected in the accompanying consolidated statements of stockholders’ equity for the fiscal year ended April 30, 2018.

The provision for income taxes on our loss from continuing operations consists of the following for the three years ended April 30,:

	2018	2017	2016
Federal income taxes at statutory rate	$(6,112,000)	$475,000	$1,223,000
State income taxes	155,000	309,000	413,000
Expiration and adjustments of deferred tax assets	1,840,000	1,693,000	1,580,000
Change in valuation allowance	(57,599,000)	(2,616,000)	(3,511,000)
Share-based compensation	1,584,000	–	–
Other, net	6,000	139,000	295,000
Tax Cuts and Jobs Act	60,126,000	–	–
Income tax (expense) benefit	$–	$–	$–

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and deferred tax liabilities at April 30, 2018 and 2017 are as follows:

	2018	2017
Share-based compensation	$4,828,000	$9,583,000
Deferred revenue	2,852,000	12,157,000
Deferred rent	568,000	738,000
Other	879,000	2,984,000
Net operating losses	115,236,000	154,030,000

Total deferred tax assets	124,363,000	179,492,000
Less valuation allowance	(123,555,000)	(178,400,000)

Total deferred tax assets, net of valuation allowance	$808,000	$1,092,000

Deferred tax liabilities:
Fixed assets	(808,000)	(1,092,000)
Total deferred tax liabilities	(808,000)	(1,092,000)
Net deferred tax assets	$–	$–

In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act includes a number of changes to existing U.S. tax laws that impact us, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years. The rate reduction is effective on January 1, 2018. However, as our fiscal year end is April 30, 2018, the statutory corporate tax rate for the fiscal year ended April 30, 2018 will be prorated to 29.73% with the statutory rate for fiscal year 2019 and beyond at 21%.

We measure deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, our deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 35 percent to 21 percent, resulting in a provisional $60.1 million increase in tax expense for the fiscal year ended April 30, 2018 and a corresponding provisional $60.1 million decrease in net deferred tax assets as of April 30, 2018. The impact was fully offset by a valuation allowance.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. As discussed above, for the fiscal year ended April 30, 2018, we recognized provisional tax impacts related to the revaluation of deferred tax assets and liabilities, which amounts were fully offset by a valuation allowance. The ultimate impact may differ from these provisional amounts, due to among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Tax Act. The accounting is expected to be complete when our 2017 U.S. corporate income tax return is filed in calendar year 2018.

8.	RESTRUCTURING

On August 9, 2017, our Board of Directors approved, and our management implemented, a restructuring plan intended to reduce operating costs and improve cost efficiencies while we pursued strategic options for our research and development assets and focused our efforts on growing our CDMO business. Under this restructuring plan, which we completed in October 2017, we reduced our overall workforce by 57 employees. As a result, during the fiscal quarter ended October 31, 2017, we incurred an aggregate of $1,588,000 in restructuring costs consisting of one-time termination benefits, including severance, and other employee-related costs, of which $330,000 related to our discontinued research and development segment and $1,258,000 related to our contract manufacturing services segment. The restructuring costs associated with our discontinued research and development segment are included in loss from discontinued operations in the accompanying consolidated financial statements for the fiscal year ended April 30, 2018 (Note 9). The restructuring costs associated with our contract manufacturing services segment are included in operating expenses in the accompanying consolidated financial statements for the fiscal year ended April 30, 2018. All restructuring costs were paid as of the fiscal quarter ended January 31, 2018.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	SALE OF RESEARCH AND DEVELOPMENT ASSETS

Asset Assignment and Purchase Agreement

On February 12, 2018, we entered into an Asset Assignment and Purchase Agreement (the “Purchase Agreement”) with Oncologie, Inc. (“Oncologie”) pursuant to which we sold to Oncologie the majority of our research and development assets, which included the assignment of certain exclusive licenses related to our former PS-targeting program, as well as certain other licenses and assets useful and/or necessary for the potential commercialization of bavituximab.

Pursuant to the Purchase Agreement, we are entitled to receive an aggregate of $8 million from Oncologie, payable in three installments over a period of approximately six and one-half months following the date of the Purchase Agreement, of which $3 million was received in March 2018 (first installment) and $3 million was received in June 2018 (second installment). We are also eligible to receive up to an additional $95 million in the event that Oncologie achieves certain development, regulatory and commercialization milestones with respect to bavituximab. In addition, we are eligible to receive royalties on net sales that are upward tiering into the mid-teens in the event that Oncologie commercializes and sells products utilizing bavituximab or the other transferred assets. As of April 30, 2018, no development, regulatory and commercialization milestones as defined in the Purchase Agreement have been achieved by Oncologie. Oncologie is responsible for all future research, development and commercialization of bavituximab, including all related intellectual property costs and all other future liabilities and obligations arising out of the ownership of the transferred assets (i.e., we remain obligated for all liabilities associated with the research and development assets associated with the Purchase Agreement incurred or arising prior to February 13, 2018). In addition, during May 2018, we entered into a separate services agreement with Oncologie to provide contract development and manufacturing services, at our commercial rates, in support of the research and development assets sold under the Purchase Agreement. To date no services have been committed to under the separate services agreement.

Discontinued Operations

As a result of (i) the sale of our PS-targeting program, (ii) the held for sale classification of our R84 technology, (iii) the abandonment of our remaining research and development assets (including our intent to return the exosome technology back to the original licensor), and (iv) the strategic shift in our corporate direction to focus solely on our CDMO business that will have a major effect on our operations and financial results, the operating results from our research and development segment are reported as a loss from discontinued operations in the accompanying consolidated statements of operations and comprehensive loss for all periods presented (Note 1). Accordingly, the accompanying consolidated financial statements for the fiscal years ended April 30, 2018, 2017 and 2016 reflect the operations and related assets and liabilities of our research and development segment as a discontinued operation. During the fiscal quarter ended April 30, 2018, we recorded a gain of $8 million upon the completion of the Purchase Agreement, which amount is included in loss from discontinued operations in the accompanying consolidated statements of operations and comprehensive loss for the fiscal year ended April 30, 2018. The results of operations presented below include certain allocations that management believes fairly reflect the utilization of services to the research and development segment. The allocations do not include amounts related to general corporate administrative expenses or interest expense. Therefore, the results of operations from the research and development segment do not necessarily reflect what the results of operations would have been had the research and development segment operated as a stand-alone segment.

The following table summarizes the results of discontinued operations for the fiscal years ended April 30, 2018, 2017 and 2016:

	2018	2017	2016
License revenue	$25,000	$–	$329,000

Operating expenses:
Research and development	6,782,000	27,992,000	58,660,000
Selling, general and administrative	2,163,000	1,560,000	1,516,000
Restructuring charges	330,000	–	–

Total operating expenses	9,275,000	29,552,000	60,176,000

Other income	–	–	598,000
Gain on sale of research and development assets	8,000,000	–	–
Loss from discontinued operations	$(1,250,000)	$(29,552,000)	$(59,249,000)

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the assets and liabilities of discontinued operations as of April 30, 2018 and 2017:

	2018	2017
Assets:
Other receivables	$5,000,000	$–
Prepaid expenses	–	652,000
Property and equipment, net	–	470,000
Other assets	–	304,000
Total assets of discontinued operations	$5,000,000	$1,426,000

Liabilities:
Accounts payable	$32,000	$2,779,000
Accrued clinical trial and related fees	3,613,000	4,558,000
Accrued payroll and related costs	614,000	1,029,000
Other liabilities	291,000	357,000
Total liabilities of discontinued operations	$4,550,000	$8,723,000

The carrying value of the assets and liabilities deemed a component of the discontinued research and development segment were not classified as “held for sale” in the accompanying consolidated balance sheets at April 30, 2018 and 2017 as Oncologie did not purchase or assume any of the reported assets or liabilities under the Purchase Agreement.

10.	BENEFIT PLAN

During fiscal year 1997, we adopted a 401(k) benefit plan (the “Plan”) for all full-time employees who are at least the age of 21 and have three or more months of continuous service. The Plan provides for employee contributions of up to 100% of their compensation on a tax deferred basis up to the maximum amount permitted by the Internal Revenue Code. We are not required to make matching contributions under the Plan, and prior to January 2010, we did not make any matching contributions from the Plan’s inception. Presently, we have voluntarily agreed to match 50% of employee contributions of up to 6% of their annual eligible compensation, subject to certain IRS limitations.

Under the Plan, each participating employee is fully vested in his or her contributions to the Plan and our contributions to the Plan will fully vest after six years of service. The expense related to our matching contributions to the Plan was $564,000, $845,000, and $543,000 for the fiscal years ended April 30, 2018, 2017, and 2016, respectively.

11.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial information for each of the two most recent fiscal years is as follows:

	Quarter Ended
	July 31, 2017	October 31, 2017	January 31, 2018	April 30, 2018
Contract manufacturing revenue	$27,077,000	$12,782,000	$6,819,000	$6,943,000
Gross profit (loss) (a)	$6,629,000	$(3,460,000)	$(4,132,000)	$(1,961,000)
Income (loss) from continuing operations	$2,800,000	$(8,301,000)	$(8,928,000)	$(6,134,000)
Income (loss) from discontinued operations (b)(c)	$(4,005,000)	$(4,323,000)	$(2,076,000)	$9,154,000
Net income (loss)	$(1,205,000)	$(12,624,000)	$(11,004,000)	$3,020,000
Series E preferred stock accumulated dividends (d)	$(1,442,000)	$(1,442,000)	$(1,442,000)	$(1,442,000)
Net income (loss) attributable to common stockholders	$(2,647,000)	$(14,066,000)	$(12,446,000)	$1,578,000
Basic and diluted weighted average common shares outstanding	44,773,727	45,097,474	45,225,804	53,360,424
Basic and diluted net income (loss) per common share attributable to common stockholders (e)
Continuing operations	$0.03	$(0.21)	$(0.23)	$(0.14)
Discontinued operations	$(0.09)	$(0.10)	$(0.05)	$0.17
Net income (loss) per common share attributable to common stockholders	$(0.06)	$(0.31)	$(0.28)	$0.03

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended
	July 31, 2016	October 31, 2016	January 31, 2017	April 30, 2017
Contract manufacturing revenue	$5,609,000	$23,370,000	$10,747,000	$17,904,000
Gross profit	$2,547,000	$7,929,000	$2,773,000	$6,122,000
Income (loss) from continuing operations	$(2,018,000)	$3,303,000	$(1,569,000)	$1,677,000
Loss from discontinued operations (b)	$(9,039,000)	$(7,359,000)	$(6,205,000)	$(6,949,000)
Net loss	$(11,057,000)	$(4,056,000)	$(7,774,000)	$(5,272,000)
Series E preferred stock accumulated dividends (d)	$(1,380,000)	$(1,442,000)	$(1,442,000)	$(1,442,000)
Net loss attributable to common stockholders	$(12,437,000)	$(5,498,000)	$(9,216,000)	$(6,714,000)
Basic and diluted weighted average common shares outstanding	34,227,870	34,973,681	37,258,794	42,141,720
Basic and diluted net income (loss) per common share attributable to common stockholders (e)
Continuing operations	$(0.10)	$0.05	$(0.08)	$0.01
Discontinued operations	$(0.26)	$(0.21)	$(0.17)	$(0.17)
Net income (loss) per common share attributable to common stockholders	$(0.36)	$(0.16)	$(0.25)	$(0.16)

___________________

(a)	Gross profit (loss) for the first, second, third, and fourth quarters of fiscal year 2018 includes idle capacity costs of $900,000, $4,938,000, $5,344,000 and $2,784,000, respectively, which amounts were expensed directly to cost of contract manufacturing. No idle capacity costs were incurred during the same prior year periods.
(b)	As of January 31, 2018, our research and development segment met all the conditions required in order to be classified as a discontinued operation (Note 2). Accordingly, the operating results of our research and development segment are reported as income (loss) from discontinued operations for all periods presented.
(c)	Income from discontinued operations for the quarter ended April 30, 2018 includes a gain on sale of research and development assets of $8,000,000 (Note 9).
(d)	Series E preferred stock accumulated dividends include dividends declared for the period (regardless of whether or not the dividends have been paid) and dividends accumulated for the period (regardless of whether or not the dividends have been declared).
(e)	Basic and diluted net income (loss) per common share attributable to common stockholders calculations for each of the quarters are based on the basic and diluted weighted average common shares outstanding for each period. As such, the sum of the quarters may not necessarily equal the basic and diluted net income (loss) per common share amount for the fiscal year.

12.	SUBSEQUENT EVENTS

On June 6, 2018, our Board of Directors declared a quarterly cash dividend of $0.65625 per share on our Series E Preferred Stock. The dividend payment is equivalent to an annualized 10.50% per share, based on the $25.00 per share stated liquidation preference, accruing from April 1, 2018 through June 30, 2018.  The cash dividend of $1,081,000 was paid on July 2, 2018 to holders of the Series E Preferred Stock of record on June 18, 2018.

