Form 10-Q
period 2018-07-31
Avid Bioservices, Inc.
filed 2018-09-10
CIK 704562

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

Yes ☐     No  ☒

As of September 5, 2018, there were 56,001,456 shares of common stock, $0.001 par value, outstanding.

AVID BIOSERVICES, INC.

TABLE OF CONTENTS

The terms “we,” “us,” “our,” “the Company,” and “Avid,” as used in this Quarterly Report on Form 10-Q refer to Avid Bioservices, Inc. and its consolidated subsidiaries.

i

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	July 31, 2018	April 30, 2018
	Unaudited	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$37,484	$42,265
Trade and other receivables	2,951	3,754
Contract assets	4,775	–
Inventories	9,168	16,129
Prepaid expenses	528	679
Assets of discontinued operations	2,014	5,000
Total current assets	56,920	67,827
Property and equipment, net	26,336	26,479
Restricted cash	1,150	1,150
Other assets	302	304
Total assets	$84,708	$95,760
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,122	$1,909
Accrued payroll and related costs	2,030	2,564
Contract liabilities	17,994	27,935
Other current liabilities	609	905
Liabilities of discontinued operations	1,969	4,550
Total current liabilities	25,724	37,863

Deferred rent, less current portion	2,145	2,159
Capital lease, less current portion	93	–

Commitments and contingencies

Stockholders’ equity:
Preferred stock—$0.001 par value; authorized 5,000,000 shares; 1,647,760 shares issued and outstanding at July 31, 2018 and April 30, 2018, respectively	2	2
Common stock—$0.001 par value; authorized 500,000,000 shares; 55,990,274 and 55,689,222 shares issued and outstanding at July 31, 2018 and April 30, 2018, respectively	55	55
Additional paid-in capital	615,040	614,810
Accumulated deficit	(558,351)	(559,129)
Total stockholders’ equity	56,746	55,738
Total liabilities and stockholders’ equity	$84,708	$95,760

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and comprehensive loss (UNAUDITED)

(in thousands, except share and per share information)

	Three Months Ended July 31,
	2018	2017
Contract manufacturing revenue	$12,589	$27,077
Cost of contract manufacturing	11,397	20,448
Gross profit	1,192	6,629

Operating expenses:
Selling, general and administrative expenses	3,215	3,853

Operating (loss) income	(2,023)	2,776

Other income (expense):
Interest and other income	73	27
Interest and other expense	(11)	(3)

(Loss) income from continuing operations	$(1,961)	$2,800
Loss from discontinued operations	–	(4,005)

Net loss	$(1,961)	$(1,205)

Comprehensive loss	$(1,961)	$(1,205)

Series E preferred stock accumulated dividends	(1,442)	(1,442)

Net loss attributable to common stockholders	$(3,403)	$(2,647)

Weighted average common shares outstanding:
Basic	55,770,108	44,773,727
Diluted	55,770,108	44,877,985

Net (loss) income per common share attributable to common stockholders, basic:
Continuing operations	$(0.06)	$0.03
Discontinued operations	$–	$(0.09)
Total	$(0.06)	$(0.06)

Net (loss) income per common share attributable to common stockholders, diluted:
Continuing operations	$(0.06)	$0.03
Discontinued operations	$–	$(0.09)
Total	$(0.06)	$(0.06)

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended July 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,961)	$(1,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	642	642
Stock-based compensation	297	485
Changes in operating assets and liabilities:
Trade and other receivables	803	(142)
Contract assets	(1,887)	–
Inventories	(910)	8,864
Prepaid expenses	151	45
Assets of discontinued operations	(14)	27
Other non-current assets	2	9
Accounts payable	1,151	(283)
Accrued payroll and related expenses	(534)	(1,206)
Contract liabilities	(2,028)	(17,762)
Other accrued expenses and current liabilities	(565)	(28)
Liabilities of discontinued operations	(2,581)	(1,937)
Deferred rent, less current portion	(14)	281

Net cash used in operating activities	(7,448)	(12,210)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquisitions	(192)	(403)
Proceeds from sale of research and development assets	3,000	–

Net cash provided by (used in) investing activities	2,808	(403)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of nil and $111, respectively	–	4,193
Proceeds from exercise of stock options	1,014	34
Dividends paid on Series E preferred stock	(1,081)	(1,081)
Principal payments on capital lease	(74)	(76)
Net cash (used in) provided by financing activities	(141)	3,070

Net decrease in cash, cash equivalents and restricted cash	(4,781)	(9,543)

Cash, cash equivalents and restricted cash at beginning of period	43,415	47,949

Cash, cash equivalents and restricted cash at end of period	$38,634	$38,406

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable for purchase of property and equipment	$62	$748
Property and equipment acquired under capital lease	$245	$–

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total of the same amounts shown above:

	July 31, 2018	April 30, 2018	July 31, 2017	April 30, 2017
Cash and cash equivalents	$37,484	$42,265	$37,256	$46,799
Restricted cash	1,150	1,150	1,150	1,150
Total cash, cash equivalents and restricted cash	$38,634	$43,415	$38,406	$47,949

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share information)

1.	DESCRIPTION OF COMPANY AND BASIS OF PRESENTATION

We are a contract development and manufacturing organization (“CDMO”) that provides a comprehensive range of services from process development to current Good Manufacturing Practices (“cGMP”) commercial manufacturing focused on biopharmaceutical products derived from mammalian cell culture for biotechnology and pharmaceutical companies.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended April 30, 2018. The condensed consolidated balance sheet at April 30, 2018 has been derived from audited financial statements at that date. The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented, with such adjustments consisting only of normal recurring adjustments. Results of operations for interim periods covered by this Quarterly Report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year or any other interim period.

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

Discontinued Operations

For all periods presented, the operating results of our former research and development segment have been excluded from continuing operations and reported as a loss from discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented. In addition, the assets and liabilities related to our discontinued research and development segment are reported as assets and liabilities of discontinued operations in the accompanying unaudited condensed consolidated balance sheets at July 31, 2018 and April 30, 2018. For additional information on the discontinuation of our research and development segment, refer to Note 11, “Sale of Research and Development Assets”.

Segment Reporting

Historically, our business had been organized into two reportable operating segments: (i) our research and development segment, and (ii) our contract manufacturing services segment. However, as a result of the aforementioned discontinued operation of our research and development segment (Note 11), management has determined that the Company now operates in only one operating segment. Accordingly, we reported our financial results for one reportable segment to reflect this new organizational structure.

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

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share information)

At July 31, 2018, we had $37,484 in cash and cash equivalents. Our ability to fund our operations depends on the amount of cash on hand and our ability to generate sufficient revenue to cover our operations. We have expended substantial funds on our contract manufacturing business and, historically, on the research and development of pharmaceutical product candidates. As a result, we have experienced losses and negative cash flows from operations since our inception, and although we have discontinued our research and development segment, we expect negative cash flows from operations to continue until we can generate sufficient revenue to generate positive cash flow from operations.

In the event we are unable to obtain sufficient business to support our operations beyond the next twelve months, we may need to raise additional capital. Our ability to raise additional capital in the equity markets to fund our obligations in future periods depends on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, and adverse financial results. If we are unable to either raise sufficient capital in the equity markets or generate additional revenue, we may need to further restructure, or cease, our operations. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that our accompanying unaudited condensed consolidated financial statements are issued.

Reclassifications

Certain prior year amounts related to construction-in-progress included in other assets (investing activities) have been reclassified to property and equipment (investing activities) in our accompanying unaudited condensed consolidated statement of cash flows for the three months ended July 31, 2017 to conform to the current period presentation. This reclassification had no effect on previously reported net loss.

In addition, certain prior year amounts related to deferred revenue and customer deposits have been reclassified to contract liabilities in our accompanying consolidated balance sheet for the fiscal year ended April 30, 2018 and in our accompanying consolidated statement of cash flows for the three months ended July 31, 2017 to conform to the current period presentation (Note 2). This reclassification had no effect on previously reported net loss.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers (“ASC 606”), which, along with subsequent amendments issued after May 2014, replaced substantially all then relevant U.S. GAAP revenue recognition guidance. ASC 606, as amended, is based on the principle that revenue is recognized to depict the contractual transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services utilizing a new five-step revenue recognition model, which steps include (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share information)

On May 1, 2018, we adopted ASC 606, as amended, to all contracts not completed as of May 1, 2018 using the modified retrospective method. Results for the reporting period beginning after May 1, 2018 are presented in accordance with ASC 606, while prior period amounts continue to be reported under the accounting standards that were in effect for the prior period. The accounting policy for revenue recognition for periods prior to May 1, 2018 is described in Note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018.

The cumulative effect of adopting ASC 606 resulted in a one-time adjustment of $2,739 to the opening balance of accumulated deficit. The cumulative effect adjustment relates to the recognition of revenue and related costs for customer contracts that transfer goods or services over time. Under ASC 606, the timing of the recognition of contract manufacturing revenue and the related cost of contract manufacturing associated with goods or services provided to customers with no alternative use are recognized over time utilizing an input method that compares the cost of cumulative work-in-process to date to the most current estimates for the entire cost of the performance obligation. By contrast, in the prior period, contract manufacturing revenue and the related costs were recognized upon completion of the performance obligation in accordance with accounting standards that were in effect in the prior period. Under these customer contracts the customer retains control of the product as it is being created or enhanced by our services and/or we are entitled to compensation for progress to date that includes an element of profit margin.

The following table summarizes the cumulative effect of the adoption of ASC 606 on amounts previously reported in our consolidated balance sheet at April 30, 2018:

	As Reported April 30, 2018	ASC 606 Transition Adjustment	Balance at May 1, 2018

Contract assets	$–	$2,888	$2,888
Inventories	16,129	(7,871)	8,258
Contract liabilities	27,935	(7,913)	20,022
Other current liabilities	905	191	1,096
Accumulated deficit	(559,129)	2,739	(556,390)

The following table summarizes the effect of the adoption of ASC 606 on our unaudited condensed consolidated balance sheet at July 31, 2018:

	As Reported	Effect of Change Higher/(Lower)	Balance Without Adoption of ASC 606

Contract assets	$4,775	$4,775	$–
Inventories	9,168	(16,047)	25,215
Contract liabilities	17,994	(16,641)	34,635

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share information)

The following table summarizes the effect of the adoption of ASC 606 on our unaudited condensed consolidated statement operations and comprehensive loss for the three months ended July 31, 2018:

	As Reported	Effect of Change Higher/(Lower)	Balance Without Adoption of ASC 606

Contract manufacturing revenue	$12,589	$10,616	$1,973
Cost of contract manufacturing	11,397	7,984	3,413
Gross profit (loss)	1,192	2,632	(1,440)
Operating loss	(2,023)	2,632	(4,655)
Net loss	(1,961)	2,632	(4,593)

Revenue Recognition

We derive revenue from contract manufacturing services provided under our customer contracts, which we have disaggregated into the following revenue streams:

Manufacturing revenue

The manufacturing revenue stream represents revenue from the manufacturing of customer product(s) derived from mammalian cell culture covering clinical through commercial manufacturing runs. Under a manufacturing contract, a quantity of manufacturing runs are ordered and the product is manufactured according to the customer’s specifications and typically only one performance obligation is included. Each manufacturing run represents a distinct service that is sold separately and has stand-alone value to the customer. The product(s) are manufactured exclusively for a specific customer and have no alternative use. The customer retains control of their product during the entire manufacturing process and can make changes to the process or specifications at their request. Under these agreements, we are entitled to consideration for progress to date that includes an element of profit margin. Revenue associated with this stream is recognized over time utilizing an input method that compares the cost of cumulative work-in-process to date to the most current estimates for the entire cost of the performance obligation.

Process development revenue

The process development revenue stream represents revenue from non-manufacturing related services associated with the custom development of a customer’s product. Under a process development contract, the customer owns the product details and process and has no alternative use. These process development projects are customized to each customer to meet their specifications and typically only one performance obligation is included. Each process represents a distinct service that is sold separately and has stand-alone value to the customer. The customer also retains control of their product as the product is being created or enhanced by our services and can make changes to their process or specifications upon request. Revenue associated with this stream is recognized over time utilizing an input method that compares the cost of cumulative work-in-process to date to the most current estimates for the entire cost of the performance obligation.

The following table disaggregates our contract manufacturing revenue for the three months ended July 31, 2018 by revenue stream:

Manufacturing revenue	$10,300
Process development revenue	2,289
Total contract manufacturing revenue	$12,589

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share information)

Contract balances

The timing of revenue recognition, billings and cash collections results in billed trade receivables, contract assets (unbilled receivables), and contract liabilities (customer deposits and deferred revenue). Contract assets are recorded when our right to consideration is conditioned on something other than the passage of time. Contract assets are reclassified to trade receivables on the balance sheet when our rights become unconditional. Contract liabilities represent customer deposits and deferred revenue billed and/or received in advance of our fulfillment of performance obligations. Contract liabilities will convert to contract manufacturing revenue as we perform our obligations under the contract.

We recognized $6,962 in contract manufacturing revenue for the three months ended July 31, 2018 for which the contract liability was recorded in the prior period.

Practical expedients and contract costs

We apply the practical expedient available under ASC 606 that permits us not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. In addition, we currently do not have any unsatisfied performance obligations for contracts greater than one year.

Costs incurred to obtain or fulfill a contract are not material. These costs are generally employee sales commissions, which are expensed when incurred and included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

Cash and Cash Equivalents

We consider all short-term investments readily convertible to cash with an initial maturity of three months or less to be cash equivalents.

Restricted Cash

Under the terms of three separate operating leases related to our facilities, we are required to maintain, as collateral, letters of credit during the terms of such leases. At July 31, 2018 and April 30, 2018, restricted cash of $1,150 was pledged as collateral under these letters of credit.

Impairment

Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. Long-lived assets are reported at the lower of carrying amount or fair value less cost to sell. For the three months ended July 31, 2018 and 2017, there were no indicators of impairment of the value of our long-lived assets.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share information)

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

As of July 31, 2018 and April 30, 2018, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash equivalents, which are primarily invested in money market funds with one major commercial bank, are carried at fair value based on quoted market prices for identical securities (Level 1 input). In addition, there were no transfers between any Levels of the fair value hierarchy during the three months ended July 31, 2018 and 2017.

Stock-based Compensation

We account for stock options, restricted stock rights and other stock-based awards granted under our equity compensation plans in accordance with the authoritative guidance for stock-based compensation. The estimated fair value of stock options granted to employees in exchange for services is measured at the grant date, using a fair value based method, such as a Black-Scholes option valuation model, and is recognized as expense on a straight-line basis over the requisite service periods. In addition, the fair value of restricted stock rights is measured at the grant date based on the closing market price of our common stock on the date of grant, and is recognized as expense on a straight-line basis over the period of vesting. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur. As of July 31, 2018, there were no outstanding stock-based awards with market or performance conditions.

Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act includes a number of changes to existing U.S. tax laws that impact us, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years, effective January 1, 2018. We performed a review of the Tax Act for the fiscal year ended April 30, 2018, and based on the information available at that time, recorded certain provisional amounts related to the revaluation of our deferred tax assets and liabilities, which were fully offset by a valuation allowance.

In December 2017, the SEC issued interpretive guidance under Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. As discussed above, for the fiscal year ended April 30, 2018, we recognized provisional tax impacts related to the revaluation of deferred tax assets and liabilities, which amounts were fully offset by a valuation allowance. The ultimate impact may differ from these provisional amounts, due to among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Tax Act. The accounting for these provisions is expected to be complete when our 2017 U.S. corporate income tax return is filed in calendar year 2018.

Adoption of Other Recent Accounting Pronouncements

In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies the presentation requirements of restricted cash within the statement of cash flows. ASU 2016-18 will require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We adopted ASU 2016-18 on May 1, 2018 and the cash and cash equivalents at the beginning-of-period and end-of-period total amounts in our condensed consolidated statements of cash flows have been adjusted to include $1,150 of restricted cash for each of the periods presented.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share information)

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a stock-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after December 15, 2017. We adopted ASU 2017-09 on May 1, 2018. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements and related disclosures.

New Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to recognize right-of-use assets and lease liabilities on its balance sheet for all leases with lease terms greater than 12 months and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, which will be our fiscal year 2020 beginning May 1, 2019. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption of ASU 2016-02 on our condensed consolidated financial statements and related disclosures.

3.	Trade and other RECEIVABLEs

Trade receivables represent amounts billed for contract manufacturing services and are recorded at the invoiced amount net of an allowance for doubtful accounts, if necessary. Other receivables are reported at amounts expected to be collected net of an allowance for doubtful accounts, if necessary. Trade and other receivables consist of the following:

	July 31, 2018	April 30, 2018
Trade receivables	$2,834	$3,539
Other receivables	117	215
Total trade and other receivables	$2,951	$3,754

We continually monitor our allowance for doubtful accounts for all receivables. We apply judgment in assessing the ultimate realization of our receivables and we estimate an allowance for doubtful accounts based on various factors, such as, the aging of accounts receivable balances, historical experience, and the financial condition of our customers. Based on our analysis of our receivables as of July 31, 2018 and April 30, 2018, we determined no allowance for doubtful accounts was necessary.

4.	INVENTORIES

Inventories are recorded at the lower of cost or market (net realizable value) and include raw materials and work-in-process (comprised of raw materials, direct labor and overhead costs associated with in-process manufacturing services) associated with contract manufacturing services. Overhead costs allocated to work-in-process inventory are based on the normal capacity of our production facilities and do not include costs from abnormally low production or idle capacity, which are expensed directly to cost of contract manufacturing in the period incurred. During the three months ended July 31, 2018 and 2017, we expensed $1,729 and $900, respectively, in idle capacity costs directly to cost of contract manufacturing in the accompanying condensed consolidated financial statements. Cost is determined by the first-in, first-out method. Inventories consist of the following:

	July 31, 2018	April 30, 2018
Raw materials	$8,979	$8,165
Work-in-process	189	7,964
Total inventories	$9,168	$16,129

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share information)

5.	PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related asset, generally ranging from three to ten years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Construction-in-progress, which represents direct costs related to the construction of various equipment and leasehold improvements associated with our manufacturing facilities, are not depreciated until the asset is completed and placed into service. No interest was incurred or capitalized as construction-in-progress as of July 31, 2018 and April 30, 2018. All of our property and equipment are located in the U.S.

Property and equipment, net, consists of the following:

	July 31, 2018	April 30, 2018
Leasehold improvements	$20,686	$20,686
Laboratory equipment	11,230	10,258
Furniture, fixtures, office equipment and software	5,159	4,597
Construction-in-progress	2,275	3,310
Total property and equipment	39,350	38,851
Less accumulated depreciation and amortization	(13,014)	(12,372)
Total property and equipment, net	$26,336	$26,479

Depreciation and amortization expense for the three months ended July 31, 2018 and 2017 was $642 and $642, respectively.

6.	Capital lease obligation

In June 2018, we financed certain software under a capital lease agreement that bears interest at a rate of approximately 4.19% per annum. The gross value of software purchased under the capital lease of $245 and the related accumulated amortization of $14 are included in property and equipment, net in the accompanying unaudited condensed consolidated balance sheet at July 31, 2018.

Minimum future lease payments under the capital lease as of July 31, 2018 are as follows:

Fiscal Year ending April 30,:
2019 (remainder of fiscal year)	$–
2020	85
2021	97
Total minimum lease payments	182
Amount representing interest	(11)
Net present value minimum lease payments	171
Less current portion included in other current liabilities	(78)
Long-term portion included in capital lease obligation, less current portion	$93

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share information)

7.	STOCKHOLDERS’ EQUITY

Series E Preferred Stock Dividend

On June 6, 2018, our Board of Directors declared a quarterly cash dividend of $0.65625 per share on our 10.50% Series E Convertible Preferred Stock (the “Series E Preferred Stock”). The dividend payment is equivalent to an annualized 10.50% per share, based on the $25.00 per share stated liquidation preference, accruing from April 1, 2018 through June 30, 2018. The cash dividend of $1,081 was paid on July 2, 2018 to holders of the Series E Preferred Stock of record on June 18, 2018.

Shares of Common Stock Authorized and Reserved for Future Issuance

We are authorized to issue up to 500,000,000 shares of our common stock. As of July 31, 2018, 55,990,274 shares of our common stock were issued and outstanding. In addition, our common stock outstanding as of July 31, 2018 excluded the following shares of our common stock reserved for future issuance:

•	5,005,142 shares of common stock reserved for issuance under outstanding option grants and restricted stock rights and available for issuance under our stock incentive plans;
•	1,271,409 shares of common stock reserved for and available for issuance under our Employee Stock Purchase Plan;
•	39,040 shares of common stock issuable upon exercise of outstanding warrants; and
•	6,826,435 shares of common stock issuable upon conversion of our outstanding Series E Preferred Stock (1).

_____________

(1)	The Series E Preferred Stock is convertible into a number of shares of our common stock determined by dividing the liquidation preference of $25.00 per share by the conversion price, currently $21.00 per share. If all of our outstanding shares of Series E Preferred Stock were converted at the $21.00 per share conversion price, the holders of our Series E Preferred Stock would receive an aggregate of 1,961,619 shares of our common stock. However, we have reserved the maximum number of shares of our common stock that could be issued upon a change of control event assuming our shares of common stock are acquired for consideration of $5.985 per share or less. In this scenario, each outstanding share of our Series E Preferred Stock could be converted into 4.18 shares of our common stock.

8.	equity compensation plans

Stock Incentive Plans

As of July 31, 2018, we had an aggregate of 5,005,142 shares of our common stock reserved for issuance under our stock incentive plans, of which, 3,088,084 shares were subject to outstanding options and restricted stock rights and 1,917,058 shares were available for future grants of stock-based awards.

Stock Options

The following summarizes our stock option transaction activity for the three months ended July 31, 2018:

Stock Options	Shares	Weighted Average Exercisable Price
Outstanding, May 1, 2018	3,597,738	$8.74
Granted	162,948	3.80
Exercised	(301,052)	3.37
Canceled or expired	(499,600)	11.00
Outstanding, July 31, 2018	2,960,034	$8.64

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share information)

Restricted Stock Rights

On June 15, 2018, the Compensation Committee of the Board of Directors granted an aggregate of 128,050 restricted stock right (“RSR”) awards to substantially all of our employees, excluding executive officers, which entitles the employee the right to be issued a share of our common stock upon vesting of the RSR. The RSR’s were granted under our 2011 Stock Incentive Plan and vest annually in equal installments over a four-year period. The RSR’s have an aggregate grant date fair value of $464, based on the closing market price of our common stock on the date of grant, which is amortized as stock-based compensation expense on a straight-line basis over the period of vesting.

The following summarizes our restricted stock right transaction activity for the three months ended July 31, 2018:

Restricted Stock Rights	Shares	Weighted Average Grant Date Fair Value
Outstanding, May 1, 2018	–	$–
Granted	128,050	3.62
Vested	–	–
Forfeited	–	–
Outstanding, July 31, 2018	128,050	$3.62

Employee Stock Purchase Plan

We have reserved a total of 2,142,857 shares of our common stock to be purchased under our Employee Stock Purchase Plan (“ESPP”), of which 1,271,409 shares remained available to purchase at July 31, 2018, and are subject to adjustment as provided in the ESPP for stock splits, stock dividends, recapitalizations and other similar events. Under the ESPP, we sell shares to participants at a price equal to the lesser of 85% of the fair market value of our common stock at the (i) beginning of a six-month offering period, or (ii) end of the six-month offering period. The ESPP provides for two six-month offering periods each year; the first offering period begins on the first trading day on or after each May 1; the second offering period begins on the first trading day on or after each November 1. No shares of our common stock were purchased under the ESPP during the three months ended July 31, 2018 as the current six-month offering period ends on October 31, 2018.

Stock-Based Compensation

Total stock-based compensation expense related to stock-based awards issued under our equity compensation plans is included in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended July 31,
	2018	2017
Cost of contract manufacturing	$85	$–
Selling, general and administrative	212	205
Discontinued operations	–	280
Total	$297	$485

Stock-based compensation from:
Stock options	$254	$409
Restricted stock rights	15	–
ESPP	28	76
	$297	$485

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share information)

As of July 31, 2018, the total estimated unrecognized compensation cost related to non-vested employee stock options and non-vested restricted stock rights was $2,370 and $449, respectively. These costs are expected to be recognized over a weighted average vesting periods of 2.81 years and 3.87 years, respectively, based on current assumptions.

9.	NET (LOSS) INCOME PER COMMON SHARE

Basic net (loss) income per common share is computed by dividing our net (loss) income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding the dilutive effects of stock options, unvested RSRs, shares of common stock expected to be issued under our ESPP, warrants, and Series E Preferred Stock outstanding during the period. Diluted net (loss) income per common share is computed by dividing our net (loss) income attributable to common stockholders by the sum of the weighted average number of shares of common stock outstanding during the period plus the potential dilutive effects of stock options, unvested RSRs, shares of common stock expected to be issued under our ESPP, warrants, and Series E Preferred Stock outstanding during the period. Net (loss) income attributable to common stockholders represents our net (loss) income plus Series E Preferred Stock accumulated dividends. Series E Preferred Stock accumulated dividends include dividends declared for the period (regardless of whether or not the dividends have been paid) and dividends accumulated for the period (regardless of whether or not the dividends have been declared).

The potential dilutive effect of stock options, unvested RSRs, shares of common stock expected to be issued under our ESPP, and warrants outstanding during the period are calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. The potential dilutive effect of our Series E Preferred Stock outstanding during the period was calculated using the if-converted method assuming the conversion of Series E Preferred Stock as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. A reconciliation of the numerators and the denominators of the basic and dilutive net (loss) income per common share computations is as follows (in thousands, expect share and per share amounts):

	Three Months Ended July 31, 2018		Three Months Ended July 31, 2017
	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Numerator
Net (loss) income	$(1,961)	$–	$2,800	$(4,005)
Series E preferred stock accumulated dividends	(1,442)	–	(1,442)	–
Net (loss) income attributable to common stockholders	$(3,403)	$–	$1,358	$(4,005)

Denominator
Weighted average common shares outstanding, basic	55,770,108	55,770,108	44,773,727	44,773,727
Effect of dilutive securities:
Stock options	–	–	102,074	102,074
ESPP	–	–	2,184	2,184
Weighted average common shares outstanding, dilutive	55,770,108	55,770,108	44,877,985	44,877,985
Net (loss) income per share, basic	$(0.06)	$–	$0.03	$(0.09)
Net (loss) income per share, diluted	$(0.06)	$–	$0.03	$(0.09)

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share information)

For the three months ended July 31, 2018, we excluded from the calculation of diluted net loss per share, the potential dilutive effect of 112,225 weighted average shares of outstanding stock options, unvested RSRs and shares of common stock expected to be issued under our ESPP because their impact is anti-dilutive in periods of net loss. In addition, the calculation of weighted average diluted shares outstanding for the three months ended July 31, 2018 and 2017 excludes the following weighted average outstanding stock options, warrants, and Series E Preferred Stock (assuming the if-converted method), as their exercise prices or conversion price were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect:

	July 31, 2018	July 31, 2017

Stock Options	2,694,732	3,602,628
Warrants	39,040	39,040
Series E Preferred Stock	1,978,783	1,978,783
Total	4,712,555	5,620,451

10.	WARRANTS

No warrants were issued or exercised during the three months ended July 31, 2018. As of July 31, 2018, warrants to purchase 39,040 shares of our common stock at an exercise price of $17.29 were outstanding. Subsequent to July 31, 2018, these warrants expired unexercised on August 30, 2018.

11.	Sale of research and development assets

Asset Assignment and Purchase Agreement

On February 12, 2018, we entered into an Asset Assignment and Purchase Agreement (the “Purchase Agreement”) with Oncologie, Inc. (“Oncologie”) pursuant to which we sold to Oncologie the majority of our research and development assets, which included the assignment of certain exclusive licenses related to our former phosphatidylserine (PS)-targeting program, as well as certain other licenses and assets useful and/or necessary for the potential commercialization of bavituximab.

Pursuant to the Purchase Agreement, we received an aggregate of $8,000 from Oncologie, paid over three installments, of which $3,000 was received in March 2018 (first installment), $3,000 was received in June 2018 (second installment) and $2,000 was received in September 2018 (third installment). We are also eligible to receive up to an additional $95,000 in the event that Oncologie achieves certain development, regulatory and commercialization milestones with respect to bavituximab. In addition, we are eligible to receive royalties on net sales that are upward tiering into the mid-teens in the event that Oncologie commercializes and sells products utilizing bavituximab or the other transferred assets. As of July 31, 2018, no development, regulatory and commercialization milestones as defined in the Purchase Agreement have been achieved by Oncologie. Oncologie is responsible for all future research, development and commercialization of bavituximab, including all related intellectual property costs and all other future liabilities and obligations arising out of the ownership of the transferred assets (i.e., we remain obligated for all liabilities associated with the research and development assets associated with the Purchase Agreement incurred or arising prior to February 13, 2018). In addition, during May 2018, we entered into a separate services agreement with Oncologie to provide contract development and manufacturing services, at our commercial rates, in support of the research and development assets sold under the Purchase Agreement. To date no services have been contracted under the separate services agreement.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share information)

Discontinued Operations

As a result of (i) the sale of our PS-targeting program, (ii) the held for sale classification of our R84 technology, (iii) the abandonment of our remaining research and development assets (including our intent to return the exosome technology back to the original licensor), and (iv) the strategic shift in our corporate direction to focus solely on our CDMO business that will have a major effect on our operations and financial results, the operating results from our former research and development segment and the related assets and liabilities have been presented as discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented (Note 1). The results of operations from discontinued operations presented below include certain allocations that management believes fairly reflect the utilization of services provided to the former research and development segment. The allocations do not include amounts related to general corporate administrative expenses or interest expense. Therefore, the results of operations from the former research and development segment do not necessarily reflect what the results of operations would have been had the former research and development segment operated as a stand-alone segment.

The following table summarizes the results of discontinued operations for the three months ended July 31, 2018 and 2017:

	Three Months Ended July 31,
	2018	2017
Operating expenses:
Research and development	$–	$3,566
Selling, general and administrative	–	439
Total operating expenses	–	4,005

Loss from discontinued operations	$–	$4,005

The following table summarizes the assets and liabilities of discontinued operations as of July 31, 2018 and April 30, 2018:

	July 31, 2018	April 30, 2018
Assets:
Other receivables	$2,014	$5,000
Total assets of discontinued operations	$2,014	$5,000

Liabilities:
Accounts payable	$8	$32
Accrued clinical trial and related fees	1,334	3,613
Accrued payroll and related costs	326	614
Other liabilities	301	291
Total liabilities of discontinued operations	$1,969	$4,550

The carrying value of the assets and liabilities deemed a component of discontinued operations were not classified as “held for sale” in the accompanying unaudited condensed consolidated balance sheets at July 31, 2018 and April 30, 2018 as Oncologie did not purchase or assume any of the reported assets or liabilities under the Purchase Agreement.

12.	SUBSEQUENT EVENTS

On September 5, 2018, our Board of Directors declared a quarterly cash dividend of $0.65625 per share on our Series E Preferred Stock. The dividend payment is equivalent to an annualized 10.50% per share, based on the $25.00 per share stated liquidation preference, accruing from July 1, 2018 through September 30, 2018. The cash dividend is payable on October 1, 2018 to holders of the Series E Preferred Stock of record on September 17, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent our projections, estimates, expectations or beliefs concerning among other things, financial items that relate to management’s future plans or objectives or to our future economic and financial performance.  In some cases, you can identify these statements by terminology such as “may”, “should”, “plans”, “believe”, “will”, “anticipate”, “estimate”, “expect” “project”, or “intend”, including their opposites or similar phrases or expressions. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by us or any other person that our events or plans will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in Part II, Section 1A of this Quarterly Report on Form 10-Q, Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2018, and the reports we file from time to time with the Securities and Exchange Commission (“SEC”) after the date of this Quarterly Report. Actual results may differ materially from any forward looking statement.

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

In addition, we continue to invest in our manufacturing facilities and infrastructure to maximize our facility utilization and support our clients’ clinical and commercial development and manufacturing requirements. We are currently in the process of expanding and optimizing our process development capabilities and laboratory space, which includes expanding our total available process development laboratory space to more than 6,000 square feet, upgrading the infrastructure and equipment within our existing process development laboratories, and implementing new state-of-the-art technologies and equipment designed to facilitate efficient, high-throughput development of innovative upstream and downstream manufacturing processes.  We are strategically conducting this work in phases to avoid disruption to current customer programs. As part of this expansion, we recently completed our first refurbished laboratory, which is for purification development and is now fully operational.

Results of Operations (in thousands)

On May 1, 2018, we adopted ASU 2014-09, Revenue from Contracts (Topic 606): Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method applied to all contracts not completed as of May 1, 2018. Under the modified retrospective method, results for reporting periods beginning after May 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under the accounting standards in effect for the prior period. Refer to Note 2, “Summary of Significant Accounting Policies” for details regarding the adoption of ASC 606.

The following table compares the unaudited condensed consolidated statements of operations from our continuing operations for the three months ended July 31, 2018 and 2017, which are further discussed below.

	Three Months Ended July 31,
	2018	2017	$ Change
Contract manufacturing revenue	$12,589	$27,077	$(14,488)
Cost of contract manufacturing	11,397	20,448	(9,051)
Gross profit	1,192	6,629	(5,437)
Operating expenses:
Selling, general & administrative	3,215	3,853	(638)

Operating (loss) income	(2,023)	2,776	(4,799)

Other income (expense):
Interest and other income	73	27	46
Interest and other expense	(11)	(3)	(8)

(Loss) income from continuing operations	$(1,961)	$2,800	$(4,761)

Contract Manufacturing Revenue

Contract manufacturing revenue for the three months ended July 31, 2018 was $12,589 compared to $27,077 for the same period in the prior year, a decrease of $14,488 (54%). Included in the $27,077 was $9,924 of revenue associated with several manufacturing runs that were completed in fiscal year 2017, but recognized in the first quarter of fiscal year 2018 due to a client requested delay in shipment. The remaining decline in revenue was primarily due to fewer manufacturing runs completed in the current period compared to the prior period as a result of a decrease in the current manufacturing demand from our two largest customers. This decline was offset by a favorable impact from the adoption of ASC 606, which due to changes associated with the timing of revenue recognition for customer contracts, resulted in the recognition of $10,616 in revenue during the current period. Refer to Note 2 “Summary of Significant Accounting Policies” in the accompanying notes to the unaudited condensed consolidated financial statements for details regarding the adoption of ASC 606.

Gross Profit

Gross profit for the three months ended July 31, 2018 was $1,192 compared to $6,629 for the same period in the prior year, a decrease of $5,437 (82%) and gross margins were 9% and 24%, respectively. Included in the prior period gross profit was $2,534 associated with the above-referenced client requested shipping delay. Excluding the adoption of ASC 606, gross margins declined to a negative 73%. The decline in gross margin was primarily driven by an increase in idle capacity costs included within the cost of contract manufacturing combined with the variability of manufacturing costs from product of product. For the three months ended July 31, 2018, idle capacity costs were $1,729, which negatively impacted gross margin by 14 percentage points, compared to idle capacity costs of $900 for the three months ended July 31, 2017, which negatively impacted gross margin by four percentage points.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of payroll and related expenses and stock-based compensation expense (non-cash), for personnel in executive, finance, accounting, business development, legal, human resources, information technology, and other internal support functions. In addition, SG&A expenses include corporate legal fees, audit and accounting fees, investor relation expenses, non-employee director fees, facility related expenses, and other expenses relating to our general management, administration, and business development activities.

The decrease in SG&A expenses of $638 (17%) during the three months ended July 31, 2018 compared to the same prior year period was driven primarily by our efforts in the prior fiscal year to align our cost structure to match the needs of our current CDMO operations, which efforts can be attributed to the current year period decreases in payroll and related costs of $743, facility related expenses of $589, and legal, accounting and other professional fees of $711. These current year period decreases were offset by the July 2017 settlement of a derivative and class action lawsuit, pursuant to which our former non-employee directors agreed to pay or cause to be paid $1,500 to us (as described in Note 3 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018), which non-recurring amount was applied against non-employee director fees during the fiscal quarter ended July 31, 2017.

Discontinued Operations

As a result of (i) the sale of our PS-targeting program (as described in Note 11 to the accompanying unaudited condensed consolidated financial statements), (ii) the held for sale classification of our R84 technology, (iii) the abandonment of our remaining research and development assets (including our intent to return the exosome technology back to the original licensor), and (iv) the strategic shift in our corporate direction to focus solely on our CDMO business, the operating results of our former research and development segment have been excluded from continuing operations and reported as loss from discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented (as described in Note 1 to the accompanying unaudited condensed consolidated financial statements).

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial position and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We review our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. During the three months ended July 31, 2018, there were no significant changes in our critical accounting policies as previously disclosed by us in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2018, except for our critical accounting policies and estimates on revenue recognition as a result of our adoption of ASC 606, as described in Note 2, “Summary of Significant Accounting Policies” in the accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

We have expended substantial funds on our contract manufacturing business and, historically, on the research and development of pharmaceutical product candidates. As a result, we have historically experienced losses and negative cash flows from operations since our inception.

During fiscal year 2018, we refocused our corporate strategy, whereby we transitioned our business to operate solely as a dedicated CDMO and discontinued our research and development segment (as described in Note 1 to the accompanying consolidated financial statements). Now that we have commenced our first full fiscal year as a dedicated CDMO, our ability to continue as a going concern depends on the amount of cash on hand and our ability to generate positive cash flows from operations, primarily through securing new customers and diversifying our customer base, and thereby reducing our reliance on a small customer base, increasing revenues, improving gross margins and managing our operating expenses.

At July 31, 2018 we had $37,484 in cash and cash equivalents. In addition, as of July 31, 2018, our current backlog was approximately $39 million (as further discussed in the “Backlog” section below). While we anticipate the majority of our backlog will be recognized as revenue during fiscal year 2019, our backlog is subject to a number of risks and uncertainties, including the risk that a customer timely cancels its commitments prior to our initiation of manufacturing services, in which case we may be required to refund some or all of the amounts paid to us in advance under those canceled commitments; the risk that a customer may experience delays in its program(s) or otherwise, which could result in the postponement of anticipated manufacturing services; and the risk that we may not successfully execute on all customer projects, any of which could have a negative impact on our liquidity, reported backlog and future revenue. As a result of these risks and uncertainties, our cash on hand as of July 31, 2018, together with our projected cash receipts under our current backlog, may not be sufficient to fund our operations beyond one year after the date our financial statements are issued.

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

Significant components of the changes in cash flows from operating, investing, and financing activities for the three months ended July 31, 2018 compared to the same prior year period are as follows (in thousands):

Cash Used In Operating Activities. Net cash used in operating activities represents our (i) net loss, as reported, (ii) less non-cash operating expenses, and (iii) net changes in the timing of cash flows as reflected by the changes in operating assets and liabilities, as described in the below table:

	Three Months Ended July 31,
	2018	2017
Net loss, as reported	$(1,961)	$(1,205)
Less non-cash operating expenses:
Depreciation and amortization	642	642
Stock-based compensation	297	485
Net cash used in operating activities before changes in operating assets and liabilities	$(1,022)	$(78)
Net change in operating assets and liabilities	$(6,426)	$(12,132)
Net cash used in operating activities	$(7,448)	$(12,210)

Net cash used in operating activities decreased $4,762 to $7,448 for the three months ended July 31, 2018 compared to net cash used in operating activities of $12,210 for the three months ended July 31, 2017. This decrease in net cash used in operating activities was due to a net change in operating assets and liabilities of $5,706 primarily due to decreases in inventories and contract liabilities (customer deposits and deferred revenue) associated with the application of ASC 606, which we adopted on May 1, 2018, offset by an increase of $944 in net loss reported for the current three-month period after deducting non-cash expenses as described in the above table.

Net Cash Provided By (Used In) Investing Activities. Net cash provided by (used in) investing activities for the three months ended July 31, 2018 and 2017, was $2,808 and ($403), respectively.

Net cash provided by investing activities for the three months ended July 31, 2018 consisted of proceeds of $3,000 related to the sale of certain research and development assets associated with our discontinued research and development segment (as described in Note 11 to the accompanying condensed consolidated financial statements), offset by property and equipment acquisitions of $192.

Net cash used in investing activities for the three months ended July 31, 2017 was directly related to property and equipment acquisitions of $403.

Net Cash (Used In) Provided By Financing Activities. Net cash (used in) provided by financing activities for the three months ended July 31, 2018 and 2017, was ($141) and $3,070, respectively.

Net cash used in financing activities during the three months ended July 31, 2018 consisted of $1,081 in dividends paid on our issued and outstanding Series E Preferred Stock combined with $74 in principal payments on a capital lease, which amounts were offset by net proceeds from stock option exercises of $1,014.

Net cash provided by financing activities during the three months ended July 31, 2017 consisted of $4,193 in net proceeds from the sale of shares of our common stock under an At Market Issuance Sales Agreement (as of July 31, 2017 we had raised the full amount of gross proceeds available to us under this At Market Issuance Sales Agreement) combined with $34 in net proceeds from stock option exercises, which amounts were offset by dividends paid on our issued and outstanding Series E Preferred Stock of $1,081 and principal payments on a capital lease of $76.

Backlog

Our backlog represents, as of a point in time, future contract manufacturing revenue from work not yet completed under signed contracts. As of July 31, 2018, our backlog was approximately $39 million (ASC 606) as compared to approximately $33 million (ASC 605) as of July 31, 2017. While we anticipate the majority of our backlog will be recognized as revenue during fiscal year 2019, our backlog is subject to a number of risks and uncertainties, including the risk that a customer timely cancels its commitments prior to our initiation of manufacturing services, in which case we may be required to refund some or all of the amounts paid to us in advance under those canceled commitments; the risk that a customer may experience delays in its program(s) or otherwise, which could result in the postponement of anticipated manufacturing services; and the risk that we may not successfully execute on all customer projects, any of which could have a negative impact on our liquidity, reported backlog and future revenue.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our cash and cash equivalents are primarily invested in money market funds with one major commercial bank with the primary objective to preserve our principal balance. Our deposits held with this bank exceed the amount of government insurance limits provided on our deposits and, therefore, we are exposed to credit risk in the event of default by the major commercial bank holding our cash balances. However, these deposits may be redeemed upon demand and, therefore, bear minimal risk. In addition, while changes in U.S. interest rates would affect the interest earned on our cash balances at July 31, 2018, such changes would not have a material adverse effect on our financial position or results of operations based on historical movements in interest rates.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2018, the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2018.

Except as described below, there were no significant changes in our internal control over financial reporting, during the quarter ended July 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended July 31, 2018, we adopted ASC 606. We implemented new controls to mitigate the risk associated with our efforts to implement ASC 606, including changes to our contract review controls, new processes to measure satisfaction of performance obligations and revenue and cost recognition, and processes for calculating the cumulative effect adjustment upon adoption.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

In the ordinary course of business, we are at times subject to various legal proceedings and disputes. We make provisions for liabilities when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  Such provisions, if any, are reviewed at least quarterly and adjusted to reflect the impact of any settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to a particular case.  We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our consolidated results of operations or financial position

Item 1A.	Risk Factors.

There have been no material changes to the risk factors included in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable

Item 5.	Other Information.

Following the appointment of Daniel Hart as our Chief Financial Officer effective August 1, 2018, on September 6, 2018, Stephen Hedberg resigned as our Principal Financial Officer and Principal Accounting Officer. Mr. Hedberg will continue as our Senior Director of Finance and SEC Reporting. Mr. Hedberg’s resignation was not related to any disagreement with our Board of Directors, our audit committee or our independent registered public accounting firm.

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

AVID BIOSERVICES, INC.

Date: September 10, 2018	By: /s/ Roger J. Lias, Ph.D.
Roger J. Lias, Ph.D.
President and Chief Executive Officer

Date: September 10, 2018	By: /s/ Daniel R. Hart
Daniel R. Hart
Chief Financial Officer
(signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)

