Form 10-Q
period 2018-10-31
Avid Bioservices, Inc.
filed 2018-12-10
CIK 704562

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

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

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No  ☒

As of December 3, 2018, there were 56,067,867 shares of common stock, $0.001 par value, outstanding.

AVID BIOSERVICES, INC.

As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “we,” “us,” “our,” “the Company,” and “Avid,” refer to Avid Bioservices, Inc. and its consolidated subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	October 31, 2018	April 30, 2018
	Unaudited	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$32,694	$42,265
Trade and other receivables	4,197	3,754
Contract assets	5,092	–
Inventories	9,736	16,129
Prepaid expenses	774	679
Assets of discontinued operations	–	5,000
Total current assets	52,493	67,827
Property and equipment, net	26,279	26,479
Restricted cash	1,150	1,150
Other assets	302	304
Total assets	$80,224	$95,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,223	$1,909
Accrued payroll and related costs	1,829	2,564
Contract liabilities	17,307	27,935
Other current liabilities	433	905
Liabilities of discontinued operations	416	4,550
Total current liabilities	23,208	37,863

Deferred rent, less current portion	2,126	2,159
Capital lease, less current portion	93	–

Commitments and contingencies

Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000,000 shares authorized; 1,647,760 shares issued and outstanding at October 31, 2018 and April 30, 2018, respectively	2	2
Common stock—$0.001 par value; 150,000,000 shares authorized; 56,063,488 and 55,689,222 shares issued and outstanding at October 31, 2018 and April 30, 2018, respectively	56	55
Additional paid-in capital	614,541	614,810
Accumulated deficit	(559,802)	(559,129)
Total stockholders’ equity	54,797	55,738
Total liabilities and stockholders’ equity	$80,224	$95,760

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and comprehensive loss (UNAUDITED)

(in thousands, except share and per share information)

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
Contract manufacturing revenue	$10,178	$12,782	$22,767	$39,859
Cost of contract manufacturing	9,844	16,242	21,241	36,690
Gross profit (loss)	334	(3,460)	1,526	3,169

Operating expenses:
Selling, general and administrative	2,816	3,596	6,031	7,449
Restructuring charges	–	1,258	–	1,258
Total operating expenses	2,816	4,854	6,031	8,707

Operating loss	(2,482)	(8,314)	(4,505)	(5,538)
Interest and other income, net	119	13	181	37
Loss from continuing operations before income taxes	$(2,363)	$(8,301)	$(4,324)	$(5,501)
Income tax benefit	173	–	173	–
Loss from continuing operations	$(2,190)	$(8,301)	$(4,151)	$(5,501)
Income (loss) from discontinued operations, net of tax	739	(4,323)	739	(8,328)
Net loss	$(1,451)	$(12,624)	$(3,412)	$(13,829)
Comprehensive loss	$(1,451)	$(12,624)	$(3,412)	$(13,829)
Series E preferred stock accumulated dividends	(1,442)	(1,442)	(2,523)	(2,523)
Net loss attributable to common stockholders	$(2,893)	$(14,066)	$(5,935)	$(16,352)

Basic and diluted weighted average common shares outstanding	56,008,541	45,097,474	55,889,325	44,935,600

Basic and diluted net (loss) income per common share attributable to common stockholders:
Continuing operations	$(0.06)	$(0.21)	$(0.12)	$(0.18)
Discontinued operations	$0.01	$(0.10)	$0.01	$(0.18)
Net loss per share attributable to common stockholders	$(0.05)	$(0.31)	$(0.11)	$(0.36)

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended October 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,412)	$(13,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,325	1,300
Stock-based compensation	622	794
Gain on sale of research and development assets	(1,000)	–
Changes in operating assets and liabilities:
Trade and other receivables	(443)	4,234
Contract assets	(2,204)	–
Inventories	(1,478)	16,581
Prepaid expenses	(95)	(300)
Other non-current assets	2	9
Accounts payable	880	(1,426)
Accrued payroll and related expenses	(735)	(1,787)
Contract liabilities	(2,715)	(24,906)
Other accrued expenses and current liabilities	(741)	172
Assets and liabilities of discontinued operations	(4,134)	(882)
Deferred rent, less current portion	(33)	572

Net cash used in operating activities	(14,161)	(19,468)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(446)	(1,809)
Proceeds from sale of research and development assets	6,000	–
Net cash provided by (used in) investing activities	5,554	(1,809)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on Series E preferred stock	(2,162)	(2,162)
Net proceeds from issuance of common stock	–	4,193
Proceeds from issuance of common stock under Employee Stock Purchase Plan	114	216
Proceeds from exercise of stock options	1,158	112
Principal payments on capital lease obligation	(74)	(154)
Net cash (used in) provided by financing activities	(964)	2,205

Net decrease in cash, cash equivalents and restricted cash	(9,571)	(19,072)

Cash, cash equivalents and restricted cash at beginning of period	43,415	47,949

Cash, cash equivalents and restricted cash at end of period	$33,844	$28,877

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable for purchase of property and equipment	$434	$139
Property and equipment acquired under capital lease	$245	$–

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total of the same amounts shown above:

	October 31, 2018	April 30, 2018	October 31, 2017	April 30, 2017
Cash and cash equivalents	$32,694	$42,265	$27,727	$46,799
Restricted cash	1,150	1,150	1,150	1,150
Total cash, cash equivalents and restricted cash	$33,844	$43,415	$28,877	$47,949

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to quarterly reports on Form 10-Q, and accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018. The condensed consolidated balance sheet at April 30, 2018 has been derived from audited financial statements at that date. The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented, with such adjustments consisting only of normal recurring adjustments. Results of operations for interim periods covered by this Quarterly Report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year or any other interim period.

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

Discontinued Operations

For all periods presented, the operating results of our former research and development segment have been excluded from continuing operations and reported as income (loss) from discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented. In addition, the assets and liabilities related to our discontinued research and development segment are reported as assets and liabilities of discontinued operations in the accompanying unaudited condensed consolidated balance sheets at October 31, 2018 and April 30, 2018. For additional information on the discontinuation of our research and development segment, refer to Note 11, “Sale of Research and Development Assets”.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share information)

Restructuring

Restructuring charges consist of one-time termination benefits, including severance and other employee related costs related to a workforce reduction pursuant to a restructuring plan we implemented in August 2017 (fiscal year 2018). Under this restructuring plan, which we completed in October 2017, we incurred an aggregate of $1,588 in restructuring charges, of which $330 related to our discontinued research and development segment (Note 11) and $1,258 related to our contract manufacturing services segment.

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

At October 31, 2018, we had $32,694 in cash and cash equivalents. Our ability to fund our operations depends on the amount of cash on hand and our ability to generate sufficient revenue to cover our operations. We have expended substantial funds on our legacy research and development of pharmaceutical product candidates (discontinued operations) and our contract manufacturing business (continuing operations). As a result, we have experienced losses and negative cash flows from operations since our inception, and although we have discontinued our research and development segment, we expect negative cash flows from operations to continue until we can generate sufficient revenue to generate positive cash flow from operations.

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

Reclassifications

Certain prior year amounts related to deferred revenue and customer deposits have been reclassified to contract liabilities in our accompanying consolidated balance sheet for the fiscal year ended April 30, 2018 and in our accompanying consolidated statement of cash flows for the six months ended October 31, 2017 to conform to the current period presentation (Note 2). This reclassification had no effect on previously reported net loss.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share information)

The following tables summarize the effect of the adoption of ASC 606 on our unaudited condensed consolidated balance sheet at October 31, 2018 and our unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended October 31, 2018:

	As Reported	Effect of Change Higher/(Lower)	Balance Without Adoption of ASC 606

Contract assets	$5,092	$5,092	$–
Inventories	9,736	(16,244)	25,980
Contract liabilities	17,307	(17,506)	34,813

	Three Months Ended October 31, 2018
	As Reported	Effect of Change Higher/(Lower)	Balance Without Adoption of ASC 606

Contract manufacturing revenue	$10,178	$1,215	$8,963
Cost of contract manufacturing	9,844	(79)	9,923
Gross profit (loss)	334	1,294	(960)
Operating loss	(2,482)	1,294	(3,776)
Loss from continuing operations	(2,190)	1,294	(3,484)

	Six Months Ended October 31, 2018
	As Reported	Effect of Change Higher/(Lower)	Balance Without Adoption of ASC 606

Contract manufacturing revenue	$22,767	$11,831	$10,936
Cost of contract manufacturing	21,241	7,905	13,336
Gross profit (loss)	1,526	3,926	(2,400)
Operating loss	(4,505)	3,926	(8,431)
Loss from continuing operations	(4,151)	3,926	(8,077)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share information)

Process development revenue

The process development revenue stream represents revenue from non-manufacturing related services associated with the custom development of a customer’s product. Under a process development contract, the customer owns the product details and process, which has no alternative use. These process development projects are customized to each customer to meet their specifications and typically only one performance obligation is included. Each process represents a distinct service that is sold separately and has stand-alone value to the customer. The customer also retains control of their product as the product is being created or enhanced by our services and can make changes to their process or specifications upon request. Revenue associated with this stream is recognized over time utilizing an input method that compares the cost of cumulative work-in-process to date to the most current estimates for the entire cost of the performance obligation.

The following table disaggregates our contract manufacturing revenue for the three and six months ended October 31, 2018 and 2017 by revenue stream. Contract manufacturing revenue for the three and six months ended October 31, 2017 has not been adjusted in accordance with our modified retrospective adoption of ASC 606 and continues to be reported under the accounting standards that were in effect prior to our adoption of ASC 606 on May 1, 2018:

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
Manufacturing revenue	$7,243	$11,437	$17,543	$36,236
Process development revenue	2,935	1,345	5,224	3,623
Total contract manufacturing revenue	$10,178	$12,782	$22,767	$39,859

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

We recognized contract manufacturing revenue of $3,063 and $10,025, respectively, during the three and six months ended October 31, 2018 for which the contract liability was recorded in the prior year.

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

Restricted Cash

Under the terms of three separate operating leases related to our facilities, we are required to maintain, as collateral, letters of credit during the terms of such leases. At October 31, 2018 and April 30, 2018, restricted cash of $1,150 was pledged as collateral under these letters of credit.

Impairment

Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. Long-lived assets are reported at the lower of carrying amount or fair value less cost to sell. For the six months ended October 31, 2018 and 2017, there were no indicators of impairment of the value of our long-lived assets.

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

As of October 31, 2018 and April 30, 2018, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash equivalents, which are primarily invested in money market funds with one major commercial bank, are carried at fair value based on quoted market prices for identical securities (Level 1 input). In addition, there were no transfers between any Levels of the fair value hierarchy during the three and six months ended October 31, 2018 and 2017.

Stock-based Compensation

We account for stock options, restricted stock rights and other stock-based awards granted under our equity compensation plans in accordance with the authoritative guidance for stock-based compensation. The estimated fair value of stock options granted to employees in exchange for services is measured at the grant date, using a fair value based method, such as a Black-Scholes option valuation model, and is recognized as expense on a straight-line basis over the requisite service periods. In addition, the fair value of restricted stock rights is measured at the grant date based on the closing market price of our common stock on the date of grant, and is recognized as expense on a straight-line basis over the period of vesting. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur. As of October 31, 2018, there were no outstanding stock-based awards with market or performance conditions.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share information)

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. As a result of our cumulative losses, management has concluded that a full valuation allowance against our net deferred tax assets is appropriate.

The income tax benefit recognized in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss during the three and six months ended October 31, 2018 resulted from the “Intraperiod Tax Allocation” rules under ASC 740: Income Taxes, which requires the allocation of an entity’s total annual income tax provision among continuing operations and, in our case, discontinued operations. Accordingly, a tax benefit was recorded in continuing operations with an offsetting tax expense recorded in discontinued operations (Note 11).

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

In December 2017, the SEC issued interpretive guidance under Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. As discussed above, for the fiscal year ended April 30, 2018, we recognized provisional tax impacts related to the revaluation of deferred tax assets and liabilities, which amounts were fully offset by a valuation allowance. The ultimate impact may differ from these provisional amounts, due to among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Tax Act. The accounting for these provisions is expected to be complete when our 2017 U.S. corporate income tax return is filed in the first quarter of calendar year 2019.

Adoption of Other Recent Accounting Pronouncements

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

Trade receivables represent amounts billed for contract manufacturing services and are recorded at the invoiced amount net of an allowance for doubtful accounts, if necessary. Other receivables are reported at amounts expected to be collected net of an allowance for doubtful accounts, if necessary. Trade and other receivables consist of the following:

	October 31, 2018	April 30, 2018
Trade receivables	$4,183	$3,539
Other receivables	14	215
Total trade and other receivables	$4,197	$3,754

We continually monitor our allowance for doubtful accounts for all receivables. We apply judgment in assessing the ultimate realization of our receivables and we estimate an allowance for doubtful accounts based on various factors, such as, the aging of accounts receivable balances, historical experience, and the financial condition of our customers. Based on our analysis of our receivables as of October 31, 2018 and April 30, 2018, we determined no allowance for doubtful accounts was necessary.

4.	INVENTORIES

Inventories are recorded at the lower of cost or market (net realizable value) and include raw materials and work-in-process (comprised of raw materials, direct labor and overhead costs associated with in-process manufacturing services) associated with contract manufacturing services. Overhead costs allocated to work-in-process inventory are based on the normal capacity of our production facilities and do not include costs from abnormally low production or idle capacity, which are expensed directly to cost of contract manufacturing in the period incurred. During the three and six months ended October 31, 2018 and 2017, we expensed $2,923 and $4,652, respectively, and $4,938 and $5,838, respectively, in idle capacity costs directly to cost of contract manufacturing in the accompanying condensed consolidated financial statements. Subsequent to the adoption of ASC 606, manufacturing costs associated with work-in-process are recorded to cost of contract manufacturing in the accompanying condensed consolidated financial statements as incurred. Cost is determined by the first-in, first-out method. Inventories consist of the following:

	October 31, 2018	April 30, 2018
Raw materials	$9,648	$8,165
Work-in-process	88	7,964
Total inventories	$9,736	$16,129

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share information)

5.	PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related asset, generally ranging from three to ten years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Construction-in-progress, which represents direct costs related to the construction of various equipment and leasehold improvements associated with our manufacturing facilities, are not depreciated until the asset is completed and placed into service. No interest was incurred or capitalized as construction-in-progress as of October 31, 2018 and April 30, 2018. All of our property and equipment are located in the U.S.

Property and equipment, net, consists of the following:

	October 31, 2018	April 30, 2018
Leasehold improvements	$20,738	$20,686
Laboratory equipment	12,380	10,258
Furniture, fixtures, office equipment and software	5,159	4,597
Construction-in-progress	1,644	3,310
Total property and equipment	39,921	38,851
Less accumulated depreciation and amortization	(13,642)	(12,372)
Total property and equipment, net	$26,279	$26,479

Depreciation and amortization expense for the three and six months ended October 31, 2018 was $683 and $1,325, respectively. Depreciation and amortization expense for the three and six months ended October 31, 2017 was $658 and $1,300, respectively.

6.	Capital lease obligation

In June 2018, we financed certain software under a capital lease agreement that bears interest at a rate of approximately 4.19% per annum. The gross value of software purchased under the capital lease of $245 and the related accumulated amortization of $34 are included in property and equipment, net in the accompanying unaudited condensed consolidated balance sheet at October 31, 2018.

Minimum future lease payments under the capital lease as of October 31, 2018 are as follows:

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

Series E Preferred Stock Dividend

The following table summarizes the 10.50% Series E Convertible Preferred Stock (the “Series E Preferred Stock”) quarterly dividend activity during the six months ended October 31, 2018:

Declaration Date	Record Date	Payment Date	Dividends Paid	Dividend Per Share
6/6/2018	6/18/2018	7/2/2018	$1,081,000	$0.65625
9/5/2018	9/17/2018	10/1/2018	$1,081,000	$0.65625

Shares of Common Stock Authorized and Reserved for Future Issuance

On October 4, 2018, our stockholders approved an amendment to our Certificate of Incorporation to decrease our authorized number of shares of common stock from 500,000,000 shares to 150,000,000 shares (the “Certificate of Amendment”). The Certificate of Amendment became effective upon filing with the Secretary of State of the State of Delaware on October 4, 2018.

As of October 31, 2018, 56,063,488 shares of our common stock were issued and outstanding. In addition, our common stock outstanding as of October 31, 2018 excluded the following shares of our common stock reserved for future issuance:

•	7,313,424 shares of common stock reserved for issuance under outstanding option grants and restricted stock rights and available for issuance under our stock incentive plans;

•	1,231,699 shares of common stock reserved for and available for issuance under our Employee Stock Purchase Plan; and

•	6,826,435 shares of common stock issuable upon conversion of our outstanding Series E Preferred Stock (1).

_____________

(1)	The Series E Preferred Stock is convertible into a number of shares of our common stock determined by dividing the liquidation preference of $25.00 per share by the conversion price, currently $21.00 per share. If all of our outstanding shares of Series E Preferred Stock were converted at the $21.00 per share conversion price, the holders of our Series E Preferred Stock would receive an aggregate of 1,961,619 shares of our common stock. However, we have reserved the maximum number of shares of our common stock that could be issued upon a change of control event assuming our shares of common stock are acquired for consideration of $5.985 per share or less. In this scenario, each outstanding share of our Series E Preferred Stock could be converted into 4.18 shares of our common stock.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share information)

8.	equity compensation plans

Stock Incentive Plans

On October 4, 2018, our stockholders approved the Avid Bioservices, Inc. 2018 Omnibus Incentive Plan (the “2018 Plan”) which provides, among other things, the ability for us to grant stock options, restricted stock, stock appreciation rights, restricted stock units and other forms of share-based awards.

The number of shares of our common stock authorized for issuance under the 2018 Plan is the sum of (A) 2,350,000 and (B) the aggregate number of shares of common stock available for the grant of awards under our 2009, 2010, and 2011 Stock Incentive Plans (the “Prior Plans”) as of October 4, 2018 (the “Effective Date” of the 2018 Plan). The 2018 Plan replaced the Prior Plans, and no new awards will be granted under the Prior Plans as of the Effective Date. However, any awards outstanding under the Prior Plans on the Effective Date will remain subject to and be paid under the applicable Prior Plan, and any shares subject to outstanding awards under the Prior Plans that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under the 2018 Plan.

As of October 31, 2018, we had an aggregate of 7,313,424 shares of our common stock reserved for issuance under our stock incentive plans, of which, 3,146,713 shares were subject to outstanding options and restricted stock rights and 4,166,711 shares were available for future grants of stock-based awards.

Stock Options

The following summarizes our stock option transaction activity for the six months ended October 31, 2018:

Stock Options	Shares	Weighted Average Exercisable Price
Outstanding, May 1, 2018	3,597,738	$8.74
Granted	439,647	$5.05
Exercised	(334,556)	$3.47
Canceled or expired	(679,366)	$11.26
Outstanding, October 31, 2018	3,023,463	$8.22

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

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share information)

The following summarizes our restricted stock right transaction activity for the six months ended October 31, 2018:

Restricted Stock Rights	Shares	Weighted Average Grant Date Fair Value
Outstanding, May 1, 2018	–	$–
Granted	128,050	3.62
Vested	–	–
Forfeited	(4,800)	3.62
Outstanding, October 31, 2018	123,250	$3.62

Employee Stock Purchase Plan

We have reserved a total of 2,142,857 shares of our common stock to be purchased under our Employee Stock Purchase Plan (“ESPP”), of which 1,231,699 shares remained available to purchase at October 31, 2018, and are subject to adjustment as provided in the ESPP for stock splits, stock dividends, recapitalizations and other similar events. Under the ESPP, we sell shares to participants at a price equal to the lesser of 85% of the fair market value of our common stock at the (i) beginning of a six-month offering period, or (ii) end of the six-month offering period. The ESPP provides for two six-month offering periods each year; the first offering period begins on the first trading day on or after each May 1; the second offering period begins on the first trading day on or after each November 1. During the six months ended October 31, 2018, 39,710 shares of our common stock were purchased under the ESPP at a purchase price of $2.87 per share.

Stock-Based Compensation

Total stock-based compensation expense related to stock-based awards issued under our equity compensation plans is included in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
Cost of contract manufacturing	$85	$138	$170	$138
Selling, general and administrative	240	125	452	330
Discontinued operations	–	46	–	326
Total	$325	$309	$622	$794

Share-based compensation from:
Stock options	$275	$287	$529	$696
Restricted stock rights	27	–	42	–
ESPP	23	22	51	98
Total	$325	$309	$622	$794

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share information)

As of October 31, 2018, the total estimated unrecognized compensation cost related to non-vested employee stock options and non-vested restricted stock rights was $3,118 and $404, respectively. These costs are expected to be recognized over a weighted average vesting periods of 2.93 years and 3.62 years, respectively.

9.	NET LOSS PER COMMON SHARE

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

The potential dilutive effect of stock options, unvested RSRs, shares of common stock expected to be issued under our ESPP, and warrants outstanding during the period are calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. The potential dilutive effect of our Series E Preferred Stock outstanding during the period was calculated using the if-converted method assuming the conversion of Series E Preferred Stock as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. However, because the impact of stock options, unvested RSRs, shares of common stock expected to be issued under our ESPP, warrants, and Series E Preferred Stock are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per common share amounts for the three and six months ended October 31, 2018 and 2017.

The calculation of weighted average diluted shares outstanding for the three and six months ended October 31, 2018 and 2017 excludes the dilutive effect of the following weighted average outstanding stock options, unvested RSRs and shares of common stock expected to be issued under our ESPP as their impact is anti-dilutive during periods of net loss:

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017

Stock Options	234,763	31,877	185,996	69,065
RSRs	55,963	–	30,645	–
ESPP	16,401	–	9,090	133
Total	307,127	31,877	225,731	69,198

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share information)

The calculation of weighted average diluted shares outstanding for the three and six months ended October 31, 2018 and 2017 also excludes the following weighted average outstanding stock options, warrants, and Series E Preferred Stock (assuming the if-converted method), as their exercise prices or conversion price were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect:

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017

Stock Options	2,238,986	3,600,478	2,599,877	3,608,917
ESPP	–	43,332	–	–
Warrants	12,306	39,040	25,673	39,040
Series E Preferred Stock	1,978,783	1,978,783	1,978,783	1,978,783
Total	4,230,075	5,661,633	4,604,333	5,626,740

10.	WARRANTS

During the three and six months ended October 31, 2018, warrants to purchase 39,040 shares of our common stock expired unexercised. As of October 31, 2018, we had no warrants issued and outstanding.

11.	Sale of research and development assets

February 2018 Asset Assignment and Purchase Agreement

On February 12, 2018, we entered into an Asset Assignment and Purchase Agreement (the “February 2018 Purchase Agreement”) with Oncologie, Inc. (“Oncologie”) pursuant to which we sold to Oncologie the majority of our research and development assets, which included the assignment of certain exclusive licenses related to our former phosphatidylserine (PS)-targeting program, as well as certain other licenses and assets useful and/or necessary for the potential commercialization of bavituximab.

Pursuant to the February 2018 Purchase Agreement, we received an aggregate of $8,000 from Oncologie, paid over three installments, of which $3,000 was received in March 2018 (first installment), $3,000 was received in June 2018 (second installment) and $2,000 was received in September 2018 (third installment). We are also eligible to receive up to an additional $95,000 in the event that Oncologie achieves certain development, regulatory and commercialization milestones with respect to bavituximab. In addition, we are eligible to receive royalties on net sales that are upward tiering into the mid-teens in the event that Oncologie commercializes and sells products utilizing bavituximab or the other transferred assets. As of October 31, 2018, no development, regulatory and commercialization milestones as defined in the February 2018 Purchase Agreement have been achieved by Oncologie. Oncologie is responsible for all future research, development and commercialization of bavituximab, including all related intellectual property costs and all other future liabilities and obligations arising out of the ownership of the transferred assets (i.e., we remain obligated for all liabilities associated with the research and development assets associated with the February 2018 Purchase Agreement incurred or arising prior to February 13, 2018). In addition, during May 2018, we entered into a separate services agreement with Oncologie to provide contract development and manufacturing services, at our commercial rates, in support of the research and development assets sold under the February 2018 Purchase Agreement.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share information)

September 2018 Asset Assignment and Purchase Agreement

On September 13, 2018, we entered into a separate Asset Assignment and Purchase Agreement (the “September 2018 Purchase Agreement”) with Oncologie pursuant to which we sold to Oncologie our r84 technology, which included the assignment of certain licenses, patents and other assets useful and/or necessary for the potential commercialization of the r84 technology.

Pursuant to the September 2018 Purchase Agreement, we received $1,000 from Oncologie, which amount was paid to us in October 2018. We are also eligible to receive up to an additional $21,000 in the event that Oncologie achieves certain development, regulatory and commercialization milestones with respect to r84. In addition, we are eligible to receive royalties on net sales ranging from the low to mid-single digits in the event that Oncologie commercializes and sells products utilizing the r84 technology. As of October 31, 2018, no development, regulatory and commercialization milestones as defined in the September 2018 Purchase Agreement have been achieved by Oncologie. Oncologie is responsible for all future research, development and commercialization of r84, including all related intellectual property costs and all other future liabilities and obligations arising out of the ownership of the transferred assets (i.e., we remain obligated for all liabilities associated with the research and development assets associated with the September 2018 Purchase Agreement incurred or arising prior to September 13, 2018).

Discontinued Operations

As a result of the sale of our PS-targeting program and our r84 technology, the abandonment of our remaining research and development assets, and the strategic shift in our corporate direction to focus solely on our CDMO business, the operating results from our former research and development segment and the related assets and liabilities have been presented as discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented (Note 1). The results of operations from discontinued operations presented below include certain allocations that management believes fairly reflect the utilization of services provided to the former research and development segment. The allocations do not include amounts related to general corporate administrative expenses or interest expense. Therefore, the results of operations from the former research and development segment do not necessarily reflect what the results of operations would have been had the former research and development segment operated as a stand-alone segment.

The following table summarizes the results of discontinued operations for the three and six months ended October 31, 2018 and 2017:

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017

Operating expenses:
Research and development	$–	$3,650	$–	$7,216
Selling, general and administrative	–	343	–	782
Restructuring charges	–	330	–	330
Total operating expenses	$–	$4,323	$–	$8,328
Gain on sale of research and development assets before income taxes	$1,000	–	$1,000	–
Income tax expense	(261)	–	(261)	–
Income (loss) from discontinued operations, net of tax	$739	$(4,323)	$739	$(8,328)

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share information)

The following table summarizes the assets and liabilities of discontinued operations as of October 31, 2018 and April 30, 2018:

	October 31, 2018	April 30, 2018
Assets:
Other receivables	$–	$5,000

Total assets of discontinued operations	$–	$5,000

Liabilities:
Accounts payable	$–	$32
Accrued clinical trial and related fees	117	3,613
Accrued payroll and related costs	174	614
Other liabilities	125	291
Total liabilities of discontinued operations	$416	$4,550

The carrying value of the assets and liabilities deemed a component of discontinued operations were not classified as “held for sale” in the accompanying unaudited condensed consolidated balance sheet at October 31, 2018 and the accompanying condensed consolidated balance sheet at April 30, 2018, as Oncologie did not purchase or assume any of the reported assets or liabilities under the aforementioned February 2018 Purchase Agreement and September 2018 Purchase Agreement.

12.	SUBSEQUENT EVENTS

On December 5, 2018, our Board of Directors declared a quarterly cash dividend of $0.65625 per share on our Series E Preferred Stock. The dividend payment is equivalent to an annualized 10.50% per share, based on the $25.00 per share stated liquidation preference, accruing from October 1, 2018 through December 31, 2018. The cash dividend is payable on January 2, 2019 to holders of the Series E Preferred Stock of record on December 17, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations.

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Avid Bioservices, Inc. included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results of operations to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate”, “believe”, “can”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “seek”, “should”, “target”, “will”, “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018, those identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, and in other filings we may make with the Securities and Exchange Commission from time to time. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements and, except as required by law, assume no obligation and do not intend to update these forward-looking statements.

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

In the fall of 2017, we announced our intent to cease our research and development activities and to transition our business to a dedicated CDMO, which we completed at the beginning of calendar 2018. During our transition, we established and began executing on the following near-term strategic objectives:

•	Expand and diversify our customer base by securing additional customers to support our future potential revenue growth; and

•	Continue to invest in manufacturing facilities and infrastructure to maximize our facility utilization and support our customers’ clinical and commercial development and manufacturing requirements.

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

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are contract manufacturing revenue, gross profit, selling, general and administrative expenses and operating income.

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period and the primary factors that accounted for those changes.

Contract Manufacturing Revenue

Contract manufacturing revenue is derived from services provided under our customer contracts and are disaggregated into manufacturing and process development revenue streams. The manufacturing revenue stream represents revenue from the manufacturing of customer product(s) derived from mammalian cell culture covering clinical through commercial manufacturing runs. The process development revenue stream represents revenue from non-manufacturing related services associated with the custom development of a customer’s product.

Gross Profit

Gross profit is equal to contract manufacturing revenue less cost of contract manufacturing. Cost of contract manufacturing reflects the direct cost of labor, overhead and material costs. Direct labor costs include personnel costs within the manufacturing, process development, quality assurance, quality control, validation, supply chain and facilities functions. Overhead costs include the rent, common area maintenance, utilities, property taxes, security, materials and supplies, software, small equipment and deprecation costs of all manufacturing and laboratory locations.

We regularly analyze the components of gross profit as well as gross profit as a percentage of contract manufacturing revenue. Specifically we look at the gross profit margins of our manufacturing revenue and process development revenues, and the effects of idle capacity, if any, on these revenue streams.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses are composed of corporate-level expenses including personnel and support costs of corporate functions such as executive management, legal, accounting, business development, legal, human resources, information technology, and other centralized services. SG&A expenses include corporate legal fees, audit and accounting fees, investor relation expenses, non-employee director fees, facility related expenses, and other expenses relating to our general management, administration, and business development activities. SG&A expenses are generally not directly proportional to revenues, but we expect such expenses increase over time to support the needs of our growing company.

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

The following table compares the unaudited condensed consolidated statements of operations from our continuing operations for the three and six months ended October 31, 2018 and 2017, which are further discussed below.

	Three Months Ended October 31,			Six Months Ended October 31,
	2018	2017	$ Change	2018	2017	$ Change
Contract manufacturing revenue	$10,178	$12,782	$(2,604)	$22,767	$39,859	$(17,092)
Cost of contract manufacturing	9,844	16,242	(6,398)	21,241	36,690	(15,449)
Gross profit (loss)	334	(3,460)	3,794	1,526	3,169	(1,643)

Operating expenses:
Selling, general and administrative	2,816	3,596	(780)	6,031	7,449	(1,418)
Restructuring charges	–	1,258	(1,258)	–	1,258	(1,258)

Total operating expenses	2,816	4,854	(2,038)	6,031	8,707	(2,676)

Operating loss	(2,482)	(8,314)	5,832	(4,505)	(5,538)	1,033
Interest and other income, net	119	13	106	181	37	144
Loss from continuing operations before income taxes	$(2,363)	$(8,301)	$5,938	$(4,324)	$(5,501)	$1,177
Income tax benefit	173	–	173	173	–	173
Loss from continuing operations	$(2,190)	$(8,301)	$6,111	$(4,151)	$(5,501)	$1,350

Three Months Ended October 31, 2018 Compared to the Three Months Ended October 31, 2017

Contract Manufacturing Revenue

Contract manufacturing revenue for the three months ended October 31, 2018 was $10,178 compared to $12,782 for the same period in the prior year, a decrease of $2,604 or 20%. The decline in revenue can primarily be attributed to fewer manufacturing runs completed in the current period compared to the prior period as a result of a decrease in the current manufacturing demand from our two largest customers. Revenue for the quarter was also impacted by our planned sequential shutdown of our Franklin and Myford manufacturing facilities, which halted manufacturing at each facility for several weeks in order to conduct both routine and non-routine maintenance and upgrades. The quarterly revenue decline was offset by a $1,215 favorable impact from the adoption of ASC 606. Refer to Note 2 “Summary of Significant Accounting Policies” in the accompanying notes to the unaudited condensed consolidated financial statements for details regarding the adoption of ASC 606.

Gross Profit

Gross profit for the three months ended October 31, 2018 was $334 compared to a loss of $3,460 for the same period in the prior year, an increase of $3,794, where gross margins were 3% and a negative 27%, respectively. The $3,794 increase in gross profit was primarily due to an improvement from manufacturing and process development project profit of $1,790 combined with a $2,004 decrease in idle capacity costs.

Selling, General and Administrative Expenses

SG&A decreased $780, or 22%, during the three months ended October 31, 2018 compared to the same prior year period. The decrease in SG&A was primarily due to decreases in facility-related expenses of $484 and legal, accounting and other professional fees of $334. As a percentage of revenue, SG&A expenses remained consistent at 28% for both the current year and prior year periods.

Restructuring Charges

During the three months ended October 31, 2017, we incurred restructuring charges of $1,588 directly related to a restructuring plan we implemented in August 2017, pursuant to which we reduced our overall workforce by 57 employees in order to reduce operating costs and improve cost efficiencies while we pursued the license or sale of our research and development assets and focus our efforts on growing our CDMO business (as described in Note 8 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018). The costs incurred under this restructuring plan, which was completed in October 2017, consisted of one-time termination benefits, including severance, and other employee related costs. Of the total restructuring charges incurred, $1,258 was related to our contract manufacturing services segment and $330 was related to our discontinued research and development segment. The restructuring charges associated with our discontinued research and development segment are included in income (loss) from discontinued operations in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended October 31, 2017. We did not incur any restructuring charges during the three and six months ended October 31, 2018.

Operating Loss

Operating loss was $2,482, or a negative 24% of revenue, for the three months ended October 31, 2018 compared to an operating loss of $8,314, or a negative 65% of revenue, for the same period in the prior year. Of this $5,832 improvement in year-over-year operating loss, approximately $3,794 was attributable to gross profit margin improvement, an SG&A decrease of $780 and the absence of restructuring charges in 2018 that resulted in a decrease of $1,258.

Income Tax Benefit

In September 2018, we recognized a $1,000 gain in discontinued operations, before taxes, for the sale of our r84 technology (as described in Note 11 to the accompanying unaudited condensed consolidated financial statements). In accordance with the “Intraperiod Tax Allocation” rules under ASC 740: Income Taxes, which requires the allocation of an entity’s total annual income tax provision among continuing operations and, in our case, discontinued operations, for the three months ended October 31, 2018, we recorded a tax benefit in continuing operations of $173 with an offsetting tax expense of $261 recorded in discontinued operations. The remaining deferred tax benefit of $88 will be allocated proportionally to continuing operations throughout the remainder of the fiscal year.

Six Months Ended October 31, 2018 Compared to the Six Months Ended October 31, 2017

Contract Manufacturing Revenue

Contract manufacturing revenue for the six months ended October 31, 2018 was $22,767 compared to $39,859 for the same period in the prior year, a decrease of $17,092 or 43%. Included in the $39,859 prior year revenue was $9,924 of revenue associated with several manufacturing runs that were completed in fiscal year 2017, but recognized in the first quarter of fiscal year 2018 due to a client-requested delay in shipment. The comparable period decline in revenue can primarily be attributed to fewer manufacturing runs completed in the current period compared to the prior period as a result of a decrease in the current manufacturing demand from our two largest customers. Revenue for the current period was also impacted by our planned sequential shutdown of our Franklin and Myford manufacturing facilities, which halted manufacturing at each facility for several weeks in order to conduct both routine and non-routine maintenance and upgrades. Finally, the current year decline in revenue as compared to the prior year period was offset by an $11,831 favorable impact from the adoption of ASC 606. Refer to Note 2 “Summary of Significant Accounting Policies” in the accompanying notes to the unaudited condensed consolidated financial statements for details regarding the adoption of ASC 606.

Gross Profit

Gross profit for the six months ended October 31, 2018 was $1,526 compared to $3,169 for the same period in the prior year, a decrease of $1,643, where gross margins were 7% and 8%, respectively. The $1,643 decrease in gross profit was comprised of a $2,818 decrease in manufacturing and process development project profit, offset by a favorable reduction to idle capacity costs of $1,175.

Selling, General and Administrative Expenses

SG&A expense decreased $1,418, or 19%, during the six months ended October 31, 2018 compared to the same prior year period. The decrease in SG&A was attributed to the current year period decreases in payroll and related costs of $767, facility-related expenses of $1,232 and legal, accounting and other professional fees of $926. These current year period decrease in SG&A was offset by the July 2017 settlement of a derivative and class action lawsuit, pursuant to which our former non-employee directors agreed to pay or cause to be paid $1,500 to us (as described in Note 3 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018), which non-recurring amount was applied against non-employee director fees during the fiscal quarter ended July 31, 2017. As a percentage of revenue, SG&A expenses for the six months ended October 31, 2018 and 2017 were 26% and 19%, respectively.

Restructuring Charges

During the six months ended October 31, 2017, we incurred restructuring charges of $1,588 related to a restructuring plan we implemented in August 2017, as further described above. We did not incur any restructuring charges during the six months ended October 31, 2018.

Operating Loss

Operating loss was $4,505, or a negative 20% of revenue, for the six months ended October 31, 2018 compared to an operating loss of $5,538, or a negative 14% of revenue, for the same period in the prior year. Of this $1,033 improvement in year-over-year operating loss, approximately $1,643 was attributable to a gross profit decrease offset by a favorable SG&A expense reduction of $1,418 and the absence of restructuring charges in 2018 that resulted in a decrease of $1,258.

Income Tax Benefit

In September 2018, we recognized a $1,000 gain in discontinued operations, before taxes, for the sale of our r84 technology (as described in Note 11 to the accompanying unaudited condensed consolidated financial statements). In accordance with the “Intraperiod Tax Allocation” rules under ASC 740: Income Taxes, which requires the allocation of an entity’s total annual income tax provision among continuing operations and, in our case, discontinued operations, for the six months ended October 31, 2018, we recorded a tax benefit in continuing operations of $173 with an offsetting tax expense of $261 recorded in discontinued operations. The remaining deferred tax benefit of $88 will be allocated proportionally to continuing operations throughout the remainder of the fiscal year.

Discontinued Operations

As a result of the sale of our PS-targeting and r84 technologies in February 2018 and September 2018, respectively (as described in Note 11 to the accompanying unaudited condensed consolidated financial statements), the abandonment of our remaining research and development assets, and the strategic shift in our corporate direction to focus solely on our CDMO business, the operating results of our former research and development segment have been excluded from continuing operations and reported as income (loss) from discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented. The gain of $1,000 that was recorded in connection with the sale of our r84 technology in September 2018 is included in income from discontinued operations, net of tax, in the accompanying unaudited condensed consolidated statements and operations and comprehensive loss for the three and six months ended October 31, 2018.

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial position and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We review our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. During the three and six months ended October 31, 2018, there were no significant changes in our critical accounting policies as previously disclosed by us in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2018, except for our critical accounting policies and estimates on revenue recognition as a result of our adoption of ASC 606, as described in Note 2, “Summary of Significant Accounting Policies” in the accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

We have expended substantial funds on our legacy research and development of pharmaceutical product candidates (discontinued operations) and our contract manufacturing business (continuing operations). As a result, we have historically experienced losses and negative cash flows from operations since our inception.

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

At October 31, 2018 we had $32,694 in cash and cash equivalents. In addition, as of October 31, 2018, our current backlog was approximately $36 million (as further discussed in the “Backlog” section below). While we anticipate the majority of our backlog will be recognized as revenue during the remainder of fiscal year 2019, our backlog is subject to a number of risks and uncertainties, including the risk that a customer may experience delays in its program(s) or otherwise, which could result in the postponement of anticipated manufacturing services; the risk that a customer timely cancels its commitments prior to our initiation of manufacturing services, in which case we may be required to refund some or all of the amounts paid to us in advance under those canceled commitments; and the risk that we may not successfully execute on all customer projects, any of which could have a negative impact on our liquidity, reported backlog and future revenue. As a result of these risks and uncertainties, our cash on hand as of October 31, 2018, together with our projected cash receipts under our current backlog, may not be sufficient to fund our operations beyond one year after the date our financial statements are issued.

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

Significant components of the changes in cash flows from operating, investing, and financing activities for the six months ended October 31, 2018 compared to the same prior year period are as follows (in thousands):

Cash Used In Operating Activities. Net cash used in operating activities represents our net loss, as reported, adjustments to reconcile net loss to net cash used in operating activities and net changes in the timing of cash flows as reflected by the changes in operating assets and liabilities, as described in the below table:

	Six Months Ended October 31,
	2018	2017
Net loss, as reported	$(3,412)	$(13,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,325	1.300
Stock-based compensation	622	794
Gain on sale of research and development ass	(1,000)	–

Net cash used in operating activities before changes in operating assets and liabilities	$(2,465)	$(11,735)

Net change in operating assets and liabilities from:
Continuing operations	$(7,562)	$(6,851)
Discontinued operations	(4,134)	(882)
Net cash used in operating activities	$(14,161)	$(19,468)

Net cash used in operating activities decreased $5,307 to $14,161 for the six months ended October 31, 2018 compared to net cash used in operating activities of $19,468 for the six months ended October 31, 2017. This decrease in net cash used in operating activities was due to a decrease of $9,270 in net loss reported for the current six-month period after adjustments for non-cash expenses and gain on sale of research and development assets, as described in the above table, offset by a net change in operating assets and liabilities of $711 and $3,252 from continuing and discontinued operations, respectively. The net change in operating assets and liabilities from continuing operations was primarily due to decreases in inventories and contract liabilities (customer deposits and deferred revenue) associated with the application of ASC 606, which we adopted on May 1, 2018. The net change in operating assets and liabilities from discontinued operations was primarily due to decreases in accrued payroll and related costs and accrued clinical trial and related fees.

Net Cash Provided By (Used In) Investing Activities. Net cash provided by (used in) investing activities for the six months ended October 31, 2018 and 2017 was $5,554 and ($1,809), respectively.

Net cash provided by investing activities for the six months ended October 31, 2018 consisted of proceeds of $6,000 related to the sale of certain research and development assets associated with our discontinued research and development segment (as described in Note 11 to the accompanying condensed consolidated financial statements), offset by the purchase of property and equipment of $446.

Net cash used in investing activities for the six months ended October 31, 2017 was directly related to the purchase of property and equipment.

Net Cash (Used In) Provided By Financing Activities. Net cash (used in) provided by financing activities for the six months ended October 31, 2018 and 2017 was ($964) and $2,205, respectively.

Net cash used in financing activities during the six months ended October 31, 2018 consisted of $2,162 in dividends paid on our issued and outstanding Series E Preferred Stock and $74 in principal payments on a capital lease obligation, which amounts were offset by $1,158 in net proceeds from stock option exercises and $114 in net proceeds from the purchase of shares of our common stock under our Employee Stock Purchase Plan.

Net cash provided by financing activities during the six months ended October 31, 2017 consisted of $4,193 in net proceeds from the sale of shares of our common stock under an At Market Issuance Sales Agreement (as of July 31, 2017 we had raised the full amount of gross proceeds available to us under this At Market Issuance Sales Agreement), $216 in net proceeds from the purchase of shares of our common stock under our Employee Stock Purchase Plan, and $112 in net proceeds from stock option exercises, which amounts were offset by dividends paid on our issued and outstanding Series E Preferred Stock of $2,162 and principal payments on a capital lease obligation of $154.

Backlog

Our backlog represents, as of a point in time, future contract manufacturing revenue from work not yet completed under signed contracts. As of October 31, 2018, our backlog was approximately $36 million (ASC 606) as compared to approximately $33 million (ASC 605) as of October 31, 2017. While we anticipate the majority of our backlog will be recognized as revenue during the remainder of fiscal year 2019, our backlog is subject to a number of risks and uncertainties, including the risk that a customer may experience delays in its program(s) or otherwise, which could result in the postponement of anticipated manufacturing services; the risk that a customer timely cancels its commitments prior to our initiation of manufacturing services, in which case we may be required to refund some or all of the amounts paid to us in advance under those canceled commitments; and the risk that we may not successfully execute on all customer projects, any of which could have a negative impact on our liquidity, reported backlog and future revenue.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our cash and cash equivalents are primarily invested in money market funds with one major commercial bank with the primary objective to preserve our principal balance. Our deposits held with this bank exceed the amount of government insurance limits provided on our deposits and, therefore, we are exposed to credit risk in the event of default by the major commercial bank holding our cash balances. However, these deposits may be redeemed upon demand and, therefore, bear minimal risk. In addition, while changes in U.S. interest rates would affect the interest earned on our cash balances at October 31, 2018, such changes would not have a material adverse effect on our financial position or results of operations based on historical movements in interest rates.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2018, the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2018.

There were no significant changes in our internal control over financial reporting, during the quarter ended October 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits:

3.1	Certificate of Incorporation of Avid Bioservices, Inc., a Delaware corporation, as amended through October 4, 2018.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350. *
101.INS	XBRL Taxonomy Extension Instance Document. *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *
101.PRE	XBRL Presentation Extension Linkbase Document. *

*       Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVID BIOSERVICES, INC.

Date: December 10, 2018	By: /s/ Roger J. Lias, Ph.D.
Roger J. Lias, Ph.D.
President and Chief Executive Officer

Date: December 10, 2018	By: /s/ Daniel R. Hart
Daniel R. Hart
Chief Financial Officer
(signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)

