Form 10-Q
period 2019-01-31
Avid Bioservices, Inc.
filed 2019-03-11
CIK 704562

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

Yes ☐     No  ☒

As of March 4, 2019, there were 56,074,509 shares of common stock, $0.001 par value, outstanding.

AVID BIOSERVICES, INC.

TABLE OF CONTENTS

As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “we,” “us,” “our,” “the Company,” and “Avid,” refer to Avid Bioservices, Inc. and its consolidated subsidiaries.

i

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	January 31, 2019	April 30, 2018
	Unaudited	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$27,758	$42,265
Trade and other receivables	7,885	3,754
Contract assets	3,912	–
Inventories	8,660	16,129
Prepaid expenses	567	679
Assets of discontinued operations	–	5,000
Total current assets	48,782	67,827
Property and equipment, net	25,876	26,479
Restricted cash	1,150	1,150
Other assets	302	304
Total assets	$76,110	$95,760
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,916	$1,909
Accrued payroll and related costs	2,549	2,564
Contract liabilities	14,620	27,935
Other current liabilities	638	905
Liabilities of discontinued operations	125	4,550
Total current liabilities	20,848	37,863

Deferred rent, less current portion	2,105	2,159
Capital lease, less current portion	93	–

Commitments and contingencies

Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000,000 shares authorized; 1,647,760 shares issued and outstanding at January 31, 2019 and April 30, 2018, respectively	2	2
Common stock—$0.001 par value; 150,000,000 shares authorized; 56,072,291 and 55,689,222 shares issued and outstanding at January 31, 2019 and April 30, 2018, respectively	56	55
Additional paid-in capital	613,947	614,810
Accumulated deficit	(560,941)	(559,129)
Total stockholders’ equity	53,064	55,738
Total liabilities and stockholders’ equity	$76,110	$95,760

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and comprehensive loss (UNAUDITED)

(in thousands, except share and per share information)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018

Contract manufacturing revenue	$13,781	$6,819	$36,548	$46,678
Cost of contract manufacturing	11,731	10,951	32,972	47,641
Gross profit (loss)	2,050	(4,132)	3,576	(963)

Operating expenses:
Selling, general and administrative	3,242	4,824	9,273	12,273
Restructuring charges	–	–	–	1,258
Total operating expenses	3,242	4,824	9,273	13,531

Operating loss	(1,192)	(8,956)	(5,697)	(14,494)
Interest and other income, net	9	28	190	65
Loss from continuing operations before income taxes	$(1,183)	$(8,928)	$(5,507)	$(14,429)
Income tax benefit	44	–	217	–
Loss from continuing operations	$(1,139)	$(8,928)	$(5,290)	$(14,429)
Income (loss) from discontinued operations, net of tax	–	(2,076)	739	(10,404)
Net loss	$(1,139)	$(11,004)	$(4,551)	$(24,833)
Comprehensive loss	$(1,139)	$(11,004)	$(4,551)	$(24,833)
Series E preferred stock accumulated dividends	(1,442)	(1,442)	(3,604)	(3,604)
Net loss attributable to common stockholders	$(2,581)	$(12,446)	$(8,155)	$(28,437)

Basic and diluted weighted average common shares outstanding	56,068,844	45,225,804	55,949,164	45,032,335

Basic and diluted net (loss) income per common share attributable to common stockholders:
Continuing operations	$(0.05)	$(0.23)	$(0.16)	$(0.40)
Discontinued operations	–	(0.05)	0.01	(0.23)
Net loss per share attributable to common stockholders	$(0.05)	(0.28)	$(0.15)	$(0.63)

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended January 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,551)	$(24,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,006	1,945
Stock-based compensation	1,080	1,206
Gain on sale of research and development assets	(1,000)	–
Loss on disposal of property and equipment	104	401
Changes in operating assets and liabilities:
Trade and other receivables	(4,131)	(225)
Contract assets	(1,024)	–
Inventories	(402)	18,881
Prepaid expenses	112	12
Other non-current assets	2	9
Accounts payable	993	(1,175)
Accrued payroll and related expenses	(15)	(2,271)
Contract liabilities	(5,402)	(21,282)
Other accrued expenses and current liabilities	(536)	287
Assets and liabilities of discontinued operations	(4,425)	(1,521)
Deferred rent, less current portion	(54)	465
Net cash used in operating activities	(17,243)	(28,101)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,248)	(2,144)
Proceeds from sale of research and development assets	6,000	–
Net cash provided by (used in) investing activities	4,752	(2,144)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on Series E preferred stock	(3,244)	(3,244)
Net proceeds from issuance of common stock	–	4,193
Proceeds from issuance of common stock under Employee Stock Purchase Plan	114	217
Proceeds from exercise of stock options	1,188	398
Principal payments on capital lease obligation	(74)	(180)
Net cash (used in) provided by financing activities	(2,016)	1,384
Net decrease in cash, cash equivalents and restricted cash	(14,507)	(28,861)
Cash, cash equivalents and restricted cash at beginning of period	43,415	47,949
Cash, cash equivalents and restricted cash at end of period	$28,908	$19,088
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired under capital lease	$245	$–

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total of the same amounts shown above:

	January 31, 2019	April 30, 2018	January 31, 2018	April 30, 2017
Cash and cash equivalents	$27,758	$42,265	$17,938	$46,799
Restricted cash	1,150	1,150	1,150	1,150
Total cash, cash equivalents and restricted cash	$28,908	$43,415	$19,088	$47,949

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

Discontinued Operations

For all periods presented, the operating results of our former research and development segment have been excluded from continuing operations and reported as income (loss) from discontinued operations, net of tax in the accompanying unaudited condensed consolidated financial statements for all periods presented. In addition, the assets and liabilities related to our discontinued research and development segment are reported as assets and liabilities of discontinued operations in the accompanying unaudited condensed consolidated balance sheets at January 31, 2019 and April 30, 2018. For additional information on the discontinuation of our research and development segment, refer to Note 10, “Sale of Research and Development Assets”.

Segment Reporting

Historically, our business had been organized into two reportable operating segments: (i) our research and development segment, and (ii) our contract manufacturing services segment. However, as a result of the aforementioned discontinued operation of our research and development segment (Note 10), management has determined that the Company now operates in only one operating segment. Accordingly, we reported our financial results for one reportable segment to reflect this new organizational structure.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share information)

Restructuring

Restructuring charges consist of one-time termination benefits, including severance and other employee related costs related to a workforce reduction pursuant to a restructuring plan we implemented in August 2017 (fiscal year 2018). Under this restructuring plan, which we completed in October 2017 (fiscal year 2018), we incurred an aggregate of $1,588 in restructuring charges, of which $330 related to our discontinued research and development segment (Note 10) and $1,258 related to our contract manufacturing services segment.

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

At January 31, 2019, we had $27,758 in cash and cash equivalents. Our ability to fund our operations depends on the amount of cash on hand and our ability to generate sufficient revenue to cover our operations. We have expended substantial funds on our legacy research and development of pharmaceutical product candidates (discontinued operations) and our contract manufacturing business (continuing operations). As a result, we have experienced losses and negative cash flows from operations since our inception, and although we have discontinued our research and development segment, we expect negative cash flows from operations to continue until we can generate sufficient revenue to generate positive cash flow from operations.

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

As a result of the above factors, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that our accompanying unaudited condensed consolidated financial statements are issued.

Reclassifications

Certain prior year amounts related to deferred revenue and customer deposits have been reclassified to contract liabilities in our accompanying consolidated balance sheet for the fiscal year ended April 30, 2018 and in our accompanying consolidated statement of cash flows for the nine months ended January 31, 2018 to conform to the current period presentation (Note 2). This reclassification had no effect on previously reported net loss.

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

The following tables summarize the effect of the adoption of ASC 606 on our unaudited condensed consolidated balance sheet at January 31, 2019 and our unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended January 31, 2019:

	As Reported	Effect of Change Higher/(Lower)	Balance Without Adoption of ASC 606

Contract assets	$3,912	$3,912	$–
Inventories	8,660	(15,635)	24,295
Contract liabilities	14,620	(17,617)	32,237

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share information)

	Three Months Ended January 31, 2019
	As Reported	Effect of Change Higher/(Lower)	Balance Without Adoption of ASC 606

Contract manufacturing revenue	$13,781	$(1,153)	$14,934
Cost of contract manufacturing	11,731	(621)	12,352
Gross profit	2,050	(532)	2,582
Operating loss	(1,192)	(532)	(660)
Loss from continuing operations	(1,139)	(532)	(607)

	Nine Months Ended January 31, 2019
	As Reported	Effect of Change Higher/(Lower)	Balance Without Adoption of ASC 606

Contract manufacturing revenue	$36,548	$10,678	$25,870
Cost of contract manufacturing	32,972	7,284	25,688
Gross profit	3,576	3,394	182
Operating loss	(5,697)	3,394	(9,091)
Loss from continuing operations	(5,290)	3,394	(8,684)

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

The following table disaggregates our contract manufacturing revenue for the three and nine months ended January 31, 2019 and 2018 by revenue stream. Contract manufacturing revenue for the three and nine months ended January 31, 2018 has not been adjusted in accordance with our modified retrospective adoption of ASC 606 and continues to be reported under the accounting standards that were in effect prior to our adoption of ASC 606 on May 1, 2018:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
Manufacturing revenue	$10,770	$6,045	$28,313	$42,281
Process development revenue	3,011	774	8,235	4,397
Total contract manufacturing revenue	$13,781	$6,819	$36,548	$46,678

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

We recognized contract manufacturing revenue of $2,208 and $12,233, respectively, during the three and nine months ended January 31, 2019 for which the contract liability was recorded in the prior year.

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

Restricted Cash

Under the terms of three separate operating leases related to our facilities, we are required to maintain, as collateral, letters of credit during the terms of such leases. At January 31, 2019 and April 30, 2018, restricted cash of $1,150 was pledged as collateral under these letters of credit.

Impairment

Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. Long-lived assets are reported at the lower of carrying amount or fair value less cost to sell. For the nine months ended January 31, 2019 and 2018, there were no indicators of impairment of the value of our long-lived assets.

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

As of January 31, 2019 and April 30, 2018, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash equivalents, which are primarily invested in money market funds with one major commercial bank, are carried at fair value based on quoted market prices for identical securities (Level 1 input). In addition, there were no transfers between any Levels of the fair value hierarchy during the three and nine months ended January 31, 2019 and 2018.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share information)

Stock-based Compensation

We account for stock options, restricted stock units and restricted stock rights (collectively referred to as “RSUs”) and other stock-based awards granted under our equity compensation plans in accordance with the authoritative guidance for stock-based compensation. The estimated fair value of stock options granted to employees in exchange for services is measured at the grant date, using a fair value based method, such as a Black-Scholes option valuation model, and is recognized as expense on a straight-line basis over the requisite service periods. In addition, the fair value of RSUs is measured at the grant date based on the closing market price of our common stock on the date of grant, and is recognized as expense on a straight-line basis over the period of vesting. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur. As of January 31, 2019, there were no outstanding stock-based awards with market or performance conditions.

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

The income tax benefit recognized in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss during the three and nine months ended January 31, 2019 resulted from the “Intraperiod Tax Allocation” rules under ASC 740: Income Taxes (“ASC 740”), which requires the allocation of an entity’s total annual income tax provision among continuing operations and, in our case, discontinued operations. Accordingly, a tax benefit was recorded in continuing operations with an offsetting tax expense recorded in discontinued operations (Note 10).

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

We applied the guidance under Staff Accounting Bulletin No. 118 when accounting for the enactment-date effects of the Tax Act for the fiscal year ended April 30, 2018 as we had not completed our accounting for all the enactment-date income tax effects of the Tax Act under ASC 740 for the remeasurement of deferred tax assets and liabilities. We have now completed our accounting for the enactment-date income tax effects of the Tax Act. Upon further analyses of the Tax Act and Notices and regulations issued and proposed by the U.S. Department of the Treasury and the Internal Revenue Service our provisional amount recognized for the fiscal year ended April 30, 2018 did not change; therefore, there was no adjustment to tax expense.

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

New Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to recognize right-of-use assets and lease liabilities on its balance sheet for all leases with lease terms greater than 12 months and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, which will be our fiscal year 2020 beginning May 1, 2019. Early adoption is permitted. While we continue to assess the impact of the new guidance, we believe the primary effect of adopting ASU 2016-02 will be to record right-of-use assets and corresponding obligations for our operating leases, which we believe will have a material impact our condensed consolidated financial statements and related disclosures.

3.       Trade and other RECEIVABLEs

Trade receivables represent amounts billed for contract manufacturing services and are recorded at the invoiced amount net of an allowance for doubtful accounts, if necessary. Other receivables are reported at amounts expected to be collected net of an allowance for doubtful accounts, if necessary. Trade and other receivables consist of the following:

	January 31, 2019	April 30, 2018
Trade receivables	$7,884	$3,539
Other receivables	1	215
Total trade and other receivables	$7,885	$3,754

We continually monitor our allowance for doubtful accounts for all receivables. We apply judgment in assessing the ultimate realization of our receivables and we estimate an allowance for doubtful accounts based on various factors, such as, the aging of accounts receivable balances, historical experience, and the financial condition of our customers. Based on our analysis of our receivables as of January 31, 2019 and April 30, 2018, we determined no allowance for doubtful accounts was necessary.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share information)

4.       INVENTORIES

Inventories are recorded at the lower of cost or market (net realizable value) and include raw materials and work-in-process (comprised of raw materials, direct labor and overhead costs associated with in-process manufacturing services) associated with contract manufacturing services. Overhead costs allocated to work-in-process inventory are based on the normal capacity of our production facilities and do not include costs from under absorption of overhead costs or idle capacity, which are expensed directly to cost of contract manufacturing in the period incurred. During the three and nine months ended January 31, 2019 and 2018, we expensed $1,740 and $6,392, respectively, and $5,344 and $11,182, respectively, in idle capacity costs directly to cost of contract manufacturing in the accompanying condensed consolidated financial statements. Subsequent to the adoption of ASC 606 (Note 2), manufacturing costs associated with work-in-process are recorded to cost of contract manufacturing in the accompanying condensed consolidated financial statements as incurred. Cost is determined by the first-in, first-out method. Inventories consist of the following:

	January 31, 2019	April 30, 2018
Raw materials	$8,660	$8,165
Work-in-process	–	7,964
Total inventories	$8,660	$16,129

5.       PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related asset, generally ranging from three to ten years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Construction-in-progress, which represents direct costs related to the construction of various equipment and leasehold improvements associated with our manufacturing facilities, are not depreciated until the asset is completed and placed into service. No interest was incurred or capitalized as construction-in-progress as of January 31, 2019 and April 30, 2018. All of our property and equipment are located in the U.S.

Property and equipment, net, consists of the following:

	January 31, 2019	April 30, 2018
Leasehold improvements	$20,648	$20,686
Laboratory and manufacturing equipment	12,427	10,258
Furniture, fixtures, office equipment and software	5,210	4,597
Construction-in-progress	1,656	3,310
Total property and equipment	39,941	38,851
Less accumulated depreciation and amortization	(14,065)	(12,372)
Total property and equipment, net	$25,876	$26,479

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share information)

Depreciation and amortization expense for the three and nine months ended January 31, 2019 was $681 and $2,006, respectively. Depreciation and amortization expense for the three and nine months ended January 31, 2018 was $645 and $1,945, respectively.

6.       STOCKHOLDERS’ EQUITY

Series E Preferred Stock Dividend

The following table summarizes the 10.50% Series E Convertible Preferred Stock (the “Series E Preferred Stock”) quarterly dividend activity during the nine months ended January 31, 2019:

Declaration Date	Record Date	Payment Date	Dividends Paid	Dividend Per Share
6/6/2018	6/18/2018	7/2/2018	$1,081	$0.65625
9/5/2018	9/17/2018	10/1/2018	$1,081	$0.65625
12/5/18	12/17/2018	1/2/2019	$1,081	$0.65625

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

As of January 31, 2019, 56,072,291 shares of our common stock were issued and outstanding. In addition, our common stock outstanding as of January 31, 2019 excluded the following shares of our common stock reserved for future issuance:

•	7,294,508 shares of common stock reserved for issuance under outstanding option grants and RSUs, and available for issuance under our stock incentive plans;
•	1,231,699 shares of common stock reserved for and available for issuance under our Employee Stock Purchase Plan; and
•	6,826,435 shares of common stock issuable upon conversion of our outstanding Series E Preferred Stock (1).

_____________

(1)	The Series E Preferred Stock is convertible into a number of shares of our common stock determined by dividing the liquidation preference of $25.00 per share by the conversion price, currently $21.00 per share. If all of our outstanding shares of Series E Preferred Stock were converted at the $21.00 per share conversion price, the holders of our Series E Preferred Stock would receive an aggregate of 1,961,619 shares of our common stock. However, we have reserved the maximum number of shares of our common stock that could be issued upon a change of control event assuming our shares of common stock are acquired for consideration of $5.985 per share or less. In this scenario, each outstanding share of our Series E Preferred Stock could be converted into 4.18 shares of our common stock.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share information)

7.       equity compensation plans

Stock Incentive Plans

On October 4, 2018, our stockholders approved the Avid Bioservices, Inc. 2018 Omnibus Incentive Plan (the “2018 Plan”) which provides, among other things, the ability for us to grant stock options, RSUs, stock appreciation rights and other forms of share-based awards.

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

As of January 31, 2019, we had an aggregate of 7,294,508 shares of our common stock reserved for issuance under our stock incentive plans, of which, 3,507,748 shares were subject to outstanding options and RSUs and 3,786,760 shares were available for future grants of stock-based awards.

Stock Options

The following summarizes our stock option transaction activity for the nine months ended January 31, 2019:

Stock Options	Shares	Weighted Average Exercisable Price
Outstanding, May 1, 2018	3,597,738	$8.74
Granted	925,939	$5.04
Exercised	(343,359)	$3.47
Canceled or expired	(878,820)	$11.53
Outstanding, January 31, 2019	3,301,498	$7.51

Restricted Stock Units (“RSUs”)

During the nine months ended January 31, 2019, the Compensation Committee of the Board of Directors granted an aggregate of 217,200 RSUs to substantially all of our employees, excluding executive officers, which entitles the employee the right to be issued a share of our common stock upon the vesting of each RSU. The RSUs have an aggregate grant date fair value of $929, based on the closing market price of our common stock on the date of grant, and vest at the rate of one-fourth of the shares underlying the RSUs granted on each anniversary of the date of grant.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share information)

The following summarizes our RSU transaction activity for the nine months ended January 31, 2019:

RSUs	Shares	Weighted Average Grant Date Fair Value
Outstanding, May 1, 2018	–	$–
Granted	217,200	4.28
Vested	–	–
Forfeited	(10,950)	3.62
Outstanding, January 31, 2019	206,250	$4.31

Employee Stock Purchase Plan

We have reserved a total of 2,142,857 shares of our common stock to be purchased under our Employee Stock Purchase Plan (“ESPP”), of which 1,231,699 shares remained available to purchase at January 31, 2019, and are subject to adjustment as provided in the ESPP for stock splits, stock dividends, recapitalizations and other similar events. Under the ESPP, we sell shares to participants at a price equal to the lesser of 85% of the fair market value of our common stock at the (i) beginning of a six-month offering period, or (ii) end of the six-month offering period. The ESPP provides for two six-month offering periods each year; the first offering period begins on the first trading day on or after each May 1; the second offering period begins on the first trading day on or after each November 1. During the nine months ended January 31, 2019, 39,710 shares of our common stock were purchased under the ESPP at a purchase price of $2.87 per share.

Stock-Based Compensation

Total stock-based compensation expense related to stock-based awards issued under our equity compensation plans is included in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
Cost of contract manufacturing	$147	$139	$317	$277
Selling, general and administrative	311	259	763	589
Discontinued operations	–	14	–	340
Total	$458	$412	$1,080	$1,206

Share-based compensation from:
Stock options	$385	$374	$914	$1,070
RSUs	40	–	82	–
ESPP	33	38	84	136
Total	$458	$412	$1,080	$1,206

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share information)

As of January 31, 2019, the total estimated unrecognized compensation cost related to non-vested employee stock options and non-vested RSUs was $4,287 and $807, respectively. These costs are expected to be recognized over a weighted average vesting periods of 2.87 years and 3.59 years, respectively.

8.       NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing our net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding the dilutive effects of stock options, unvested RSUs, shares of common stock expected to be issued under our ESPP, warrants, and Series E Preferred Stock outstanding during the period. Diluted net loss per common share is computed by dividing our net loss attributable to common stockholders by the sum of the weighted average number of shares of common stock outstanding during the period plus the potential dilutive effects of stock options, unvested RSUs, shares of common stock expected to be issued under our ESPP, warrants, and Series E Preferred Stock outstanding during the period. Net loss attributable to common stockholders represents our net loss plus Series E Preferred Stock accumulated dividends. Series E Preferred Stock accumulated dividends include dividends declared for the period (regardless of whether or not the dividends have been paid) and dividends accumulated for the period (regardless of whether or not the dividends have been declared).

The potential dilutive effect of stock options, unvested RSUs, shares of common stock expected to be issued under our ESPP, and warrants outstanding during the period are calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. The potential dilutive effect of our Series E Preferred Stock outstanding during the period was calculated using the if-converted method assuming the conversion of Series E Preferred Stock as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. However, because the impact of stock options, unvested RSUs, shares of common stock expected to be issued under our ESPP, warrants, and Series E Preferred Stock are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per common share amounts for the three and nine months ended January 31, 2019 and 2018.

The calculation of weighted average diluted shares outstanding for the three and nine months ended January 31, 2019 and 2018 excludes the dilutive effect of the following weighted average outstanding stock options, unvested RSUs and shares of common stock expected to be issued under our ESPP as their impact is anti-dilutive during periods of net loss:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018

Stock Options	116,962	115,425	160,937	78,427
RSUs	38,466	–	33,606	–
ESPP	86	1,202	9,773	466
Total	155,514	116,627	204,316	78,893

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share information)

The calculation of weighted average diluted shares outstanding for the three and nine months ended January 31, 2019 and 2018 also excludes the following weighted average outstanding stock options, unvested RSUs, warrants, and Series E Preferred Stock (assuming the if-converted method), as their exercise prices or conversion price were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018

Stock Options	2,779,142	3,214,694	2,659,632	3,663,102
RSUs	47,482	–	15,827	–
Warrants	–	39,040	17,115	39,040
Series E Preferred Stock	1,978,783	1,978,783	1,978,783	1,978,783
Total	4,805,407	5,232,517	4,671,357	5,680,925

9.       WARRANTS

On August 30, 2018, warrants to purchase 39,040 shares of our common stock expired unexercised. As of January 31, 2019, we had no warrants issued and outstanding.

10.     Sale of research and development assets

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

Pursuant to the February 2018 Purchase Agreement, we received an aggregate of $8,000 from Oncologie, paid over three installments, of which $3,000 was received in March 2018 (first installment), $3,000 was received in June 2018 (second installment) and $2,000 was received in September 2018 (third installment). We are also eligible to receive up to an additional $95,000 in the event that Oncologie achieves certain development, regulatory and commercialization milestones with respect to bavituximab. In addition, we are eligible to receive royalties on net sales that are upward tiering into the mid-teens in the event that Oncologie commercializes and sells products utilizing bavituximab or the other transferred assets. As of January 31, 2019, no development, regulatory and commercialization milestones as defined in the February 2018 Purchase Agreement have been achieved by Oncologie. Oncologie is responsible for all future research, development and commercialization of bavituximab, including all related intellectual property costs and all other future liabilities and obligations arising out of the ownership of the transferred assets (i.e., we remain obligated for all liabilities associated with the research and development assets associated with the February 2018 Purchase Agreement incurred or arising prior to February 13, 2018). In addition, during May 2018, we entered into a separate services agreement with Oncologie to provide contract development and manufacturing services, at our commercial rates, in support of the research and development assets sold under the February 2018 Purchase Agreement.

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

Pursuant to the September 2018 Purchase Agreement, we received $1,000 from Oncologie, which amount was paid to us in October 2018. We are also eligible to receive up to an additional $21,000 in the event that Oncologie achieves certain development, regulatory and commercialization milestones with respect to r84. In addition, we are eligible to receive royalties on net sales ranging from the low to mid-single digits in the event that Oncologie commercializes and sells products utilizing the r84 technology. As of January 31, 2019, no development, regulatory and commercialization milestones as defined in the September 2018 Purchase Agreement have been achieved by Oncologie. Oncologie is responsible for all future research, development and commercialization of r84, including all related intellectual property costs and all other future liabilities and obligations arising out of the ownership of the transferred assets (i.e., we remain obligated for all liabilities associated with the research and development assets associated with the September 2018 Purchase Agreement incurred or arising prior to September 13, 2018).

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

The following table summarizes the results of discontinued operations for the three and nine months ended January 31, 2019 and 2018:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018

Operating expenses:
Research and development	$–	$374	$–	$7,590
Selling, general and administrative	–	1,315	–	2,097
Restructuring charges	–	–	–	330
Total operating expenses	$–	$1,689	$–	$10,017

Other expense	–	387	–	387
Gain on sale of research and development assets before income taxes	$–	–	$1,000	–
Income tax expense	–	–	(261)	–
Income (loss) from discontinued operations, net of tax	$–	$(2,076)	$739	$(10,404)

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share information)

The following table summarizes the assets and liabilities of discontinued operations as of January 31, 2019 and April 30, 2018:

	January 31, 2019	April 30, 2018
Assets:
Other receivables	$–	$5,000

Total assets of discontinued operations	$–	$5,000

Liabilities:
Accounts payable	$–	$32
Accrued clinical trial and related fees	–	3,613
Accrued payroll and related costs	–	614
Other liabilities	125	291
Total liabilities of discontinued operations	$125	$4,550

The carrying value of the assets and liabilities deemed a component of discontinued operations were not classified as “held for sale” in the accompanying unaudited condensed consolidated balance sheet at January 31, 2019 and the accompanying condensed consolidated balance sheet at April 30, 2018, as Oncologie did not purchase or assume any of the reported assets or liabilities under the aforementioned February 2018 Purchase Agreement and September 2018 Purchase Agreement.

11.       SUBSEQUENT EVENTS

On March 6, 2019, our Board of Directors declared a quarterly cash dividend of $0.65625 per share on our outstanding Series E Preferred Stock. The dividend payment is equivalent to an annualized 10.50% per share, based on the $25.00 per share stated liquidation preference, accruing from January 1, 2019 through March 31, 2019. The cash dividend is payable on April 1, 2019 to holders of the Series E Preferred Stock of record on March 18, 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations.

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Avid Bioservices, Inc. included in Part I Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018.

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

We are currently in the process of expanding and optimizing our process development capabilities and laboratory space, which includes expanding our total available process development laboratory space, upgrading the infrastructure and equipment within our existing process development laboratories, and implementing new state-of-the-art technologies and equipment designed to facilitate efficient, high-throughput development of innovative upstream and downstream manufacturing processes.  We are strategically conducting this work in phases to avoid disruption to current customer programs.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses are composed of corporate-level expenses including personnel and support costs of corporate functions such as executive management, legal, accounting, business development, legal, human resources, information technology, and other centralized services. SG&A expenses include corporate legal fees, audit and accounting fees, investor relation expenses, non-employee director fees, facility related expenses, and other expenses relating to our general management, administration, and business development activities. SG&A expenses are generally not directly proportional to revenues, but we expect such expenses to increase over time to support the needs of our growing company.

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

The following table compares the unaudited condensed consolidated statements of operations from our continuing operations for the three and nine months ended January 31, 2019 and 2018, which are further discussed below.

	Three Months Ended January 31,			Nine Months Ended January 31,
	2019	2018	$ Change	2019	2018	$ Change
Contract manufacturing revenue	$13,781	$6,819	$6,962	$36,548	$46,678	$(10,130)
Cost of contract manufacturing	11,731	10,951	780	32,972	47,641	(14,669)
Gross profit (loss)	2,050	(4,132)	6,182	3,576	(963)	4,539

Operating expenses:
Selling, general and administrative	3,242	4,824	(1,582)	9,273	12,273	(3,000)
Restructuring charges	–	–	–	–	1,258	(1,258)

Total operating expenses	3,242	4,824	(1,582)	9,273	13,531	(4,258)

Operating loss	(1,192)	(8,956)	7,764	(5,697)	(14,494)	8,797
Interest and other income, net	9	28	(19)	190	65	125
Loss from continuing operations before income taxes	$(1,183)	$(8,928)	$7,745	$(5,507)	$(14,429)	$8,922
Income tax benefit	44	–	44	217	–	217
Loss from continuing operations	$(1,139)	$(8,928)	$7,789	$(5,290)	$(14,429)	$9,139

Three Months Ended January 31, 2019 Compared to the Three Months Ended January 31, 2018

Contract Manufacturing Revenue

Contract manufacturing revenue for the three months ended January 31, 2019 was $13,781 compared to $6,819 for the same period in the prior year, an increase of $6,962 or 102%. The increase in revenue can primarily be attributed to an increase in the number of manufacturing runs in-process and/or completed in the current period compared to the prior period as a result of increased demand from a more diversified client base. The quarterly revenue increase was offset by a $1,153 unfavorable impact from the adoption of ASC 606. Refer to Note 2 “Summary of Significant Accounting Policies” in the accompanying notes to the unaudited condensed consolidated financial statements for details regarding the adoption of ASC 606.

Gross Profit

Gross profit for the three months ended January 31, 2019 was $2,050 compared to a loss of $4,132 for the same period in the prior year, an increase of $6,182, where gross margins were 15% and a negative 61%, respectively. The $6,182 increase in gross profit was primarily due to an improvement from manufacturing and process development project profit of $2,578 combined with a $3,604 decrease in idle capacity costs.

Selling, General and Administrative Expenses

SG&A decreased $1,582, or 33%, during the three months ended January 31, 2019 compared to the same prior year period. The decrease in SG&A was primarily due to decreases in payroll and related costs of $634, legal and other professional fees of $500, facility-related expenses of $234 and other general corporate expenses of $215. As a percentage of revenue, SG&A expenses for the three months ended January 31, 2019 and 2018 were 24% and 71%, respectively.

Operating Loss

Operating loss was $1,192, or a negative 9% of revenue, for the three months ended January 31, 2019 compared to an operating loss of $8,956, or a negative 131% of revenue, for the same period in the prior year. Of this $7,764, or 87%, improvement in year-over-year operating loss, approximately $6,182 was attributable to gross profit margin improvement and an SG&A decrease of $1,582.

Nine Months Ended January 31, 2019 Compared to the Nine Months Ended January 31, 2018

Contract Manufacturing Revenue

Contract manufacturing revenue for the nine months ended January 31, 2019 was $36,548 compared to $46,678 for the same period in the prior year, a decrease of $10,130 or 22%. The decline in revenue can primarily be attributed to fewer manufacturing runs completed in the current period compared to the prior period as a result of a decrease in manufacturing demand from our largest customer, which occurred primarily during the first six months of the fiscal year as compared to the prior year. As previously disclosed, revenue for the current nine-month period was also impacted by our planned sequential shutdown of our Franklin and Myford manufacturing facilities during our second quarter ended October 31, 2018, which halted manufacturing at each facility for several weeks in order to conduct both routine and non-routine maintenance and upgrades. Finally, the current year decline in revenue as compared to the prior year period was offset by a $10,678 favorable impact from the adoption of ASC 606. Refer to Note 2 “Summary of Significant Accounting Policies” in the accompanying notes to the unaudited condensed consolidated financial statements for details regarding the adoption of ASC 606.

Gross Profit

Gross profit for the nine months ended January 31, 2019 was $3,576 compared to a loss of $963 for the same period in the prior year, an increase of $4,539, where gross margins were 10% and a negative 2%, respectively. The $4,539 increase in gross profit was comprised of a $250 decrease in manufacturing and process development project profit, offset by a favorable reduction to idle capacity costs of $4,790.

Selling, General and Administrative Expenses

SG&A expense decreased $3,000, or 24%, during the nine months ended January 31, 2019 compared to the same prior year period. The decrease in SG&A was attributed to the current year period decreases in legal, non-employee director fees and other professional fees of $1,674, facility-related expenses of $1,308, payroll and related costs of $1,278, and other general corporate expenses of $240. These current year period decrease in SG&A expenses were offset by the July 2017 settlement of a derivative and class action lawsuit, pursuant to which our former non-employee directors agreed to pay or cause to be paid $1,500 to us (as described in Note 3 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018), which non-recurring amount was applied against non-employee director fees during the fiscal quarter ended July 31, 2017. As a percentage of revenue, SG&A expenses for the nine months ended January 31, 2019 and 2018 were 25% and 26%, respectively.

Restructuring Charges

During the nine months ended January 31, 2018, we incurred restructuring charges of $1,588 related to a restructuring plan we implemented in August 2017, pursuant to which we reduced our overall workforce by 57 employees in order to reduce operating costs and improve cost efficiencies while we pursued the license or sale of our research and development assets and focus our efforts on growing our CDMO business (as described in Note 8 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018). The costs incurred under this restructuring plan, which was completed in October 2017, consisted of one-time termination benefits, including severance, and other employee related costs. Of the total restructuring charges incurred, $1,258 was related to our contract manufacturing services segment and $330 was related to our discontinued research and development segment. The restructuring charges associated with our discontinued research and development segment are included in income (loss) from discontinued operations in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the nine months ended January 31, 2018. We did not incur any restructuring charges during the nine months ended January 31, 2019.

Operating Loss

Operating loss was $5,697, or a negative 16% of revenue, for the nine months ended January 31, 2019 compared to an operating loss of $14,494, or a negative 31% of revenue, for the same period in the prior year. Of this $8,797, or 61%, improvement in year-over-year operating loss, approximately $4,539 was attributable to a gross profit improvement, an SG&A decrease of $3,000 and the absence of restructuring charges in 2018 that resulted in a decrease of $1,258.

Income Tax Benefit

In September 2018, we recognized a $1,000 gain in discontinued operations, before taxes, for the sale of our r84 technology (as described in Note 10 to the accompanying unaudited condensed consolidated financial statements). In accordance with the “Intraperiod Tax Allocation” rules under ASC 740: Income Taxes, which requires the allocation of an entity’s total annual income tax provision among continuing operations and, in our case, discontinued operations for the nine months ended January 31, 2019, we recorded a tax benefit in continuing operations of $217 with an offsetting tax expense of $261 recorded in discontinued operations. The remaining deferred tax benefit of $44 will be allocated proportionally to continuing operations in the fourth quarter of the current fiscal year.

Discontinued Operations

As a result of the sale of our PS-targeting and r84 technologies in February 2018 and September 2018, respectively (as described in Note 10 to the accompanying unaudited condensed consolidated financial statements), the abandonment of our remaining research and development assets, and the strategic shift in our corporate direction to focus solely on our CDMO business, the operating results of our former research and development segment have been excluded from continuing operations and reported as income (loss) from discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented. The gain of $1,000 that was recorded in connection with the sale of our r84 technology in September 2018 is included in income from discontinued operations, net of tax, in the accompanying unaudited condensed consolidated statements and operations and comprehensive loss for the nine months ended January 31, 2019.

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial position and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We review our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. During the three and nine months ended January 31, 2019, there were no significant changes in our critical accounting policies as previously disclosed by us in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2018, except for our critical accounting policies and estimates on revenue recognition as a result of our adoption of ASC 606, as described in Note 2, “Summary of Significant Accounting Policies” in the accompanying notes to the unaudited condensed consolidated financial statements.

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

At January 31, 2019 we had $27,758 in cash and cash equivalents. In addition, as of January 31, 2019, our backlog was approximately $43 million (as further discussed in the “Backlog” section below). While we anticipate the majority of our backlog will be recognized as revenue during fiscal year 2020, our backlog is subject to a number of risks and uncertainties, including the risk that a customer may experience delays in its program(s) or otherwise, which could result in the postponement of anticipated manufacturing services; the risk that a customer timely cancels its commitments prior to our initiation of manufacturing services, in which case we may be required to refund some or all of the amounts paid to us in advance under those canceled commitments; and the risk that we may not successfully execute on all customer projects, any of which could have a negative impact on our liquidity, reported backlog and future revenue. As a result of these risks and uncertainties, our cash on hand as of January 31, 2019, together with our projected cash receipts under our current backlog, may not be sufficient to fund our operations beyond one year after the date our financial statements are issued.

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

As a result of the above factors, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that our accompanying unaudited condensed consolidated financial statements are issued.

Significant components of the changes in cash flows from operating, investing, and financing activities for the nine months ended January 31, 2019 compared to the same prior year period are as follows (in thousands):

Cash Used In Operating Activities. Net cash used in operating activities represents our net loss, as reported, adjustments to reconcile net loss to net cash used in operating activities and net changes in the timing of cash flows as reflected by the changes in operating assets and liabilities, as described in the below table:

	Nine Months Ended January 31,
	2019	2018
Net loss, as reported	$(4,551)	$(24,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,006	1,945
Stock-based compensation	1,080	1,206
Gain on sale of research and development assets	(1,000)	–
Loss on disposal of property and equipment	104	401
Net cash used in operating activities before changes in operating assets and liabilities	$(2,361)	$(21,281)
Net change in operating assets and liabilities from:
Continuing operations	$(10,457)	$(5,299)
Discontinued operations	(4,425)	(1,521)
Net cash used in operating activities	$(17,243)	$(28,101)

Net cash used in operating activities decreased $10,858 to $17,243 for the nine months ended January 31, 2019 compared to net cash used in operating activities of $28,101 for the nine months ended January 31, 2018. This decrease in net cash used in operating activities was due to a decrease of $18,920 in net loss reported for the current nine-month period after adjustments for non-cash expenses, gain on sale of research and development assets and loss of disposal of property and equipment, as described in the above table, offset by a net change in operating assets and liabilities of $5,158 and $2,904 from continuing and discontinued operations, respectively. The net change in operating assets and liabilities from continuing operations was primarily due to an increase in contract assets (unbilled receivables) combined with decreases in inventories and contract liabilities (customer deposits and deferred revenue) associated with the application of ASC 606, which we adopted on May 1, 2018. The net change in operating assets and liabilities from discontinued operations was primarily due to decreases in accrued payroll and related costs and accrued clinical trial and related fees.

Net Cash Provided By (Used In) Investing Activities. Net cash provided by (used in) investing activities for the nine months ended January 31, 2019 and 2018 was $4,752 and ($2,144), respectively.

Net cash provided by investing activities for the nine months ended January 31, 2019 consisted of proceeds of $6,000 related to the sale of certain research and development assets associated with our discontinued research and development segment (as described in Note 10 to the accompanying unaudited condensed consolidated financial statements), offset by the purchase of property and equipment of $1,248.

Net cash used in investing activities for the nine months ended January 31, 2018 was directly related to the purchase of property and equipment.

Net Cash (Used In) Provided By Financing Activities. Net cash (used in) provided by financing activities for the nine months ended January 31, 2019 and 2018 was ($2,016) and $1,384, respectively.

Net cash used in financing activities during the nine months ended January 31, 2019 consisted of $3,244 in dividends paid on our issued and outstanding Series E Preferred Stock and $74 in principal payments on a capital lease obligation, which amounts were offset by $1,188 in net proceeds from stock option exercises and $114 in net proceeds from the purchase of shares of our common stock under our Employee Stock Purchase Plan.

Net cash provided by financing activities during the nine months ended January 31, 2018 consisted of $4,193 in net proceeds from the sale of shares of our common stock under an At Market Issuance Sales Agreement (as of July 31, 2017 we had raised the full amount of gross proceeds available to us under this At Market Issuance Sales Agreement), $217 in net proceeds from the purchase of shares of our common stock under our Employee Stock Purchase Plan, and $398 in net proceeds from stock option exercises, which amounts were offset by dividends paid on our issued and outstanding Series E Preferred Stock of $3,244 and principal payments on a capital lease obligation of $180.

Backlog

Our backlog represents, as of a point in time, future contract manufacturing revenue from work not yet completed under signed commitments. As of January 31, 2019, our backlog was approximately $43 million (ASC 606) as compared to approximately $39 million (ASC 605) as of January 31, 2018. While we anticipate the majority of our backlog will be recognized as revenue during fiscal year 2020, our backlog is subject to a number of risks and uncertainties, including the risk that a customer may experience delays in its program(s) or otherwise, which could result in the postponement of anticipated manufacturing services; the risk that a customer timely cancels its commitments prior to our initiation of manufacturing services, in which case we may be required to refund some or all of the amounts paid to us in advance under those canceled commitments; and the risk that we may not successfully execute on all customer projects, any of which could have a negative impact on our liquidity, reported backlog and future revenue.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our cash and cash equivalents are primarily invested in money market funds with one major commercial bank with the primary objective to preserve our principal balance. Our deposits held with this bank exceed the amount of government insurance limits provided on our deposits and, therefore, we are exposed to credit risk in the event of default by the major commercial bank holding our cash balances. However, these deposits may be redeemed upon demand and, therefore, bear minimal risk. In addition, while changes in U.S. interest rates would affect the interest earned on our cash balances at January 31, 2019, such changes would not have a material adverse effect on our financial position or results of operations based on historical movements in interest rates.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2019, the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2019.

There were no significant changes in our internal control over financial reporting, during the quarter ended January 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.*
101.INS	XBRL Taxonomy Extension Instance Document. *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *
101.PRE	XBRL Presentation Extension Linkbase Document. *

*     Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVID BIOSERVICES, INC.

Date: March 11, 2019	By: /s/ Roger J. Lias, Ph.D.
Roger J. Lias, Ph.D.
President and Chief Executive Officer

Date: March 11, 2019	By: /s/ Daniel R. Hart
Daniel R. Hart
Chief Financial Officer
(signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)

