Form 10-K
period 2019-04-30
Avid Bioservices, Inc.
filed 2019-06-27
CIK 704562

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 001-32839

AVID BIOSERVICES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	95-3698422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2642 Michelle Drive, Suite 200, Tustin, California	92780
(Address of principal executive offices)	(Zip Code)

(714) 508-6100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	CDMO	The NASDAQ Stock Market LLC
Preferred Stock Purchase Rights	—	—
10.50% Series E Convertible Preferred Stock, $0.001 par value per share	CDMOP	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of October 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $293,016,000, calculated based on the closing price of the registrant’s common stock as reported by The NASDAQ Capital Market.

As of June 14, 2019, the number of shares of registrant’s common stock outstanding was 56,137,724.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year to which this report relates.

AVID BIOSERVICES, INC.

Form 10-K

For the Fiscal Year Ended April 30, 2019

Cautionary Note on Forward-Looking Statements

In this Annual Report on Form 10-K (the “Annual Report”), unless the context otherwise indicates, the terms “we,” “us,” “our,” “Company” and “Avid” refer to Avid Bioservices, Inc. and its consolidated subsidiaries. In addition to historical information, this Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. The inclusion of forward-looking statements should not be regarded as a representation by us or any other person that the objectives or plans will be achieved because our actual results may differ materially from any forward-looking statement. The words “may,” “should,” “plans,” “believe,” “anticipate,” “estimate,” “expect,” their opposites and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. We caution readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements, including but not limited to, those risk factors outlined in the section titled “Risk Factors” as well as those discussed elsewhere in this Annual Report. You should not duly rely on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Annual Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports that we file from time to time with the Securities and Exchange Commission (“SEC”) after the date of this Annual Report.

Avid Bioservices® is a registered trademark of Avid Bioservices, Inc. All other brand names or trademarks appearing in this Annual Report are the property of their respective holders.

PART I

Item 1.	Business

Overview

We are a dedicated contract development and manufacturing organization (“CDMO”) that provides a comprehensive range of services from process development to Current Good Manufacturing Practices (“CGMP”) commercial manufacturing focused on biopharmaceutical products derived from mammalian cell culture. With over 25 years of experience producing monoclonal antibodies and recombinant proteins in batch, fed-batch and perfusion modes, our services include CGMP clinical and commercial product manufacturing, purification, bulk packaging, stability testing and regulatory submissions and support. We also provide a variety of process development services, including cell line development and optimization, cell culture and feed optimization, analytical methods development and product characterization.

We have experience in performing process development and manufacturing of biologics since 1993 in our Franklin biomanufacturing facility (“Franklin Facility”) located at our headquarters in Tustin, California. In March 2016, we expanded our manufacturing capacity through the commissioning of one-half of our 84,000 square foot Myford biomanufacturing facility (“Myford Facility”), our second biomanufacturing facility, which includes multiple single-use bioreactors up to the 2,000-liter manufacturing scale. The Myford Facility was designed to accommodate a fully disposable biomanufacturing process for products in clinical development to commercial. The Myford Facility is located adjacent to our Franklin Facility.

Business Transition

During fiscal year 2018, we announced our intent to cease our research and development activities and to transition our business to a dedicated CDMO, which we completed during the fourth quarter of fiscal year 2018. As part of our transition efforts during fiscal year 2018, we instituted a number of strategic actions designed to reduce costs and better position ourselves as a dedicated CDMO, including the following: (i) we amended our Certificate of Incorporation to change our corporate name to Avid Bioservices, Inc. and we adopted the new ticker symbol “CDMO” on The NASDAQ Capital Market to align with the new end-market focus and strategic positioning of our business; (ii) we classified our r84 technology as held for sale, which we subsequently sold in fiscal year 2019 pursuant to an Asset Assignment and Purchase Agreement (as described in Note 10 to the accompanying consolidated financial statements) and abandoned our remaining research and development assets; (iii) we sold our phosphatidylserine (PS)-targeting program pursuant to an Asset Assignment and Purchase Agreement (as described in Note 10 to the accompanying consolidated financial statements); and (iv) we closed an underwritten public offering of our common stock, pursuant to which we sold 10,294,445 shares of our common stock at an offering price of $2.25 per share for aggregate gross proceeds of $23.2 million before deducting underwriting discounts, commissions and other offering related expenses of $1.7 million.

Business Strategy

Following the completion of our business transition to a dedicated CDMO, we established and began executing on the following near-term strategic objectives:

•	Expand existing customer relationships and diversify our customer base by securing additional customers to support our potential future revenue growth beyond fiscal year 2019.

•	Continue to invest in manufacturing facilities and infrastructure to maximize our facility utilization and support our customers’ development and clinical and commercial manufacturing requirements.

•	Broaden our sales force by hiring sales representatives to execute our business development initiatives in key markets.

Our Competitive Strengths

We believe that we are well positioned to address the market for outsourced development and manufacturing of biopharmaceuticals derived from mammalian cell culture due to the following factors:

•	Expertise in Mammalian Cell Culture Manufacturing: We believe that consolidation in the CDMO industry over the past several years has resulted in a limited number of nimble, independent CDMOs with mammalian cell culture-based biologics development and manufacturing capabilities. The mammalian cell culture production method is highly suitable for manufacturing complex molecules and we believe the benefits of the mammalian cell culture production method have played a significant role in accelerating the proliferation of biologics therapies. We believe we are well positioned in the industry given our expertise in mammalian cell culture for biologics manufacturing.

•	Broad Spectrum of Services to Support Customers from Early Stage Development to Commercial: We provide fully integrated and customized biomanufacturing services that support our clients from the early preclinical stage to commercial launch and supply. We believe pharmaceutical companies generally prefer to engage with CDMOs that are able to work with a product throughout its lifecycle and have long-standing track records of regulatory compliance and quality control. Our Process Development, CGMP Biomanufacturing, Project Management, Quality Systems and Quality Control are all supported by modern facilities designed to meet customer needs from early stage development to commercial supply. We differentiate our capabilities through several key criteria: (i) we employ a customer-centric approach and collaborate with our clients to tailor customized development and manufacturing services; (ii) our agile manufacturing and development capabilities allow for rapid responses to shifting production requirements, leading to strong client satisfaction and retention; and (iii) our single-use bioreactors contributes to enhanced manufacturing efficiency for our customers and reduces our capital spending needs.

•	Strong Regulatory Track Record: Historically, developing the expertise to comply with stringent regulatory audits and validation requirements has been a challenge for both pharmaceutical companies and CDMOs, and has been as a significant barrier to entry for many CDMOs, as facilities can take years to construct and properly validate. We believe pharmaceutical companies place a premium on working with CDMOs that can ensure a high degree of regulatory compliance, which decreases execution risk. We have a strong regulatory track record consisting of a 16-year inspection history with no significant impact on our business. In addition, between 2005 and 2017, we completed six successful pre-approval inspections. We also completed four U.S. Food and Drug Administration (“FDA”) inspections between 2013 and the most recently completed inspection in early calendar year 2018, none of which resulted in any Form 483 observations by the FDA. Further, we have successfully complied with audits from large pharmaceutical companies.

•	Modern and Optimized Infrastructure: As a result of the development of our Myford Facility, we have positioned our business to capitalize on increasing demand in the biologics manufacturing industry for modular cleanroom space and single-use bioreactors. These developments have driven demand among pharmaceutical companies for facilities that can match bioreactor size to smaller volume production runs. With single-use bioreactors from 200 to 2,000 liters, our Myford Facility is designed to provide our customers with the desired efficiency and flexibility.

•	Significant Manufacturing Experience with a Proven Track Record: We have 26 years of experience producing monoclonal antibodies and recombinant proteins, over 14 years of CGMP commercial manufacturing experience and over 11 years of experience with single-use bioreactor technology. Our management team and board of directors have a deep understanding of the CDMO industry and have contributed their collective expertise to our recent transition to a dedicated CDMO.

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

•	Diversify Customer Base. We have taken and continue to take steps to diversify and expand our customer base and have developed marketing and sales strategies designed to drive new client acquisitions, while also continuing to leverage our existing relationships to pursue additional collaborations with our existing customers.

•	Expand Process Development Capabilities. We also continue to expand our process development capabilities in order to make our operations more attractive to emerging, mid-sized and large pharmaceutical companies. We are currently in the process of expanding and optimizing our process development capabilities and laboratory space, which includes expanding our total available process development laboratory space to more than 6,000 square feet, upgrading the infrastructure and equipment within our existing process development laboratories and implementing new state-of-the-art technologies and equipment designed to facilitate efficient, high-throughput development of innovative upstream and downstream manufacturing processes. We are strategically conducting this work in phases to avoid disruption to current customer programs.

•	Expand Manufacturing Footprint and Enhance Efficiencies. We lease an additional 42,000 square feet of vacant warehouse space within the same building as our existing Myford Facility, which will allow us to utilize existing manufacturing and quality infrastructure that we believe should enhance our manufacturing efficiencies and reduce the overall cost and timeframe to construct a third biomanufacturing facility. This space could house a facility that can accommodate up to six additional 2,000-liter bioreactors. However, we currently do not expect to commence construction of the new facility until the manufacturing capacity at our existing facilities is close to full utilization or we determine that we require additional capacity to meet specific customer demand.

•	Increase Operating Margins. We believe we have the opportunity to drive operating margin expansion by increasing manufacturing throughput, filling our available capacity, process efficiencies and continued process improvements. We believe increased facility capacity utilization resulting from the growth strategies described herein will permit us to generate more favorable operating margins. We expect to improve operating margins through investment in our facilities, people, process and technology.

•	Reinvest in Equipment and Facilities. We believe that re-investing in our laboratory and manufacturing equipment and facilities is strategically important to meet future customer demand.

Our Facilities

Our 12,000 square-foot Franklin Facility includes stainless steel bioreactors (100-liter to 1,000-liter) and single-use bioreactors (200-liter to 1,000-liter), water-for-injection, an autoclave and depyrogenation oven, material storage (including a walk-in cold room) and cell bank cryofreezers. The Franklin Facility is located at our headquarters in Tustin, California.

Our 42,000 square-foot Myford Facility is designed to utilize single-use equipment up to the 2,000-liter manufacturing scale to accommodate a fully disposable biomanufacturing process for products from clinical development to commercial supply. Our Myford Facility includes single-use bioreactors (200-liter to 2,000-liter), quality control labs for environmental and analytical testing, warehousing and material storage (including two walk-in cold rooms) and cell bank cryofreezers. The Myford Facility is located adjacent to our Franklin Facility and has an additional 42,000 square-feet of space available for future expansion.

Manufacturing and Raw Materials

We manufacture CGMP pharmaceutical-grade products for our customers. The process for manufacturing generally uses commercially available raw materials from multiple suppliers, and in some instances, from a single source supplier. See “Risk Factors—Risks Related to Our Business—We rely on third parties to supply most of the necessary raw materials and supplies for the products we manufacture on behalf of our customers and our inability to obtain such raw materials or supplies may adversely impact our business, results of operations and financial condition” for additional discussion of raw materials supplied by third party vendors for the products we manufacture for our customers.

Regulatory Matters

We have a strong and proven regulatory track record, including 16 years of inspection history with no significant impact to our business. To date, we have been successfully audited and qualified by large and small and domestic and foreign biotechnology companies interested in the production of biologic material for clinical and commercial use. Additionally, we have been audited by several regulatory agencies, including the FDA, the European Medicines Agency (“EMA”), the Brazilian Health Surveillance Agency (“ANVISA”), the Canadian Health Authority (“Health Canada”), the California Department of Health and the Australian Department of Health.

We are required to comply with the regulatory requirements of various local, state, national and international regulatory bodies having jurisdiction in the countries or localities where we manufacture products or where our customers’ products are distributed. In particular, we are subject to laws and regulations concerning research and development, testing, manufacturing processes, equipment and facilities, including compliance with CGMPs, labeling and distribution, import and export, and product registration and listing. As a result, our facilities are subject to regulation by the FDA, as well as regulatory bodies of other jurisdictions, such as the EMA, ANVISA, Health Canada, and the Australian Department of Health. We are also required to comply with environmental, health and safety laws and regulations, as discussed in “Environmental and Safety Matters” below. These regulatory requirements impact many aspects of our operations, including manufacturing, developing, labeling, packaging, storage, distribution, import and export and record keeping related to customers' products. Noncompliance with any applicable regulatory requirements can result in government refusal to approve facilities for manufacturing products or products for commercialization.

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

Segment Information

Our business had historically been organized into two reportable operating segments: (i) our contract manufacturing services segment and (ii) our former research and development segment. However, as a result of the aforementioned strategic shift in our corporate direction to focus solely on our CDMO business, which resulted in the discontinuation of our research and development segment (as described in Note 10 to the accompanying consolidated financial statements), management has determined that we operate in one operating segment with one reporting segment. Accordingly, the operating results of our former research and development segment and the related assets and liabilities have been presented as discontinued operations in the accompanying consolidated financial statements for all periods presented. In addition, we had no foreign-based operations and no long-lived assets located in foreign countries as of and for the fiscal years ended April 30, 2019, 2018 and 2017.

Customers

Revenues have historically been derived from a small customer base. For the fiscal years ended April 30, 2019, 2018 and 2017, we derived approximately 64%, 86% and 98% of our revenues from the top three customers, respectively. While we have been able to expand and diversify our customer base since we became a dedicated CDMO in January 2018, we continue to be dependent on a limited number of customers for a substantial majority of our revenue. In addition, the duration of our fulfillment of customer contracts varies from a few months to more than 24 months due to the nature and size of each customer’s requirements. The loss of, or a significant reduction of business from, any of our primary customers could have a material adverse effect on our business, results of operations and financial condition. Refer to Note 2, “Summary of Significant Accounting Policies” to the accompanying consolidated financial statements for additional financial information regarding our customer concentration, including the name of significant customers, and geographic location of customers.

Backlog

Our backlog represents, as of a point in time, future contract manufacturing revenue from work not yet completed under signed contracts. As of April 30, 2019, our backlog was approximately $46 million as compared to approximately $48 million as of April 30, 2018. While we anticipate the majority of our backlog will be recognized during fiscal year 2020, our backlog is subject to a number of risks and uncertainties, including the risk that a customer timely cancels its commitments prior to our initiation of manufacturing services, in which case we may be required to refund some or all of the amounts paid to us in advance under those canceled commitments; the risk that a customer may experience delays in its program(s) or otherwise, which could result in the postponement of anticipated manufacturing services; and the risk that we may not successfully execute on all customer projects, any of which could have a negative impact on our liquidity, reported backlog and future revenue.

Competition

Our competition in the CDMO market includes a number of full-service contract manufacturers and large pharmaceutical companies offering third-party manufacturing services to fill their excess capacity. Also, large pharmaceutical companies have been seeking to divest portions of their manufacturing capacity, and any such divested businesses may compete with us in the future. Some of our competitors have substantially greater financial, marketing, technical or other resources than we do. Moreover, additional competition may emerge and may, among other things, result in a decrease in the fees paid for our services, which would affect our results of operations and financial condition.

Employees

As of April 30, 2019, we employed 211 full-time employees and 4 part-time employees. None of our employees are covered by a collective bargaining agreement. We have not experienced employment-related work stoppages and consider our employee relations to be good.

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

Available Information

This Annual Report, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and all amendments to those reports filed with or furnished to the SEC are available, free of charge, through the SEC’s website at www.sec.gov and our website at www.avidbio.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The information on, or that can be accessed through, our website is not part of this Annual Report.

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

We have expended substantial funds on our contract manufacturing business and, historically, on our research and development business, which we discontinued in fiscal year 2018. As a result, we have historically experienced losses and negative cash flows from operations since our inception and expect negative cash flows from operations to continue until we can generate sufficient revenue to generate positive cash flow from operations.

Our ability to fund our operations is dependent on the amount of cash on hand and our ability to generate positive cash flow to sustain our current operations. At April 30, 2019, we had $32.4 million in cash and cash equivalents. Although it is difficult to forecast all of our future liquidity requirements, we believe that our cash and cash equivalents on hand combined with our projected cash receipts from services generated under our customer contracts will be sufficient to fund our operations beyond one year after the date our financial statements are issued without securing any additional manufacturing services projects, capital equipment financing, or raising additional capital in the equity markets. In addition, in the event a customer timely cancels its commitments prior to our initiation of manufacturing services, we may be required to refund some or all of the advance payments made to us under those canceled commitments, which would have a negative impact on our liquidity, reported backlog and future revenue.

In the event we are unable to secure sufficient business to support our current operations, we may need to raise additional capital in the future. There can be no assurance that equity financing will be available on acceptable terms or at all. Our ability to raise additional capital in the equity markets to fund our future operations is dependent on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, our financial results and economic and market conditions. If we are unable to fund our continuing operations through these sources we may need to further restructure, or cease, our operations. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

Our operating results will be adversely affected if we are unable to maximize our facility capacity utilization.

Our operating results are significantly influenced by our capacity utilization and, as such, if we are unable to utilize our facilities to capacity, our margins could be adversely affected, and our results of operations and financial condition will continue to be adversely affected. We have experienced idle manufacturing capacity due primarily to declines in commitments from certain of our existing customers, and we may continue to experience such idle manufacturing capacity until we secure substantial additional revenues from existing and/or new customers.

We have a history of losses, anticipate future losses and may never achieve profitability.

We have incurred net losses in most fiscal years since we began operations in 1981, including net losses of $4.2 million and $21.8 million for the fiscal years ended April 30, 2019 and 2018, respectively. As of April 30, 2019, we had an accumulated deficit of $560.6 million. We expect negative cash flows from operations to continue until we can generate sufficient additional revenue from operations to achieve profitability and positive cash flows. If we fail to generate sufficient additional revenue, we may never achieve profitability.

Because a significant portion of our revenue comes from a limited number of customers, any decrease in sales to these customers could harm our business, results of operations and financial condition.

Revenue has historically been derived from a small customer base. For the fiscal years ended April 30, 2019, 2018 and 2017, we derived approximately 64%, 86% and 98% of our revenue from the top three customers, respectively. While we have been able to expand and diversify our customer base since we became a dedicated CDMO in January 2018, we continue to be dependent on a limited number of customers for a substantial majority of our revenue. The loss of, or a significant reduction of business from, any of our major customers could have a material adverse effect on our business, results of operations and financial condition.

Failure to comply with existing and future regulatory requirements could adversely affect our business, results of operations and financial condition.

Our industry is highly regulated. We are required to comply with the regulatory requirements of various local, state, provincial, national and international regulatory bodies having jurisdiction in the countries or localities in which we manufacture products or in which our customers’ products are distributed. In particular, we are subject to laws and regulations concerning development, testing, manufacturing processes, equipment and facilities, including compliance with CGMPs, import and export, and product registration and listing, among other things. As a result, most of our facilities are subject to regulation by the FDA, as well as regulatory bodies of other jurisdictions such as the EMA, ANVISA and/or Health Canada, depending on the countries in which our customers market and sell the products we manufacture on their behalf. As we expand our operations and geographic scope, we may be exposed to more complex and new regulatory and administrative requirements and legal risks, any of which may require expertise in which we have little or no experience. It is possible that compliance with new regulatory requirements could impose significant compliance costs on us. Such costs could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, if new legislation or regulations are enacted or existing legislation or regulations are amended or are interpreted or enforced differently, we may be required to obtain additional approvals or operate according to different manufacturing or operating standards. This may require a change in our development and manufacturing techniques or additional capital investments in our facilities. Any related costs may be significant. If we fail to comply with applicable regulatory requirements in the future, then we may be subject to warning letters and/or civil or criminal penalties and fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, restrictions on the import and export of our products, debarment, exclusion, disgorgement of profits, operating restrictions and criminal prosecution and the loss of contracts and resulting revenue losses. Inspections by regulatory authorities that identify any deficiencies could result in remedial actions, production stoppages or facility closure, which would disrupt the manufacturing process and supply of product to our customers. In addition, such failure to comply could expose us to contractual and product liability claims, including claims by customers for reimbursement for lost or damaged active pharmaceutical ingredients or recall or other corrective actions, the cost of which could be significant.

In addition, certain products we manufacture must undergo pre-clinical and clinical evaluations relating to product safety and efficacy before they are approved as commercial therapeutic products. The regulatory authorities having jurisdiction in the countries in which we or our customers intend to market their products may delay or put on hold clinical trials or delay approval of a product or determine that the product is not approvable. The FDA or other regulatory agencies can delay approval of a drug if our manufacturing facility, including any newly commissioned facility, is not able to demonstrate compliance with CGMPs, pass other aspects of pre-approval inspections or properly scale up to produce commercial supplies. The FDA and comparable government authorities having jurisdiction in the countries in which we or our customers intend to market their products have the authority to withdraw product approval or suspend manufacture if there are significant problems with raw materials or supplies, quality control and assurance or the product we manufacture is adulterated or misbranded. If our manufacturing facilities and services are not in compliance with FDA and comparable government authorities, we may be unable to obtain or maintain the necessary approvals to continue manufacturing products for our customers, which would materially adversely affect our results of operations and financial condition.

Our customer’s failure to receive or maintain regulatory approval for their product candidates could negatively impact our revenue and profitability.

Our contract manufacturing business materially depends upon the regulatory approval of the products we manufacture. As such, if our customers experience a delay in, or failure to receive, approval for any of their product candidates or fail to maintain regulatory approval of their products, our revenue and profitability could be adversely affected. Additionally, if the FDA or a comparable foreign regulatory authority does not approve of our facilities for the manufacture of a customer product or if it withdraws such approval in the future, our customers may choose to identify alternative manufacturing facilities and/or relationships, which could significantly impact our ability to expand our CDMO capacity and capabilities and achieve profitability.

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

The amount that our customers spend on the development and manufacture of their products or product candidates, particularly the amount our customers choose to spend on outsourcing these services to us, substantially impacts our revenue and profitability. The outcomes of our customers’ research, development and marketing also significantly influence the amount that our customers choose to spend on our services and offerings. Our customers determine the amounts that they will spend on our services based upon, among other things, the clinical and market success of their products, available resources, access to capital and their need to develop new products, which, in turn, depend upon a number of other factors, including their competitors’ research, development and product initiatives and the anticipated market for any new products, as well as clinical and reimbursement scenarios for specific products and therapeutic areas. Further, increasing consolidation in the pharmaceutical industry may impact such spending, particularly in the event that any of our customers choose to develop or acquire integrated manufacturing operations. Any reduction in customer spending on biologics development and related services as a result of these and other factors could have a material adverse effect on our business, results of operations and financial condition.

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

During fiscal year 2018 we completed our transition to a dedicated CDMO and, in connection with the transition we divested our research and development assets and reduced our overall workforce to reduce costs and better position us to achieve potential profitability. We intend to continue to grow our business operations as demand for our services increases and increase the number of our employees to accommodate such potential growth, which may cause us to experience periods of rapid growth and expansion. This potential future growth could create a strain on our organizational, administrative and operational infrastructure, including manufacturing operations, quality control, technical support and other administrative functions. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls.

As we expect our commercial operations and sales volume to grow, we will need to continue to increase our capacity for manufacturing, customer service, billing and general process improvements and expand our internal quality assurance program, among other things. We may also need to purchase additional equipment, some of which can take several months or more to procure, install and validate, and increase our manufacturing, maintenance, software and computing capacity to meet increased demand. We may not be able to successfully implement the increase in scale, expansion of personnel, purchase and validation of equipment or process enhancements, which could adversely affect our ability to increase revenues.

If we are unable to protect the confidentiality of our customers’ proprietary information, we may be subject to claims.

Many of the formulations used and processes developed by us in the manufacture of our customers’ products are subject to trade secret protection, patents or other intellectual property protections owned or licensed by such customer. While we make significant efforts to protect our customers’ proprietary and confidential information, including requiring our employees to enter into agreements protecting such information, if any of our employees breaches the non-disclosure provisions in such agreements, or if our customers make claims that their proprietary information has been disclosed, our reputation may suffer damage and we may become subject to legal proceedings that could require us to incur significant expense and divert our management’s time, attention and resources.

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

If we do not enhance our existing or introduce new service offerings in a timely manner, our offerings may become obsolete or uncompetitive over time, customers may not buy our offerings and our revenues and profitability may decline.

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

Our operations require various raw materials, including proprietary media, resins, buffers, and filters, in addition to numerous additional raw materials supplied primarily by third parties. We or our customers specify the raw materials and other items required to manufacture their product and, in some cases, specify the suppliers from whom we must purchase these raw materials. In certain instances, the raw materials and other items can only be supplied by a limited number of suppliers, and in some cases a single source, or in limited quantities. If third-party suppliers do not supply raw materials or other items on a timely basis, it may cause a manufacturing run to be delayed or canceled which would adversely impact our results of operations and financial condition. Additionally, we do not have long-term supply contracts with any of our single source suppliers. If we experience difficulties acquiring sufficient quantities of required materials or products from our existing suppliers, or if our suppliers are found to be non-compliant with the FDA’s quality system regulation, CGMPs or other applicable laws or regulations, we would be required to find alternative suppliers. If our primary suppliers become unable or unwilling to perform, any resulting delays or interruptions in the supply of raw materials required to support our manufacturing of CGMP pharmaceutical-grade products would ultimately delay our manufacture of products for our customers, which could materially and adversely affect our operating results and financial condition.

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

Our contract manufacturing operations involve, and our recently discontinued research and development activities involved, the controlled use of hazardous materials and chemicals. We are subject to federal, state and local laws and regulations in the U.S. governing the use, manufacture, storage, handling and disposal of hazardous materials and chemicals. Although we believe that our procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we may incur significant additional costs to comply with applicable laws in the future. Also, even if we are in compliance with applicable laws, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials or chemicals. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our contract manufacturing operations, which could materially harm our business, financial condition and results of operations.

Potential product liability claims, errors and omissions claims in connection with services we perform and potential liability under indemnification agreements between us and our officers and directors could adversely affect us.

We manufacture products intended for use in humans. These activities could expose us to risk of liability for personal injury or death to persons using such products. We seek to reduce our potential liability through measures such as contractual indemnification provisions with customers (the scope of which may vary by customer, and the performances of which are not secured) and insurance maintained by us and our customers. We could be materially adversely affected if we are required to pay damages or incur defense costs in connection with a claim that is outside the scope of the indemnification agreements, if the indemnity, although applicable, is not performed in accordance with its terms or if our liabilities exceed the amount of applicable insurance or indemnity. In addition, we could be held liable for errors and omissions in connection with the services we perform. We currently maintain product liability and errors and omissions insurance with respect to these risks. There can be no assurance, however, that our insurance coverage will be adequate or that insurance coverage will continue to be available on terms acceptable to us.

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

We maintain property insurance, employer’s liability insurance, product liability insurance, general liability insurance, business interruption insurance, and directors’ and officers’ liability insurance, among others. Although we maintain what we believe to be adequate insurance coverage, potential claims may exceed the amount of insurance coverage or may be excluded under the terms of the policy, which could cause an adverse effect on our business, financial condition and results from operations. Generally, we would be at risk for the loss of inventory that is not within customer specifications. These amounts could be significant. In addition, in the future we may not be able to obtain adequate insurance coverage or we may be required to pay higher premiums and accept higher deductibles in order to secure adequate insurance coverage.

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

As of April 30, 2019, we had federal and state NOL carry forwards of approximately $426 million and $274 million, respectively, expiring from 2020 to 2038. These NOL carry forwards could potentially be used to offset certain future federal and state income tax liabilities. However, utilization of NOL carry forwards may be subject to a substantial annual limitation pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions due to ownership changes that have occurred previously or that could occur in the future. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. A Section 382 analysis was completed as of the fiscal year ended April 30, 2018 and we subsequently reviewed such activity through April 30, 2019, which we determined that no such change in ownership has occurred. However, ownership changes occurring subsequent to April 30, 2019 may impact the utilization of our NOL carry forwards and other tax attributes. Any limitation may result in expiration of a portion of the carry forwards before utilization. If we were not able to utilize our carry forwards, we would be required to use our cash resources to pay taxes that would otherwise have been offset, thereby reducing our liquidity.

U.S. federal income tax reform could adversely affect us.

In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law, significantly reforming the Internal Revenue Code of 1986, as amended (the “Code”). The Tax Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, effectuates the migration from a “worldwide” system of taxation to a territorial system and modifies or repeals many business deductions and credits. While we have completed the accounting for the income tax effects of the Tax Act on our financial statements as of April 30, 2019, we continue to examine the impact the Tax Act may have on our business. As the overall impact of the Tax Act is evolving, we continue to evaluate the effect of the Tax Act on our business, including our projection of minimal cash taxes and our net operating losses, the impact of such tax reform could have a negative impact on our financial results and the market price of our common stock.

Business disruptions could seriously harm our future revenues and financial condition and increase our costs and expenses.

Our operations could be subject to earthquakes, power shortages and surges, telecommunications failures, water shortages, floods, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we have limited insurance or are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our manufacturing operations and financial condition and increase our costs and expenses. Our ability to obtain raw materials, components and supplies for the manufacture, as well as the services of outside testing laboratories, of our third party customers’ products, for which we act as a contract manufacturer, could be disrupted, if the operations of these suppliers and/or labs is affected by a man-made or natural disaster or other business interruption. Our corporate headquarters and manufacturing facilities are located in California near major earthquake faults. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake or other natural disaster.

We may face additional liabilities associated with our prior research and development activities.

In 2018, we sold the majority of our research and development assets, including our development-stage immunotherapy product, bavituximab (as described in Note 10 to the accompanying consolidated financial statements). As a result, we are no longer pursuing our prior research and development activities, including the clinical development associated therewith. We may still face unknown liabilities associated with these prior activities. For example, in the course of our prior development of our product candidate, bavituximab, we contracted with third parties to conduct a series of clinical trials and although we maintain product liability insurance for clinical studies in the amount of $10 million per occurrence or $10 million in the aggregate on a claims-made basis, as well as country-specific coverage where required for clinical sites located in foreign countries, our coverage may not be adequate in the event we face a product liability claim due to an adverse effect resulting from any of such trials. Any liabilities arising from our prior research and development activities that are not covered by our insurance coverage could negatively impact our financial position and results of operations.

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

Risks Related to the Ownership of Our Common Stock

A significant number of shares of our common stock are issuable pursuant to outstanding options, restricted stock units and convertible securities, and we may issue additional shares of common stock in the future. Sales or conversions of these shares will dilute the interests of other security holders and may depress the price of our common stock.

As of April 30, 2019, an aggregate of 7,264,713 shares of common stock were reserved for issuance under outstanding stock options and restricted stock units, or available for future issuance under our stock incentive plans. Additionally, as of April 30, 2019, there were 1,196,261 shares of common stock reserved for and available for issuance under our Employee Stock Purchase Plan (the “ESPP”) and up to 6,826,435 shares of common stock issuable upon conversion of our outstanding 10.50% Series E Convertible Preferred Stock (the “Series E Preferred Stock”). The issuance of additional shares of common stock upon the exercise, release or conversion, as applicable, of any of the foregoing securities, or the perception that such issuances may occur, would have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.

Our highly volatile stock price may adversely affect the liquidity of our common stock.

The market price of our common stock has generally been highly volatile and is likely to continue to be highly volatile. For instance, the market price of our common stock has ranged from $1.97 to $8.44 per share over the last three fiscal years ended April 30, 2019 (as adjusted to reflect the 1-for-7 reverse stock split of our issued and outstanding common stock that took effect on July 10, 2017).

In addition, the market price of our common stock may be significantly impacted by many factors, including, but not limited to:

•	our loss of a significant customer;
•	significant changes in our financial results or that of our competitors, including our ability to continue as a going concern;
•	our ability to meet our revenue guidance;
•	the offering and sale of shares of our common stock, either sold at market prices or at a discount under an equity transaction;
•	significant changes in our capital structure;
•	published reports by securities analysts;
•	announcements of partnering transactions, joint ventures, strategic alliances, and any other transaction that involves the development, sale or use of our technologies or competitive technologies;
•	regulatory developments, including possible delays in the regulatory approval of our customers’ products which we manufacture;
•	outcomes of significant litigation, disputes and other legal or regulatory proceedings;
•	general stock trends in the biotechnology and pharmaceutical industry sectors;
•	public concerns as to the safety and effectiveness of the products we manufacture;
•	economic trends and other external factors, including but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and
•	healthcare reimbursement reform and cost-containment measures implemented by government agencies.

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

Our corporate offices and manufacturing facilities are all located in close proximity in Tustin, California. We currently lease an aggregate of approximately 183,000 square feet of office, warehouse and manufacturing space in five buildings under four separate lease agreements.

We lease approximately 26,000 square feet for our corporate headquarters under a non-cancellable operating lease agreement that began April 2016 and terminates August 2023. The lease contains two separate option periods that could extend the lease term to August 2035.

We lease approximately 48,000 square feet of office, manufacturing and laboratory space under a non-cancellable operating lease agreement that began December 1998 and terminates December 2027. The lease contains two separate option periods that could extend the lease term to December 2037.

We lease approximately 84,000 square feet of manufacturing and laboratory space under a non-cancellable operating lease agreement that began July 2014 and terminates January 2027. The lease contains two separate option periods that could extend the lease term to January 2037.

We lease approximately 25,000 square feet of office and warehouse space under a non-cancellable operating lease agreement that began April 2016 and terminates August 2023. The lease contains two separate option periods that could extend the lease term to August 2035.

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

Holders of Common Stock

As of June 14, 2019, we had 327 stockholders of record of our common stock. This number does not include beneficial owners whose shares are held in street name.

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

The following chart shows the performance from April 30, 2014 through April 30, 2019 of Avid Bioservices, Inc. common stock, compared with an investment in the stocks represented in the NASDAQ ICB: 4577 Pharmaceuticals Index and the NASDAQ U.S. Benchmark TR Index assuming the investment of $100 at the beginning of the period and the reinvestment of dividends, if any. The total return data for the comparative indexes were prepared by NASDAQ OMX Global Indexes.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
VALUE OF INVESTMENT OF $100 ON APRIL 30, 2014

The underlying data for the foregoing graph is as follows:

	April 30, 2014	April 30, 2015	April 30, 2016	April 30, 2017	April 30, 2018	April 30, 2019
Avid Bioservices, Inc.	$100.00	$75.29	$20.35	$35.38	$30.13	$39.33
NASDAQ ICB: 4577 Pharmaceuticals (subsector)	$100.00	$117.61	$116.02	$125.41	$135.34	$154.48
NASDAQ U.S. Benchmark TR Index	$100.00	$112.61	$112.50	$133.63	$151.28	$170.47

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below as of April 30, 2019 and 2018, and for the fiscal years ended April 30, 2019, 2018 and 2017, are derived from our audited consolidated financial statements included elsewhere in this Annual Report. This information should be read in conjunction with those consolidated financial statements, the notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data set forth below as of April 30, 2017, 2016 and 2015, and for the fiscal years ended April 30, 2016 and 2015, are derived from our audited consolidated financial statements that are contained in Annual Reports previously filed with the SEC, not included herein.

	Fiscal Year Ended April 30,
Statement of Operations Data:	2019 (a)	2018	2017	2016	2015
	(in thousands, expect for share and per share amounts)

Revenues	$53,603	$53,621	$57,630	$44,357	$26,744
(Loss) income from continuing operations	$(5,056)	$(20,563)	$1,393	$3,597	$(6,799)
Income (loss) from discontinued operations, net of tax(b) (c)	$841	$(1,250)	$(29,552)	$(59,249)	$(43,559)
Net loss	$(4,215)	$(21,813)	$(28,159)	$(55,652)	$(50,358)
Net loss attributable to common stockholders (d)	$(8,901)	$(26,499)	$(32,799)	$(60,136)	$(54,054)
Basic and diluted net (loss) income per common share attributable to common stockholders:
Continuing operations	$(0.17)	$(0.53)	$(0.09)	$(0.03)	$(0.40)
Discontinued operations	$0.01	$(0.03)	$(0.79)	$(1.92)	$(1.67)
Net loss per share attributable to common stockholders	$(0.16)	$(0.56)	$(0.88)	$(1.95)	$(2.07)

	As of April 30,
Balance Sheet Data:	2019(a)	2018	2017	2016	2015
	(in thousands)
Cash and cash equivalents	$32,351	$42,265	$46,799	$61,412	$68,001
Working capital	$28,156	$29,964	$26,943	$24,234	$43,192
Total assets	$78,395	$95,760	$118,112	$109,043	$97,464
Capital lease, less current portion	$93	$–	$–	$–	$–
Accumulated deficit	$(560,605)	$(559,129)	$(537,435)	$(509,276)	$(453,624)
Stockholders' equity	$53,068	$55,738	$53,582	$50,074	$59,035

____________

(a)	On May 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective method to all contracts not completed as of May 1, 2018 (as described in Note 2 to the accompanying consolidated financial statements). Under the modified retrospective method, results for the reporting periods beginning on or after May 1, 2018 are presented in accordance with ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards that were in effect prior to May 1, 2018.
(b)	For all periods presented, the operating results of our former research and development segment are reported as income (loss) from discontinued operations, net of tax (as described in Note 1 to the accompanying consolidated financial statements).
(c)	Income (loss) from discontinued operations, net of tax for fiscal years 2019 and 2018 include a gain on sale of research and development assets before tax of $1,000 and $8,000, respectively (as described in Note 10 to the accompanying consolidated financial statements).
(d)	Net loss attributable to common stockholders represents our net loss plus Series E preferred stock accumulated dividends.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion is included to describe our financial position and results of operations for each of the three fiscal years in the period ended April 30, 2019. The audited consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Overview

We are a dedicated contract development and manufacturing organization (“CDMO”) that provides a comprehensive range of services from process development to Current Good Manufacturing Practices (“CGMP”) commercial manufacturing focused on biopharmaceutical products derived from mammalian cell culture. With over 25 years of experience producing monoclonal antibodies and recombinant proteins in batch, fed-batch and perfusion modes, our services include CGMP clinical and commercial product manufacturing, purification, bulk packaging, stability testing and regulatory submissions and support. We also provide a variety of process development services, including cell line development and optimization, cell culture and feed optimization, analytical methods development and product characterization.

Strategic Objectives

The following are our near-term strategic objectives:

•	Expand existing customer relationships and diversify our customer base by securing additional customers to support our future potential revenue growth beyond fiscal year 2019;
•	Continue to invest in manufacturing facilities and infrastructure to maximize our facility utilization and support our customers’ development and clinical and commercial manufacturing requirements; and
•	Broaden our sales force by hiring sales representatives to execute our business development initiatives in key markets.

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

Performance and Financial Measures

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

Revenues

Revenues are derived from contract manufacturing services provided under our customer contracts and are disaggregated into manufacturing and process development revenue streams. The manufacturing revenue stream represents revenue from the manufacturing of customer product(s) derived from mammalian cell culture covering clinical through commercial manufacturing runs. The process development revenue stream represents revenue from non-manufacturing related services associated with the custom development of a manufacturing process and analytical methods for a customer’s product.

Gross Profit

Gross profit is equal to revenues less cost of revenues. Cost of revenues reflects the direct cost of labor, overhead and material costs. Direct labor costs include personnel costs within the manufacturing, process development, quality assurance, quality control, validation, supply chain and facilities functions. Overhead costs include the rent, common area maintenance, utilities, property taxes, security, materials and supplies, software, small equipment and deprecation costs of all manufacturing and laboratory locations.

We regularly analyze the components of gross profit as well as gross profit as a percentage of revenues. Specifically we look at the gross profit margins of our manufacturing revenue and process development revenue, and the effects of idle capacity, if any, on these revenue streams.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses are composed of corporate-level expenses including personnel and support costs of corporate functions such as executive management, accounting, business development, legal, human resources, information technology, and other centralized services. SG&A expenses include corporate legal fees, audit and accounting fees, investor relation expenses, non-employee director fees, facility related expenses, and other expenses relating to our general management, administration, and business development activities. SG&A expenses are generally not directly proportional to revenues, but we expect such expenses to increase over time to support the needs of our growing company.

Results of Operations (in thousands)

The following table compares the operating results from our continuing operations for the fiscal years ended April 30, 2019, 2018 and 2017, which are further discussed below.

	Fiscal Year Ended April 30,
	2019 (1)	2018	2017

Revenues	$53,603	$53,621	$57,630
Cost of revenues	46,379	56,545	38,259
Gross profit (loss)	7,224	(2,924)	19,371

Operating expenses:
Selling, general and administrative	12,846	16,456	18,079
Restructuring charges	–	1,258	–
Total operating expenses	12,846	17,714	18,079
Operating income (loss)	(5,622)	(20,638)	1,292
Interest and other income, net	282	75	101
Income (loss) from continuing operations before income taxes	$(5,340)	$(20,563)	$1,393
Income tax benefit	284	–	–
Income (loss) from continuing operations	$(5,056)	$(20,563)	$1,393

_____________

(1) On May 1, 2018, we adopted ASU 2014-09, Revenue from Contracts (Topic 606): Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method applied to all contracts not completed as of May 1, 2018. Under the modified retrospective method, results for reporting periods beginning after May 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under the accounting standards in effect for the prior period. Refer to Note 2, Summary of Significant Accounting Policies—Accounting Standards Adopted in Fiscal Year 2019, in the accompanying Notes to Consolidated Financial Statements for details regarding the adoption of ASC 606.

Fiscal Year 2019 Compared to Fiscal Year 2018

Revenues

Revenues were $53,603 in fiscal 2019 and were flat compared to $53,621 in fiscal 2018. In late fiscal 2018 we secured several new customers who contributed significantly to revenue in fiscal 2019. Our incremental revenues recognized from a more diversified customer base were offset by a reduction in manufacturing demand from our, historically, two largest customers. The net change in revenue was attributed to the following components, represented as a percentage of revenue:

Attributable to	% of Revenue
Net increase in revenue from the adoption of ASC 606	24.7%
Net decrease in revenue from our, historically, two largest customers due to a reduction in manufacturing demand during fiscal 2019, excluding the impact of the adoption of ASC 606	(39.9%)
Net change in revenues from all other customers, excluding the impact of the adoption of ASC 606	15.2%
Total	0.0%

Gross Profit (Loss)

Gross profit was $7,224 in fiscal 2019 compared to a gross loss of $2,924 in fiscal 2018, an increase of $10,148 primarily due to the variability of manufacturing costs from product to product. Gross margins were a positive 13.5% and a negative 5.5%, respectively. Excluding the $3,500 favorable impact from the adoption of ASC 606, the increase in gross profit was attributable to decreased manufacturing labor and overhead costs and the variability of manufacturing costs from product to product.

Selling, General and Administrative Expenses

SG&A expenses were $12,846 in fiscal 2019 compared to $16,456 in fiscal 2018, a decrease of $3,610 or 22%. As a percentage of revenue, SG&A expenses for the fiscal years 2019 and 2018 were 24.0% and 30.7%, respectively. The net decrease in SG&A expenses were attributed to the following components:

Attributable to
Costs associated with the transition of our business to a dedicated CDMO:
Increase from settlement of a derivative and class action complaint resolved during the first quarter of fiscal 2018	$1,500
Decrease in payroll and related costs	(2,298)
Decrease in legal and other professional consulting fees	(1,298)
Write-off of a long-term equipment deposit	(1,023)
Decrease in administrative facility costs	(927)
Net change in all other non-recurring SG&A expenses	(397)
Subtotal of net change in SG&A expenses associated with business transition	$(4,443)

SG&A expenses:
Increase in bonus related to achievement level of corporate goals	$657
Increase in stock-based compensation	301
Net change in all other SG&A expenses	(125)
Subtotal of net change in SG&A expenses	$833
Total	$(3,610)

Restructuring Charges in Fiscal 2018

During fiscal year 2018, we incurred restructuring charges of $1,588 directly related to a restructuring plan we implemented in August 2017, pursuant to which we reduced our overall workforce by 57 employees in order to reduce operating costs and improve cost efficiencies while we pursued the license or sale of our research and development assets and focus our efforts on growing our CDMO business (as described in Note 9 to the accompanying consolidated financial statements). The costs incurred under this restructuring plan, which was completed in October 2017, consisted of one-time termination benefits, including severance, and other employee-related costs. Of the total restructuring charges incurred, $1,258 was related to our contract manufacturing services segment and $330 was related to our discontinued research and development segment. The restructuring costs associated with our discontinued research and development segment are included in loss from discontinued operations in the accompanying consolidated financial statements for the fiscal year ended April 30, 2018. We did not incur any restructuring charges during the fiscal years ended April 30, 2019 or 2017.

Operating Loss

Operating loss was $5,622, or a negative 10.5% of revenue, for fiscal 2019 compared to an operating loss of $20,638, or a negative 38.5% of revenue, in the prior fiscal year. Of the $15,016 improvement in year-over-year operating loss, $10,148 was attributable to a gross profit improvement, $3,610 to an SG&A decrease and no restructuring charges in fiscal 2019 compared to fiscal 2018 that resulted in a decrease of $1,258, as noted above.

Income Tax Benefit

In September 2018, we recognized a $1,000 gain in discontinued operations, before taxes, for the sale of our r84 technology (as described in Note 10 to the accompanying consolidated financial statements). In accordance with the “Intraperiod Tax Allocation” rules under ASC 740: Income Taxes, which requires the allocation of an entity’s total annual income tax provision among continuing operations and, in our case, discontinued operations for fiscal 2019, we recorded a tax benefit in continuing operations with an offsetting tax expense of $284 recorded in discontinued operations.

Fiscal Year 2018 Compared to Fiscal Year 2017

Revenues

Revenues were $53,621 in fiscal 2018 compared to $57,630 in fiscal 2017, a decrease of $4,009 or 7.0%. The decrease in revenues during fiscal 2018 was primarily due to fewer manufacturing runs completed and shipped compared to the prior year, which can primarily be attributed to a decrease in manufacturing demand from our, historically, two largest customers.

Gross Profit (Loss)

During fiscal 2018, gross margins declined to a negative 5.5% on a loss of $2,924 compared to gross margins of 33.6% for fiscal 2017 on a profit of $19,371. The decrease in gross margins was primarily driven by idle capacity costs incurred in fiscal 2018 compared to fiscal 2017, during which we incurred no idle capacity costs. The fiscal 2018 decline was further impacted by higher manufacturing costs associated with lower facility utilization in addition to the variability of manufacturing costs form product to product.

Selling, General and Administrative Expenses

The decrease in SG&A expenses of $1,623, or 9.0%, during fiscal 2018 compared to fiscal 2017 was primarily due to current period decreases in payroll and related costs and non-employee director fees. The decrease in payroll and related costs can primarily be attributed to a decrease in headcount and other personnel costs related to our efforts to align our cost structure to match the needs of our current CDMO operations combined with a decrease in stock-based compensation expense. The decrease in non-employee director fees is attributed to the settlement terms of a derivative and class action complaint approved by the Court of Chancery of the State of Delaware on July 27, 2017, pursuant to which our former non-employee directors agreed to pay or cause to be paid $1,500 to us, which non-recurring amount was applied against non-employee director fees during the fiscal quarter of fiscal 2018. These fiscal 2018 decreases in SG&A expenses were partially offset by non-recurring costs related to the write-off of a long-term equipment deposit, severance and other certain non-recurring costs associated with the transition of our business to a dedicated CDMO.

Operating Loss

Operating loss was $20,638, or a negative 38.5% of revenue, for fiscal 2018 compared to an operating income of $1,292, or a 2.2% of revenue, in fiscal 2017. The $21,930 decrease was attributable to a decline in gross profit of $22,295 and an SG&A decrease of $1,623, partially offset by restructuring charges of $1,258 in fiscal 2018, as noted above.

Discontinued Operations

As a result of the sale of our r84 and PS-targeting technologies in September 2018 and February 2018, respectively (as described in Note 10 to the accompanying consolidated financial statements), the abandonment of our remaining research and development assets, and the strategic shift in our corporate direction to focus solely on our CDMO business, the operating results of our former research and development segment have been excluded from continuing operations and reported as income (loss) from discontinued operations, net of tax, in the accompanying consolidated financial statements for all periods presented. The gains of $1,000 and $8,000, respectively, which were recorded in connection with the aforementioned sales of our r84 and PS-targeting technologies, which are included in income (loss) from discontinued operations, net of tax, in the accompanying Consolidated Statements of Operations and Comprehensive Loss for the fiscal years ended April 30, 2019 and 2018, respectively.

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

Revenue Recognition

On May 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (codified as “ASC 606”), using the modified retrospective method applied to all contracts not completed as of May 1, 2018. Under the modified retrospective method, results for reporting periods beginning after May 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under the accounting standards in effect for those periods.

The cumulative effect of adopting ASC 606 resulted in a one-time adjustment of $2,739 to the opening balance of accumulated deficit which is reflected in the accompanying Consolidated Statements of Stockholders’ Equity for the fiscal year ended April 30, 2019. The cumulative effect adjustment relates to the recognition of revenue and related costs for customer contracts that transfer goods or services over time. Under ASC 606, the timing of the recognition of revenue and the related cost of revenue associated with goods or services provided to customers with no alternative use are recognized over time utilizing an input method that compares the cost of cumulative work-in-process to date to the most current estimates for the entire cost of the performance obligation. Under these customer contracts the customer retains control of the product as it is being created or enhanced by our services and/or we are entitled to compensation for progress to date that includes an element of profit margin.

Our revenues derived from contract manufacturing services provided under our customer contracts are disaggregated into the following revenue streams.

Manufacturing revenue

The manufacturing revenue stream generally represents revenue from the manufacturing of customer product(s) derived from mammalian cell culture covering clinical through commercial manufacturing runs. Under a manufacturing contract, a quantity of manufacturing runs are ordered and the product is manufactured according to the customer’s specifications and typically only one performance obligation is included. Each manufacturing run represents a distinct service that is sold separately and has stand-alone value to the customer. The product(s) are manufactured exclusively for a specific customer and have no alternative use. The customer retains control of their product during the entire manufacturing process and can make changes to the process or specifications at their request. Under these agreements, we are entitled to consideration for progress to date that includes an element of profit margin. Revenue associated with this stream is recognized over time utilizing an input method that compares the cost of cumulative work-in-process to date to the most current estimates for the entire cost of the performance obligation.

Process development revenue

The process development revenue stream generally represents revenue from non-manufacturing related services associated with the custom development of a manufacturing process and analytical methods for a customer’s product. Under a process development contract, the customer owns the product details and process, which has no alternative use. These process development projects are customized to each customer to meet their specifications and typically only one performance obligation is included. Each process represents a distinct service that is sold separately and has stand-alone value to the customer. The customer also retains control of their product as the product is being created or enhanced by our services and can make changes to their process or specifications upon request. Revenue associated with this stream is recognized over time utilizing an input method that compares the cost of cumulative work-in-process to date to the most current estimates for the entire cost of the performance obligation.

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

Costs incurred to obtain a contract are not material. These costs are generally employee sales commissions, which are expensed when incurred and included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

Prior to the adoption of ASC 606, revenue was generally recognized when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured.

Stock-based Compensation

We account for stock options, restricted stock units and other stock-based awards granted under our equity compensation plans in accordance with the authoritative guidance for stock-based compensation. The estimated fair value of stock options granted to employees in exchange for services is measured at the grant date, using a fair value based method, such as a Black-Scholes option valuation model, and is recognized as expense on a straight-line basis over the requisite service periods. The fair value of restricted stock units is measured at the grant date based on the closing market price of our common stock on the date of grant, and is recognized as expense on a straight-line basis over the period of vesting. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur. As of April 30, 2019, there were no outstanding stock-based awards with market or performance conditions.

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

If factors change and we employ different assumptions in the determination of fair value in future periods, the stock-based compensation expense that we record may differ significantly from what we have recorded in the current period. There are a number of factors that affect the amount of stock-based compensation expense, including the number of employee options granted during subsequent fiscal years, the price of our common stock on the date of grant, the volatility of our stock price, the estimate of the expected life of options granted and the risk-free interest rates.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At April 30, 2019, we had $32,351 in cash and cash equivalents. Our ability to fund our operations is dependent on the amount of cash on hand and our ability to generate positive cash flow to sustain our current operations. We have expended substantial funds on our contract manufacturing business and, historically, on our research and development business, which we discontinued in fiscal year 2018. As a result, we have historically experienced losses and negative cash flows from operations since our inception and we expect negative cash flows from operations to continue until we can generate sufficient revenue to generate positive cash flow from operations. We plan to fund our operations using our existing cash and cash equivalents and cash generated from services provided under our customer contracts. In the event we are unable to secure sufficient additional manufacturing services projects to support our current operations, we may need to raise additional capital in the equity markets in order to fund our future operations. There can be no assurance that equity financing will be available on acceptable terms or at all. Our ability to raise additional capital in the equity markets is dependent on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, our financial results and economic and market conditions. If we are unable to fund our continuing operations through these sources, we may need to further restructure, or cease, our operations. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us. Any of these actions could materially harm our business, results of operations, and future prospects. Further, we performed an analysis and concluded that based on our cash and cash equivalents as of April 30, 2019 in conjunction with cash generated from services provided under our customer contracts will provide us with adequate cash on hand to support our operations for at least one year from the issuance date of this Annual Report.

Cash Flow Analysis

Significant components of the changes in cash flows from operating, investing and financing activities for the fiscal years ended April 30, 2019, 2018 and 2017 are as follows:

	Fiscal Year Ended April 30,
	2019	2018	2017
Net cash used in operating activities	$(11,595)	$(25,992)	$(39,169)
Net cash provided by (used in) investing activities	4,544	(793)	(3,059)
Net cash (used in) provided by financing activities	(2,863)	22,251	28,165

Cash Used In Operating Activities

Net cash used in operating activities represents our net loss, as reported, adjustments to reconcile net loss to net cash used in operating activities and net changes in the timing of cash flows as reflected by the changes in operating assets and liabilities.

Net cash used in operating activities in fiscal 2019 was primarily attributable to a net loss of $4,215; a $1,000 gain on the sale of certain research and development assets, offset by noncash charges for depreciation and amortization and stock-based compensation for an aggregate adjustment of $3,468; combined with a net change in operating assets and liabilities of $10,848. The net change in operating assets and liabilities was primarily due to the timing of cash receipts and expenditures associated with accounts receivable, inventories, accounts payable, contract liabilities and accrued liabilities of discontinued operations.

Net cash used in operating activities in fiscal 2018 was primarily attributable to a net loss of $21,813, combined with an aggregate adjustment of $2,208 to reconcile net loss to net cash used in operating activities, including an $8,000 gain on the sale of certain research and development assets, offset by noncash charges for depreciation and amortization and stock-based compensation, and a net change in operating assets and liabilities of $1,971. The net change in operating assets and liabilities was primarily due to the timing of cash receipts and expenditures associated with accounts receivable, inventories, accrued payroll and related costs, contract liabilities and the assets and accrued liabilities of discontinued operations.

Net cash used in operating activities in fiscal 2017 was primarily attributable to a net loss of $28,159, offset by an aggregate adjustment of $5,827 to reconcile net loss to net cash used in operating activities, including noncash charges for depreciation and amortization and stock-based compensation, combined with a net change in operating assets and liabilities of $16,837. The net change in operating assets and liabilities was primarily due to the timing of cash receipts and expenditures associated with accounts receivable, inventories, accounts payable, contract liabilities and the liabilities of discontinued operations.

Cash Provided By (Used In) Investing Activities

Investing activities consist of capital expenditures for our manufacturing and development operations and includes proceeds from the sale of certain research and development assets associated with our discontinued research and development segment.

Net cash provided by investing activities during fiscal 2019 consisted of property and equipment acquisitions of $1,502 related to our manufacturing operations, offset by proceeds of $6,000 related to the sale of certain research and development assets associated with our discontinued research and development segment and $46 in proceeds from the sale of certain property and equipment.

Net cash used in investing activities during fiscal 2018 consisted of property and equipment acquisitions of $3,793 related to our manufacturing operations, offset by proceeds of $3,000 related to the sale of certain research and development assets associated with our discontinued research and development segment.

Net cash used in investing activities during fiscal 2017 consisted of property and equipment acquisitions of $3,627 related to our manufacturing operations combined with a decrease in other assets of $568 primarily related to a tenant improvement allowance provided to us under a facility operating lease.

Cash (Used In) Provided By Financing Activities

Financing activities consist of proceeds from issuance of common and preferred stock, the exercise of stock options, proceeds from the issuance of common stock under our employee stock purchase plan, cash dividends paid on preferred stock, and payments on capital leases.

Net cash used in financing activities was $2,863 in fiscal 2019. This included $4,325 in dividends paid on preferred stock, partially offset by $1,278 of proceeds from the exercise of stock options and $258 of proceeds from the issuance of common stock under our employee stock purchase plan.

Net cash provided by financing activities was $22,251 in fiscal 2018. This included $21,494 in net proceeds in connection with an underwritten public offering of our common stock at a public offering price of $2.25 per share, $4,193 in net proceeds from the sale of shares of our common stock under an At Market Issuance Sales Agreement, partially offset by $4,325 in dividends paid on preferred stock.

Net cash provided by financing activities was $28,165 in fiscal 2017. This included $17,759 in net proceeds from the sale of shares of our common stock under an At Market Issuance Sales Agreement, $12,691 in net proceeds from the sale of shares of our common stock under an Equity Distribution Agreement, $1,576 in net proceeds from the sale of shares of our Series E Preferred Stock under a separate At Market Issuance Sales Agreement, partially offset by $4,279 in dividends paid on preferred stock.

Capital Expenditures

Our capital expenditures were $1,502 during fiscal 2019. We anticipate utilizing up to approximately $5,000 for capital expenditures in fiscal 2020, which includes laboratory and manufacturing equipment; software and enhancements; and for enhancing our current laboratory and manufacturing facilities.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contractual liabilities already recorded on our consolidated balance sheet as current liabilities and contingent liabilities for which we cannot reasonably predict future payments.

The following chart represents our contractual obligations as of April 30, 2019, aggregated by type:

	Payments Due by Period
	Total	< 1 year	1-3 years	4-5 years	After 5 years

Operating leases (1)	$23,473	$3,032	$6,309	$6,070	$8,062
Capital lease	193	$90	$103	–	–
Purchase obligations (2)	1,731	1,731	–	–	–
Total contractual obligations	$25,397	$4,853	$6,412	$6,070	$8,062

______________

(1)	Represents future minimum lease payments under our facility operating lease agreements as further described in Note 3 to the accompanying consolidated financial statements.
(2)	Represents non-cancellable purchase orders for certain consumables associated with our single-use bioreactors in our Myford Facility.

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

Our cash and cash equivalents are primarily invested in money market funds with one major commercial bank with the primary objective to preserve our principal balance. Our deposits held with this bank exceed the amount of government insurance limits provided on our deposits and, therefore, we are exposed to credit risk in the event of default by the major commercial bank holding our cash balances. However, these deposits may be redeemed upon demand and, therefore, bear minimal risk. In addition, while changes in U.S. interest rates would affect the interest earned on our cash balances at April 30, 2019, such changes would not have a material adverse effect on our financial position or results of operations based on historical movements in interest rates.

Item 8.	Financial Statements And Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Avid Bioservices, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Avid Bioservices, Inc. (the Company) as of April 30, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 27, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for recognizing revenue as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASUs 2015-14, 2016-08, 2016-10 and 2016-12 effective May 1, 2018.

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

Irvine, California

June 27, 2019

AVID BIOSERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	April 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$32,351	$42,265
Accounts receivable	7,374	3,754
Contract assets	4,327	–
Inventories	6,557	16,129
Prepaid expenses	709	679
Assets of discontinued operations	–	5,000

Total current assets	51,318	67,827

Property and equipment, net	25,625	26,479
Restricted cash	1,150	1,150
Other assets	302	304

Total assets	$78,395	$95,760

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,352	$1,909
Accrued payroll and related costs	3,540	2,564
Contract liabilities	14,651	27,935
Other current liabilities	619	905
Liabilities of discontinued operations	–	4,550

Total current liabilities	23,162	37,863

Deferred rent, less current portion	2,072	2,159
Capital lease, less current portion	93	–

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,647,760 shares issued and outstanding at respective dates	2	2
Common stock, $0.001 par value; 150,000,000 shares authorized; 56,135,697 and 55,689,222 shares issued and outstanding at respective dates	56	55
Additional paid-in-capital	613,615	614,810
Accumulated deficit	(560,605)	(559,129)

Total stockholders' equity	53,068	55,738

Total liabilities and stockholders' equity	$78,395	$95,760

See accompanying notes to consolidated financial statements.

AVID BIOSERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share information)

	Year Ended April 30,
	2019	2018	2017

Revenues	$53,603	$53,621	$57,630
Cost of revenues	46,379	56,545	38,259
Gross profit (loss)	7,224	(2,924)	19,371

Operating expenses:
Selling, general and administrative	12,846	16,456	18,079
Restructuring charges	–	1,258	–

Total operating expenses	12,846	17,714	18,079

Operating (loss) income	(5,622)	(20,638)	1,292
Interest and other income, net	282	75	101

(Loss) income from continuing operations before income taxes	$(5,340)	$(20,563)	$1,393
Income tax benefit	284	–	–
(Loss) income from continuing operations	(5,056)	(20,563)	1,393
Income (loss) from discontinued operations, net of tax	841	(1,250)	(29,552)
Net loss	$(4,215)	$(21,813)	$(28,159)

Comprehensive loss	$(4,215)	$(21,813)	$(28,159)

Series E preferred stock accumulated dividends	(4,686)	(4,686)	(4,640)

Net loss attributable to common stockholders	$(8,901)	$(26,499)	$(32,799)

Basic and diluted net (loss) income per common share attributable to common stockholders:
Continuing operations	$(0.17)	$(0.53)	$(0.09)
Discontinued operations	$0.01	$(0.03)	$(0.79)
Net loss per share attributable to common stockholders	$(0.16)	$(0.56)	$(0.88)

Weighted average basic and diluted shares outstanding	55,981,060	47,063,020	37,109,493

See accompanying notes to consolidated financial statements.

AVID BIOSERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share information)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCES, April 30, 2016	1,577,440	$2	33,847,213	$34	$559,314	$(509,276)	$50,074
Series E preferred stock issued, net of issuance costs of $58	70,320	–	–	–	1,576	–	1,576
Series E preferred stock dividends paid	–	–	–	–	(4,279)	–	(4,279)
Common stock issued, net of issuance costs of $487	–	–	6,137,403	6	17,753	–	17,759
Common stock issued, net of issuance costs of $340	–	–	3,750,323	4	12,687	–	12,691
Common stock issued under Employee Stock Purchase Plan	–	–	270,075	–	526	–	526
Exercise of stock options	–	–	9,026	–	31	–	31
Stock-based compensation expense	–	–	–	–	3,363	–	3,363
Net loss	–	–	–	–	–	(28,159)	(28,159)
BALANCES, April 30, 2017	1,647,760	2	44,014,040	44	590,971	(537,435)	53,582
Series E preferred stock dividends paid	–	–	–	–	(4,325)	–	(4,325)
Cumulative-effect adjustment to accumulated deficit pursuant to adoption of ASU 2016-09	–	–	–	–	(119)	119	–
Common stock issued, net of issuance costs of $111	–	–	1,051,259	1	4,192	–	4,193
Common stock issued, net of issuance costs of $1,669	–	–	10,294,445	10	21,484	–	21,494
Common stock issued under Employee Stock Purchase Plan	–	–	88,327	–	317	–	317
Exercise of stock options	–	–	222,255	–	752	–	752
Fractional shares issued pursuant to reverse stock split	–	–	18,896	–	–		–
Stock-based compensation expense	–	–	–	–	1,538	–	1,538
Net loss	–	–	–	–	–	(21,813)	(21,813)
BALANCES, April 30, 2018	1,647,760	2	55,689,222	55	614,810	(559,129)	55,738
Series E preferred stock dividends paid	–	–	–	–	(4,325)	–	(4,325)
Cumulative-effect adjustment to accumulated deficit pursuant to adoption of ASC 606 (Note 2)	–	–	–	–	–	2,739	2,739
Common stock issued under Employee Stock Purchase Plan	–	–	75,148	–	258	–	258
Exercise of stock options	–	–	371,327	1	1,277	–	1,278
Stock-based compensation expense	–	–	–	–	1,595	–	1,595
Net loss	–	–	–	–	–	(4,215)	(4,215)
BALANCES, April 30, 2019	1,647,760	$2	56,135,697	$56	$613,615	$(560,605)	$53,068

See accompanying notes to consolidated financial statements.

AVID BIOSERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended April 30,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,215)	$(21,813)	$(28,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,746	2,562	2,463
Stock-based compensation	1,595	1,538	3,363
Loss on disposal of assets	127	1,692	1
Gain on sale of research and development assets	(1,000)	(8,000)	–
Changes in operating assets and liabilities:
Accounts receivable	(3,620)	3,988	(4,883)
Contract assets	(1,439)	–	–
Inventories	1,701	16,970	(16,913)
Prepaid expenses and other assets	(28)	153	434
Accounts payable	2,125	(1,271)	(3,804)
Accrued payroll and related costs	976	(2,491)	372
Contract liabilities	(5,371)	(17,582)	11,275
Other accrued expenses and other liabilities	(642)	1,009	(407)
Assets and liabilities of discontinued operations	(4,550)	(2,747)	(2,911)
Net cash used in operating activities	(11,595)	(25,992)	(39,169)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,502)	(3,793)	(3,627)
Decrease in other assets	–	–	568
Proceeds from sale of property and equipment	46	–	–
Proceeds from sale of research and development assets	6,000	3,000	–
Net cash provided by (used in) investing activities	4,544	(793)	(3,059)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	–	25,687	30,450
Proceeds from issuance of preferred stock, net of issuance costs	–	–	1,576
Proceeds from issuance of common stock under employee stock purchase plan	258	317	526
Proceeds from exercise of stock options	1,278	752	31
Dividends paid on preferred stock	(4,325)	(4,325)	(4,279)
Principal payments on capital lease	(74)	(180)	(139)
Net cash (used in) provided by financing activities	(2,863)	22,251	28,165

Change in cash, cash equivalents and restricted cash	$(9,914)	$(4,534)	$(14,063)
Cash, cash equivalents and restricted cash, beginning of period	43,415	47,949	62,012
Cash, cash equivalents and restricted cash, end of period	$33,501	$43,415	$47,949

Cash and cash equivalents, end of period	32,351	42,265	46,799
Restricted cash, end of period	1,150	1,150	1,150
Cash, cash equivalents and restricted cash, end of period	$33,501	$43,415	$47,949

Supplemental disclosures of cash flow information
Interest paid	$11	$4	$6

Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$318	$180	$658
Property and equipment acquired under capital lease	$245	$–	$319
Receivable related to the sale of research and development assets	$–	$5,000	$–

See accompanying notes to consolidated financial statements.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share information)

Note 1 – Description of Company and Basis of Presentation

We are a contract development and manufacturing organization (“CDMO”) that provides a comprehensive range of services from process development to Current Good Manufacturing Practices (“CGMP”) commercial manufacturing focused on biopharmaceutical products derived from mammalian cell culture for biotechnology and pharmaceutical companies.

Effective January 5, 2018, we changed our name to Avid Bioservices, Inc. from Peregrine Pharmaceuticals, Inc. in connection with our transition to a dedicated CDMO and the discontinuation of our research and development activities. Except where specifically noted or the context otherwise requires, references to “Avid,” “the Company,” “we,” “us,” and “our,” in this Annual Report refer to Avid Bioservices, Inc. and its subsidiaries.

Basis of Presentation and Preparation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of Avid Bioservices, Inc. and its subsidiaries. All intercompany accounts and transactions among the consolidated entities have been eliminated in the consolidated financial statements. The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.

The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At April 30, 2019, we had $32,351 in cash and cash equivalents. Our ability to fund our operations is dependent on the amount of cash on hand and our ability to generate positive cash flow to sustain our current operations. We have expended substantial funds on our contract manufacturing business and, historically, on our legacy research and development of pharmaceutical product candidates. As a result, we have historically experienced losses and negative cash flows from operations since our inception and expect negative cash flows from operations to continue until we can generate sufficient revenue to generate positive cash flow from operations. We plan to fund our operations using our existing cash and cash equivalents and cash generated from services provided under our customer contracts. In the event we are unable to secure sufficient business to support our current operations, we may need to raise additional capital in the future. There can be no assurance that equity financing will be available on acceptable terms or at all. Our ability to raise additional capital in the equity markets to fund our future operations is dependent on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, our financial results and economic and market conditions. If we are unable to fund our continuing operations through these sources we may need to further restructure, or cease, our operations. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us. Any of these actions could materially harm our business, results of operations, and future prospects. Further, we performed an analysis and concluded that based on our cash and cash equivalents as of April 30, 2019 in conjunction with cash generated from services provided under our customer contracts will provide us with adequate cash on hand to support our operations for at least one year from the date that our consolidated financial statements are issued.

Certain prior year amounts related to deferred revenue and customer deposits have been reclassified to contract liabilities to conform to the current period’s presentation. This reclassification had no effect on previously reported net loss.

Discontinued Operations

For all periods presented, the operating results of our former research and development segment have been excluded from continuing operations and reported as income (loss) from discontinued operations, net of tax, in the accompanying consolidated financial statements. In addition, the assets and liabilities related to our discontinued research and development segment are reported as assets and liabilities of discontinued operations in the accompanying Consolidated Balance Sheet at April 30, 2018. For additional information on the discontinuation of our research and development segment, refer to Note 10, “Sale of Research and Development Assets”.

Segment Reporting

Our business had historically been organized into two reportable operating segments: (i) contract manufacturing services and (ii) research and development. However, as a result of the aforementioned discontinuation of our research and development segment, management has determined that the Company operates in only one operating segment. Accordingly, we reported our financial results for one reportable segment.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share information)

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

We consider all short-term investments readily convertible to cash, without notice or penalty, with an initial maturity of 90 days or less to be cash equivalents.

Restricted Cash

Under the terms of three separate operating leases related to our facilities, we are required to maintain, as collateral, letters of credit during the terms of such leases (Note 3). At April 30, 2019 and 2018, restricted cash of $1,150 was pledged as collateral under these letters of credit.

Revenue Recognition

We derive revenue from contract manufacturing services provided under our customer contracts, which we have disaggregated into the following revenue streams:

Manufacturing revenue

The manufacturing revenue stream generally represents revenue from the manufacturing of customer product(s) derived from mammalian cell culture covering clinical through commercial manufacturing runs. Under a manufacturing contract, a quantity of manufacturing runs are ordered and the product is manufactured according to the customer’s specifications and typically only one performance obligation is included. Each manufacturing run represents a distinct service that is sold separately and has stand-alone value to the customer. The product(s) are manufactured exclusively for a specific customer and have no alternative use. The customer retains control of their product during the entire manufacturing process and can make changes to the process or specifications at their request. Under these agreements, we are entitled to consideration for progress to date that includes an element of profit margin. Revenue associated with this stream is recognized over time utilizing an input method that compares the cost of cumulative work-in-process to date to the most current estimates for the entire cost of the performance obligation.

Process development revenue

The process development revenue stream generally represents revenue from non-manufacturing related services associated with the custom development of a manufacturing process and analytical methods for a customer’s product. Under a process development contract, the customer owns the product details and process, which has no alternative use. These process development projects are customized to each customer to meet their specifications and typically only one performance obligation is included. Each process represents a distinct service that is sold separately and has stand-alone value to the customer. The customer also retains control of their product as the product is being created or enhanced by our services and can make changes to their process or specifications upon request. Revenue associated with this stream is recognized over time utilizing an input method that compares the cost of cumulative work-in-process to date to the most current estimates for the entire cost of the performance obligation.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share information)

The following table disaggregates our revenue for the fiscal years ended April 30, 2019, 2018 and 2017 by revenue stream.

	Fiscal Year Ended April 30,
	2019	2018	2017
Manufacturing revenue	$43,432	$47,437	$52,215
Process development revenue	10,171	6,184	5,415
Total Revenues	$53,603	$53,621	$57,630

Revenues for the fiscal years ended April 30, 2018 and 2017 have not been adjusted in accordance with our modified retrospective adoption of Accounting Standards Concepts (“ASC”) 606 Revenue from Contracts with Customers (“ASC 606”) as of May 1, 2018, and continues to be reported under the accounting standards that were in effect prior to our adoption of ASC 606 as further discussed below under the section, “Accounting Standards Adopted in Fiscal Year 2019”.

The timing of revenue recognition, billings and cash collections results in billed trade receivables, contract assets (unbilled receivables), and contract liabilities (customer deposits and deferred revenue). Contract assets are recorded when our right to consideration is conditioned on something other than the passage of time. Contract assets are reclassified to trade receivables on the balance sheet when our rights become unconditional. Contract liabilities represent customer deposits and deferred revenue billed and/or received in advance of our fulfillment of performance obligations. Contract liabilities convert to revenue as we perform our obligations under the contract.

Payment terms can vary by the type of contract manufacturing services offered, however, the term between invoicing and when payment is due is not significant. For certain services, payment prior to satisfaction of a performance obligation can be required, and results in recording a contract liability.

During the fiscal year ended April 30, 2019, we recognized revenue of $14,312 for which the contract liability was recorded in the prior year.

We apply the practical expedient available under ASC 606 that permits us not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. In addition, we currently do not have any unsatisfied performance obligations for contracts greater than one year.

Costs incurred to obtain a contract are not material. These costs are generally employee sales commissions, which are expensed when incurred and included in selling, general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.

Accounts Receivable

Accounts receivable generally represent trade amounts billed for contract manufacturing services and are recorded at the invoiced amount net of an allowance for doubtful accounts, if necessary. Accounts receivable consisted of the following:

	April 30,
	2019	2018
Trade receivables	$7,374	$3,539
Other receivables	–	215
Total Accounts receivable	$7,374	$3,754

We continually monitor our allowance for doubtful accounts for all receivables. We apply judgment in assessing the ultimate realization of our receivables and we estimate an allowance for doubtful accounts based on various factors, such as the aging of accounts receivable balances, historical experience, and the financial condition of our customers. Based on our analysis of our receivables as of April 30, 2019 and 2018, we determined no allowance for doubtful accounts was necessary.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share information)

Concentrations of Credit Risk and Customer Base

Financial instruments that potentially subject us to a significant concentration of credit risk consist of cash and cash equivalents, restricted cash, trade receivables and contract assets. We maintain our cash and restricted cash balances primarily with one major commercial bank and our deposits held with the bank exceed the amount of government insurance limits provided on our deposits. We are exposed to credit risk in the event of default by the major commercial bank holding our cash and restricted cash balances to the extent of the cash and restricted cash amounts recorded on the accompanying consolidated balance sheet.

Our trade receivables from amounts billed for contract manufacturing services have historically been derived from a small customer base. Most contracts require up-front payments and installment payments during the service period. We perform periodic evaluations of the financial condition of our customers and generally do not require collateral, but we can terminate any contract if a material default occurs. At April 30, 2019 and 2018, approximately 95% and 93%, respectively, of our trade receivables were due from six customers. Our contract assets are reclassified to trade receivables when our rights to consideration become unconditional. At April 30, 2019 approximately 87% of our contract assets were attributable to eight customers.

Our revenues have historically been derived from a small customer base. Historically, these customers have not entered into long-term contracts because their need for drug supply depends on a variety of factors, including a product’s stage of development, the timing of regulatory filings and approvals, the product needs of their collaborators, if applicable, their financial resources and the market demand with respect to a commercial product.

The percentages below represent revenues derived from each customer as a percentage of total revenues during the fiscal years ended April 30, 2019, 2018 and 2017:

Customer	Geographic Location	2019	2018	2017
Halozyme Therapeutics, Inc.	U.S.	30%	55%	58%
ADC Therapeutics America Inc.	U.S.	21	9	–
Coherus BioSciences, Inc.	U.S.	13	22	26
Other customers	U.S./non-U.S.	36	14	16
Total		100%	100%	100%

We attribute revenue to the individual countries where the customer is headquartered. Revenues derived from U.S. based customers were 95%, 99% and 100% for the fiscal years ended April 30, 2019, 2018 and 2017, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value, determined by the first-in, first-out method. Subsequent to the adoption of ASC 606 (Note 2), manufacturing costs associated with work-in-process inventory (comprised of raw materials, direct labor and overhead costs associated with in-process manufacturing services) are recorded to cost of revenues in the accompanying consolidated financial statements as incurred. Overhead costs allocated to work-in-process inventory are based on the normal capacity of our production facilities and do not include costs from under absorption of overhead costs or idle capacity, which are expensed directly to cost of revenues in the period incurred. Inventories consist of the following:

	April 30,
	2019	2018
Raw materials	$6,557	$8,165
Work-in-process	–	7,964
Total Inventories	$6,557	$16,129

We periodically review raw materials inventory for potential impairment and adjust inventory to its net realizable value based on the estimate of future use and reduce the carrying value of inventory as determined necessary.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share information)

Property and Equipment

Property and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related asset, generally ranging from three to ten years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Construction-in-progress, which represents direct costs related to the construction of various equipment and leasehold improvements primarily associated with our manufacturing facilities, are not depreciated until the asset is completed and placed into service. No interest was incurred or capitalized as construction-in-progress as of April 30, 2019 and 2018. All of our property and equipment are located in the U.S. Property and equipment consist of the following:

	April 30,
	2019	2018
Leasehold improvements	$20,574	$20,686
Laboratory and manufacturing equipment	12,858	10,258
Computer equipment and software	4,644	4,087
Furniture, fixtures and office equipment	528	510
Construction-in-progress	1,590	3,310
Total Property and equipment, gross	40,194	38,851
Less: Accumulated depreciation and amortization	(14,569)	(12,372)
Total Property and equipment, net	$25,625	$26,479

Depreciation and amortization expense for the years ended April 30, 2019, 2018 and 2017 was $2,746, $2,562 and $2,463, respectively.

Impairment

Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. Long-lived assets are reported at the lower of carrying amount or fair value less cost to sell. For the fiscal years ended April 30, 2019 and 2018, there were no indicators of impairment of the value of our long-lived assets.

Fair Value of Financial Instruments

The carrying amounts in the accompanying Consolidated Balance Sheets for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short-term maturities.

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

As of April 30, 2019 and 2018, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash equivalents, which are primarily invested in money market funds with one major commercial bank, are carried at fair value based on quoted market prices for identical securities (Level 1 input). In addition, there were no transfers between any Levels of the fair value hierarchy during the fiscal years ended April 30, 2019 and 2018.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share information)

Deferred Rent

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

Restructuring Charges

Restructuring charges consist of one-time termination benefits, including severance and other employee-related costs related to a workforce reduction pursuant to a restructuring plan we implemented and completed during the fiscal year ended April 30, 2018 (Note 9). One-time termination benefits were expensed at the date we notified the employee, unless the employee was required to provide future service, in which case the benefits were expensed ratably over the future service period.

Stock-Based Compensation

We account for stock options, restricted stock units and other stock-based awards granted under our equity compensation plans in accordance with the authoritative guidance for stock-based compensation. The estimated fair value of stock options granted to employees in exchange for services is measured at the grant date, using a fair value based method, such as a Black-Scholes option valuation model, and is recognized as expense on a straight-line basis over the requisite service periods. The fair value of restricted stock units is measured at the grant date based on the closing market price of our common stock on the date of grant, and is recognized as expense on a straight-line basis over the period of vesting. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur. As of April 30, 2019, there were no outstanding stock-based awards with market or performance conditions.

Income Taxes

We utilize the liability method of accounting for income taxes in accordance with ASC 740: Income Taxes (“ASC 740”). Under the liability method, deferred taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized (Note 6). In addition, we recognize the impact of an uncertain tax position only when it is more likely than not the tax position will be sustained upon examination by the tax authorities. We are required to file federal, state and foreign income tax returns in various jurisdictions. The preparation of these returns requires us to interpret the applicable tax laws in effect in such jurisdictions, which could affect the amount paid by us

The income tax benefit recognized in the accompanying Consolidated Statements of Operations and Comprehensive Loss for the year ended April 30, 2019 resulted from the “Intraperiod Tax Allocation” rules under ASC 740, which requires the allocation of an entity’s total annual income tax provision among continuing operations and, in our case, discontinued operations. Accordingly, a tax benefit was recorded in continuing operations with an offsetting tax expense recorded in discontinued operations (Note 10).

Comprehensive Loss

Comprehensive loss is the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss is equal to our net loss for all periods presented.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share information)

Accounting Standards Adopted in Fiscal Year 2019

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (codified as ASC 606), which, along with subsequent amendments issued after May 2014, replaced substantially all the relevant U.S. GAAP revenue recognition guidance. ASC 606, as amended, is based on the principle that revenue is recognized to depict the contractual transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services utilizing a new five-step revenue recognition model, which steps include (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

On May 1, 2018, we adopted ASC 606, as amended, to all contracts that had not been completed as of May 1, 2018 using the modified retrospective method. Accordingly, results for the reporting period beginning after May 1, 2018 are presented in accordance with ASC 606, while prior period amounts have not been adjusted and continue to be reported under the accounting standards that were in effect for the prior periods.

The cumulative effect of adopting ASC 606 resulted in a one-time adjustment of $2,739 to the opening balance of accumulated deficit which is reflected in the accompanying Consolidated Statements of Stockholders’ Equity for the fiscal year ended April 30, 2019. The cumulative effect adjustment relates to the recognition of revenue and related costs for customer contracts that transfer goods or services over time. Under ASC 606, the timing of the recognition of revenue and the related cost of revenue associated with goods or services provided to customers with no alternative use are recognized over time utilizing an input method that compares the cost of cumulative work-in-process to date to the most current estimates for the entire cost of the performance obligation. By contrast, in the prior periods, revenue and the related costs were recognized upon completion of the performance obligation in accordance with accounting standards that were in effect in the prior periods. Under these customer contracts the customer retains control of the product as it is being created or enhanced by our services and/or we are entitled to compensation for progress to date that includes an element of profit margin.

The cumulative effect of the adoption of ASC 606 on amounts previously reported on the Consolidated Balance Sheet at April 30, 2018 was as follows:

	As Reported April 30, 2018	ASC 606 Transition Adjustment	Balance at May 1, 2018

Contract assets	$–	$2,888	$2,888
Inventories	16,129	(7,871)	8,258
Contract liabilities	27,935	(7,913)	20,022
Other current liabilities	905	191	1,096
Accumulated deficit	(559,129)	2,739	(556,390)

The impact of the adoption of ASC 606 on the Consolidated Balance Sheet at April 30, 2019 was as follows:

	As Reported	Effect of Adoption Increase/(Decrease)	Balance Without Adoption of ASC 606
Contract assets	$4,327	$4,327	$–
Inventories	6,557	(18,293)	24,850
Contract liabilities	14,651	(19,771)	34,422

The impact of the adoption of ASC 606 on the Consolidated Statements of Operations and Comprehensive Loss for the fiscal year ended April 30, 2019 was as follows:

	As Reported	Effect of Adoption Increase/(Decrease)	Balance Without Adoption of ASC 606
Revenues	$53,603	$13,243	$40,360
Cost of revenues	46,379	9,743	36,636
Gross profit	7,224	3,500	3,724
Operating loss	(5,622)	3,500	(9,122)
Loss from continuing operations	(5,056)	3,500	(8,556)

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share information)

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies the presentation requirements of restricted cash within the statement of cash flows. ASU 2016-18 will require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We adopted ASU 2016-18 on May 1, 2018 and the cash and cash equivalents at the beginning-of-period and end-of-period total amounts in our consolidated statements of cash flows have been adjusted to include restricted cash for each of the periods presented.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a stock-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after December 15, 2017. We adopted ASU 2017-09 on May 1, 2018. The adoption of this ASU did not have a material impact on our consolidated financial statements and related disclosures.

New Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases and its related amendments (collectively referred to as Topic 842) (codified as “ASC 842”). The new standard requires lessees to recognize right-of-use assets and corresponding lease liabilities for leases with durations of greater than 12 months on the balance sheet as well as provide disclosures with respect to certain qualitative and quantitative information regarding the amount, timing and uncertainty of cash flows arising from leases. The right-of-use assets and lease liabilities will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance lease or an operating lease. ASC 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, which will be our fiscal year 2020 beginning May 1, 2019.

On May 1, 2019, we adopted ASC 842 and have elected the optional transition method to apply the standard as of the effective date and therefore, we will not apply the standard to the comparative periods presented in the consolidated financial statements. We have elected the transition package of three practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs. Further, we have elected a short-term lease exception policy, permitting us to not apply the recognition requirements of this standard to short-term leases (i.e., leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets. While we are finalizing our evaluation of the impact of the adoption of ASC 842 on our consolidated financial statements and related disclosures, we expect to recognize on our balance sheet right-of-use assets ranging from $22,000 to $25,000, in aggregate, and lease liabilities ranging from $24,000 to $27,000, in aggregate, which are primarily related to our facility operating leases (Note 3). The difference between the right-of-use assets and lease liabilities is primarily attributed to the elimination of deferred rent. The adoption of ASC 842 is also expected to impact our consolidated financial statement disclosures. We do not anticipate the adoption of ASC 842 will have a material impact to our Consolidated Statements of Operations and Comprehensive Loss or to require a cumulative-effect adjustment to the opening balance of accumulated deficit.

The estimated impact of adopting ASC 842 is based on our best estimates at the time of the preparation of this Annual Report. The actual impact is subject to change prior to our first quarterly filing of our fiscal year 2020. We are finalizing our implementation related to policies, processes and internal controls to comply with this guidance.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share information)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard update requires that certain financial assets be measured at amortized cost net of an allowance for estimated credit losses such that the net receivable represents the present value of expected cash collection. In addition, this standard update requires that certain financial assets be measured at amortized cost reflecting an allowance for estimated credit losses expected to occur over the life of the assets. The estimate of credit losses must be based on all relevant information including historical information, current conditions and reasonable and supportable forecasts that affect the collectability of the amounts. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, which will be our fiscal year 2021 beginning May 1, 2020; however, early adoption is permitted. We are currently evaluating the timing and impact of adopting ASU 2016-13 on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements in Topic 820 by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, primarily surrounding Level 3 fair value measurements and transfers between Level 1 and Level 2. ASU 2018-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, which will be our fiscal year 2021 beginning May 1, 2020. Early adoption is permitted for any removed or modified disclosures. We are currently evaluating the new guidance and do not expect the adoption of ASU 2018-13 to have a material impact on our consolidated financial statements and related disclosures.

Note 3 – Leases

Operating Leases

We currently lease office, manufacturing and warehouse space in five buildings under four separate non-cancellable operating lease agreements. All of our leased facilities are located in close proximity in Tustin, California, have original lease terms ranging from 7 to 12 years, contain two multi-year renewal options, and scheduled rent increases of 3% on either an annual or biennial basis. Three of our leases provide for periods of free rent, lessor improvements and tenant improvement allowances, of which, certain of these improvements have been classified as leasehold improvements and are being amortized over the shorter of the estimated useful life of the improvements or the remaining life of the lease. As collateral for three of our leases we are required to maintain letters of credit, which in aggregate is $1,150 and is included in restricted cash in the accompanying Consolidated Balance Sheets as of April 30, 2019 and 2018.

Future minimum lease payments under our non-cancelable operating leases as of April 30, 2019 are as follows:

Fiscal Year	Total
2020	$3,032
2021	3,116
2022	3,193
2023	3,281
2024	2,789
Thereafter	8,062
Total	$23,473

We record rent expense on a straight-line basis over the initial term of the lease. The difference between rent expense and the amounts paid under the operating leases is recorded as a deferred rent liability in the accompanying consolidated financial statements. Annual rent expense under facility operating lease agreements totaled $2,869, $2,935, and $2,180 for the fiscal years ended April 30, 2019, 2018, and 2017, respectively.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share information)

Note 4 – Stockholders’ Equity

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

Series E Preferred Stock

On February 12, 2014, we filed with the Secretary of State of the State of Delaware a Certificate of Designations of Rights and Preferences (the “Certificate of Designations”) to designate the 10.50% Series E Convertible Preferred Stock (the “Series E Preferred Stock”). The Certificate of Designations designated 2,000,000 shares of Series E Preferred Stock out of our 5,000,000 shares of authorized but unissued shares of preferred stock. The Series E Preferred Stock is classified as permanent equity in accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity. As of April 30, 2019, 1,647,760 shares of our Series E Preferred Stock were issued and outstanding.

Each share of Series E Preferred Stock is convertible at any time, at the option of the holder, into a number of whole shares of our common stock at an initial conversion price of $21.00. The Series E Preferred Stock is also subject to conversion upon certain events constituting a change of control and a market trigger conversion, at our option, as defined in the Certificate of Designations. The Series E Preferred Stock has no stated maturity date or mandatory redemption and is senior to all of our other securities. We may redeem the Series E Preferred Stock for cash, in whole or in part, by paying the redemption price of $25.00 per share, plus any accrued and unpaid dividends to the redemption date. Holders of the Series E Preferred Stock have no voting rights, except as defined in the Certificate of Designations.

Holders of our Series E Preferred Stock are entitled to receive cumulative dividends at the rate of 10.50% per annum based on the liquidation preference of $25.00 per share, and are payable quarterly in cash, on or about the 1st day of each January, April, July, and October. The Series E Preferred Stock dividend for all issued and outstanding shares is set at $2.625 per annum per share. For the fiscal years ended April 30, 2019, 2018, and 2017, we paid aggregate cash dividends of $4,325, $4,325, and $4,279, respectively, for issued and outstanding shares of our Series E Preferred Stock.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share information)

Sales of Common Stock and Series E Preferred Stock

During the fiscal year ended April 30, 2019, we had no offerings of our common stock or Series E Preferred Stock.

During February 2018, we completed an underwriting public offering pursuant to which we sold 10,294,445 shares of our common stock at the public offering price of $2.25 per share. The aggregate gross proceeds we received from the public offering was $23,163, before deducting underwriting discounts and commissions and other offering related expenses of $1,669.

During the fiscal years ended April 30, 2018 and 2017, we sold an aggregate of 1,051,259 and 6,137,403 shares of our common stock, respectively, pursuant to an At Market Issuance Sales Agreement (“AMI Sales Agreement) for aggregate gross proceeds of $4,304 and $18,246, respectively. We paid a commission equal to 2.5% of the gross proceeds from the sale of our common stock pursuant to the AMI Sales Agreement. As of April 30, 2018, we had raised the full amount of gross proceeds available to us under the AMI Sales Agreement.

During the fiscal year ended April 30, 2017, we sold an aggregate of 3,750,323 shares of our common stock pursuant to an Equity Distribution Agreement for aggregate gross proceeds of $13,031. We paid a commission equal to 2.5% of the gross proceeds from the sale of our common stock pursuant to the Equity Distribution Agreement. As of April 30, 2017, we had raised the full amount of gross proceeds available to us under the Equity Distribution Agreement.

During the fiscal year ended April 30, 2017, we sold an aggregate of 70,320 shares of our Series E Preferred Stock pursuant to an At Market Issuance Sales Agreement (“Series E AMI Sales Agreement) for aggregate gross proceeds of $1,634. We paid a commission of up to 5% of the gross proceeds from the sale of our Series E Preferred Stock pursuant to the Series E AMI Sales Agreement. As of April 30, 2017, we are no longer issuing shares of our Series E Preferred Stock under the Series E AMI Sales Agreement.

Warrants

On August 30, 2018, warrants to purchase 39,040 shares of our common stock expired unexercised. As of April 30, 2019, we had no warrants issued and outstanding

Shares of Common Stock Authorized and Reserved for Future Issuance

On October 4, 2018, our stockholders approved an amendment to our Certificate of Incorporation to decrease our authorized number of shares of common stock from 500,000,000 shares to 150,000,000 shares (the “Certificate of Amendment”). The Certificate of Amendment became effective upon filing with the Secretary of State of the State of Delaware on October 4, 2018.

As of April 30, 2019, 56,135,697 shares of our common stock were issued and outstanding. Our common stock outstanding as of April 30, 2019 excluded the following shares of common stock reserved for future issuance:

Shares
Stock Incentive Plans	7,264,713
Employee Stock Purchase Plan	1,196,261
Conversion of our outstanding Series E Preferred Stock(1)	6,826,435

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

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share information)

Note 5 – Benefit Plans

Stock Incentive Plans

On October 4, 2018 (the “Effective Date”), our stockholders approved the Avid Bioservices, Inc. 2018 Omnibus Incentive Plan (the “2018 Plan”) which provides, among other things, the ability for us to grant stock options, restricted stock units and other forms of stock-based awards.

The number of shares of our common stock authorized for issuance under the 2018 Plan is the sum of (A) 2,350,000 and (B) the aggregate number of shares of common stock available for the grant of awards under our 2009, 2010, and 2011 Stock Incentive Plans (the “Prior Plans”) as of the Effective Date. The 2018 Plan replaced the Prior Plans, and no new awards will be granted under the Prior Plans as of the Effective Date. However, any awards outstanding under the Prior Plans on the Effective Date will remain subject to and be paid under the applicable Prior Plan, and any shares subject to outstanding awards under the Prior Plans that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under the 2018 Plan.

In addition, we currently maintain three expired stock incentive plans referred to as the 2005, 2003 and 2002 Stock Incentive Plans (collectively, the “Expired Plans”). No future grants of stock-based awards can be issued from the Expired Plans, however, all outstanding awards granted under the Expired Plans will remain subject to the terms of the Expired Plans until they are exercised, canceled or expired.

The 2018 Plan, the Prior Plans, and the Expired Plans are collectively referred to as the “Stock Plans”. As of April 30, 2019, we had an aggregate of 7,264,713 shares of our common stock reserved for issuance under the Stock Plans, of which, 3,474,590 shares were subject to outstanding stock options and restricted stock units and 3,790,123 shares were available for future grants of stock-based awards.

Stock Options

Stock options granted under our Stock Plans are granted at an exercise price not less than the fair market value of our common stock on the date of grant. Stock option grants to employees generally vest 25% on each of the first, second, third and fourth anniversaries of the date of grant, and stock option grants to non-employee directors generally vest over a period of one to three years from the date of grant. The maximum contractual term of any stock option granted under the Stock Plans is ten years.

The estimated fair value of stock options are measured at the grant date, using a fair value based method, such as a Black-Scholes option valuation model, and is amortized as stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The use of a valuation model requires us to make certain estimates and assumptions with respect to selected model inputs. The expected volatility is based on the daily historical volatility of our common stock covering the estimated expected term. The expected term of options granted reflects actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options. The risk-free interest rate is based on U.S. Treasury notes with terms within the contractual life of the option at the time of grant. The expected dividend yield assumption is based on our expectation of future dividend payouts. We have never declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share information)

The fair value of stock options on the date of grant and the weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model for fiscal years ended April 30, 2019, 2018 and 2017, were as follows:

	Fiscal Year Ended April 30,
	2019	2018	2017
Risk-free interest rate	2.81%	2.21%	1.32%
Expected life (in years)	5.57	6.19	6.12
Expected volatility	76.56%	110.43%	111.30%
Expected dividend yield	–	–	–

The following summarizes our stock option transaction activity for fiscal year ended April 30, 2019:

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding at May 1, 2018	3,597,738	$8.74
Granted	973,614	$5.00
Exercised	(371,327)	$3.45
Canceled or expired	(925,810)	$11.28
Outstanding at April 30, 2019	3,274,215	$7.51	5.53	$1,238
Vested and expected to vest	3,274,215	$7.51	5.53	$1,238
Exercisable at April 30, 2019	1,932,527	$9.45	3.87	$700

______________

(1)	Aggregate intrinsic value represents the difference between the exercise price of an option and the closing market price of our common stock on April 30, 2019, which was $4.79 per share.

The weighted-average grant date fair value of options granted to employees during the fiscal years ended April 30, 2019, 2018 and 2017 was $3.30, $3.50 and $2.86 per share, respectively.

The aggregate intrinsic value of stock options exercised during the fiscal years ended April 30, 2019, 2018 and 2017 was $547, $173 and $11, respectively. Cash received from stock options exercised during fiscal years ended April 30, 2019, 2018 and 2017, totaled $1,278, $752 and $31, respectively.

We issue shares of common stock that are reserved for issuance under the Stock Plans upon the exercise of stock options, and we do not expect to repurchase shares of common stock from any source to satisfy our obligations under our compensation plans.

As of April 30, 2019, the total estimated unrecognized compensation cost related to non-vested employee stock options was $3,880. This cost is expected to be recognized over a weighted average vesting period of 2.70 years based on current assumptions.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share information)

Restricted Stock

A restricted stock unit (“RSU”) represents the right to receive one share of our common stock upon the vesting of each unit. RSUs generally vest over four years at the rate of one-fourth of the shares granted on each anniversary of the date of grant. The estimated fair value of RSUs is based on the closing market value of our common stock on the date of grant, and is amortized as stock-based compensation expense on a straight-line basis over the period of vesting.

The following summarizes our RSUs transaction activity for fiscal year ended April 30, 2019:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at May 1, 2018	–	$–
Granted	217,200	4.28
Vested	–	–
Forfeited	(16,825)	3.78
Outstanding at April 30, 2019	200,375	$4.32

There were no RSUs granted during the fiscal years ended April 30, 2018 and 2017. As of April 30, 2019, the total estimated unrecognized compensation cost related to non-vested RSUs was $733. This cost is expected to be recognized over a weighted average vesting period of 3.34 years.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “ESPP”) is a stockholders’-approved plan under which allows eligible employees to purchase shares of our common stock through payroll deductions at a price equal to 85% of the lower of the fair market value our common stock as of the first trading day of the offering period or on the last trading day of the six-month offering period. Employee participants are limited to purchase no more than $25,000 of stock in any one calendar year. During the fiscal years ended April 30, 2019, 2018 and 2017, a total of 75,148, 88,327 and 270,075 shares of our common stock were purchased, respectively, under the ESPP at a weighted average purchase price per share of $3.44, $3.59 and $1.95, respectively. As of April 30, 2019, we had 1,196,261 shares of our common stock reserved for issuance under the ESPP.

The fair value of the shares purchased under the ESPP was determined using a Black-Scholes option pricing model (see explanation of valuation model inputs above under “Stock Options”), and is recognized as expense on a straight-line basis over the requisite service period (or six-month offering period).

The weighted average grant date fair value of purchase rights under the ESPP during fiscal years ended April 30, 2019, 2018 and 2017 was $1.49, $1.65 and $1.07, respectively, based on the following Black-Scholes option valuation model inputs:

	Fiscal Year Ended April 30,
	2019	2018	2017
Risk-free interest rate	2.26%	1.10%	0.46%
Expected life (in years)	0.50	0.50	0.50
Expected volatility	71.10%	75.18%	105.27%
Expected dividend yield	–	–	–

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share information)

401(k) Plan

We have a 401(k) Plan (the “Plan”) pursuant to section 401(k) of the Internal Revenue Code that allows participating employees to contribute up to 100% of their compensation on a tax deferred basis up to the maximum amount permitted by the Internal Revenue Code. We match 50% of employee contributions of up to 6% of their annual eligible compensation. The expense related to our matching contributions to the Plan was $377, $564 and $845 for the fiscal years ended April 30, 2019, 2018 and 2017, respectively.

Stock-based Compensation Expense

Stock-based compensation expense for the fiscal years ended April 30, 2019, 2018 and 2017 was comprised of the following:

	Fiscal Year Ended April 30,
	2019	2018	2017
Cost of revenues	$474	$378	$108
Selling, general and administrative expense	1,121	820	1,553
Discontinued operations	–	340	1,702
Total	$1,595	$1,538	$3,363

Due to our net loss position, no tax benefits have been recognized in the Consolidated Statements of Cash Flows.

Note 6 – Income Taxes

We are primarily subject to U.S. federal and California state jurisdictions. To our knowledge, all tax years remain open to examination by U.S. federal and state authorities.

In accordance with ASC 740, we are required to recognize the impact of an uncertain tax position in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained upon examination by the tax authorities. We had no unrecognized tax benefits from uncertain tax positions as of April 30, 2019 and 2018. It is also our policy, in accordance with authoritative guidance, to recognize interest and penalties related to income tax matters in interest and other expense in our consolidated statements of operations and comprehensive loss. We did not recognize interest or penalties related to income taxes for fiscal years ended April 30, 2019, 2018, and 2017, and we did not accrue for interest or penalties as of April 30, 2019 and 2018.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share information)

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

At April 30, 2019, we had net deferred tax assets of $119,516. Due to uncertainties surrounding our ability to generate future taxable income to realize these tax assets, a full valuation has been established to offset our net deferred tax assets. Additionally, the future utilization of our net operating loss carry forwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Section 382, as a result of ownership changes that may have occurred previously or that could occur in the future. A Section 382 analysis was completed as of the fiscal year ended April 30, 2018 and we subsequently reviewed ownership activity through April 30, 2019, which it was determined that no significant change in ownership had occurred. However, ownership changes occurring subsequent to April 30, 2019 may impact the utilization of net operating loss carry forwards and other tax attributes.

At April 30, 2019, we had federal net operating loss carry forwards of approximately $425,841. The federal net operating loss carry forwards generated prior to January 1, 2018 expire in fiscal years 2020 through 2038. The federal net operating loss generated after January 1, 2018 of $6,609 can be carried forward indefinitely and be available to offset up to 80% of future taxable income each year. We also have California state net operating loss carry forwards of approximately $273,581 at April 30, 2019, which begin to expire in fiscal year 2029.

The provision for income taxes on our loss from continuing operations for the fiscal years ended April 30, 2019, 2018 and 2017 are comprised of the following:

	2019	2018	2017
Federal income taxes at statutory rate	$(1,120)	$(6,112)	$475
State income taxes	(48)	155	309
Expiration and adjustments of deferred tax assets	2,507	1,840	1,693
Change in valuation allowance	(2,480)	(57,599)	(2,616)
Stock-based compensation	1,309	1,584	–
Other, net	(452)	6	139
Tax Cuts and Jobs Act	–	60,126	–
Income tax benefit	$(284)	$–	$–

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share information)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and deferred tax liabilities at April 30, 2019 and 2018 are as follows:

	2019	2018
Net operating losses	$113,612	$115,236
Stock-based compensation	3,416	4,828
Deferred revenue	1,610	2,852
Deferred rent	555	568
Other	1,256	879
Total deferred tax assets	120,449	124,363
Less valuation allowance	(119,516)	(123,555)
Total deferred tax assets, net of valuation allowance	$933	$808
Deferred tax liabilities:
Fixed assets	(933)	(808)
Total deferred tax liabilities	(933)	(808)
Net deferred tax assets	$–	$–

On May 1, 2018, we adopted ASC 606 (Note 2). Upon adoption, no change in retained earnings was recorded related to income taxes as we maintain a full valuation allowance. However, an adjustment of approximately $700 was recorded as a deferred tax liability and a corresponding reduction to the valuation allowance.

On May 1, 2017, we adopted ASU 2016-09. Upon adoption, we have excess tax benefits for which a benefit could not previously be recognized of approximately $2,400. The balance of the unrecognized excess tax benefits has been reversed with the impact recorded to retained earnings including any change to the valuation allowance as a result of the adoption. Due to the full valuation allowance on the U.S. deferred tax assets, there was no impact to the accompanying consolidated financial statements as a result of adopting ASU 2016-09 other than what is reflected in the accompanying Consolidated Statements of Stockholders’ Equity for the fiscal year ended April 30, 2018.

In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act includes a number of changes to existing U.S. tax laws that impact us, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years, effective January 1, 2018. We performed a review of the Tax Act for the fiscal year ended April 30, 2018, and based on the information available at that time, we recorded a provisional increase in tax expense and a corresponding decrease in net deferred tax assets of $60,126, which were fully offset by a valuation allowance.

We applied the guidance under Staff Accounting Bulletin No. 118 when accounting for the enactment-date effects of the Tax Act for the fiscal year ended April 30, 2018 as we had not completed our accounting for all the enactment-date income tax effects of the Tax Act under ASC 740 for the remeasurement of deferred tax assets and liabilities. We completed our accounting for the enactment-date income tax effects of the Tax Act during the quarter ended January 31, 2019. Upon further analyses of the Tax Act and Notices and regulations issued and proposed by the U.S. Department of the Treasury and the Internal Revenue Service provisional amount recognized for the fiscal year ended April 30, 2018 did not change; therefore, there was no adjustment to tax expense.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share information)

Note 7 – Net Loss per Common Share

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

The potential dilutive effect of stock options, unvested RSUs, shares of common stock expected to be issued under our ESPP, and warrants outstanding during the period are calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. The potential dilutive effect of our Series E Preferred Stock outstanding during the period was calculated using the if-converted method assuming the conversion of Series E Preferred Stock as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. However, because the impact of stock options, unvested RSUs, shares of common stock expected to be issued under our ESPP, warrants, and Series E Preferred Stock are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per common share amounts for the three years ended April 30, 2019.

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of the following weighted average outstanding stock options, unvested RSUs and shares of common stock expected to be issued under our ESPP as their impact is anti-dilutive during periods of net loss:

	2019	2018	2017
Stock options	138,822	53,978	–
RSUs	34,122	–	–
ESPP	10,589	1,972	45,767
Total	183,533	55,950	45,767

The calculation of weighted average diluted shares outstanding also excludes the following weighted average outstanding stock options, unvested RSUs, warrants, and Series E Preferred Stock (assuming the if-converted method), as their exercise prices or conversion price were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect:

	2019	2018	2017
Stock options	2,712,454	3,636,699	4,156,421
RSUs	33,532	–	–
Warrants	12,942	39,040	39,040
Series E Preferred Stock	1,978,783	1,978,783	1,955,588
Total	4,737,711	5,654,522	6,151,049

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share information)

Note 8 – Commitments and Contingencies

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

Note 9 – Restructuring Charges

In August 2017, we implemented a restructuring plan intended to reduce operating costs and improve cost efficiencies while we pursued strategic options for our research and development assets and focused our efforts on growing our CDMO business. Under this restructuring plan, which we completed in October 2017, we reduced our overall workforce by 57 employees. As a result, during the fiscal quarter ended October 31, 2017, we incurred an aggregate of $1,588 in restructuring costs consisting of termination benefits, including severance, and other employee-related costs, of which $330 related to our discontinued research and development segment and $1,258 related to our contract manufacturing services segment. The restructuring costs associated with our discontinued research and development segment are included in income (loss) from discontinued operations, net of tax, in the accompanying consolidated financial statements for the fiscal year ended April 30, 2018 (Note 10). The restructuring costs associated with our contract manufacturing services segment are included in operating expenses in the accompanying consolidated financial statements for the fiscal year ended April 30, 2018. All restructuring costs were paid in full during fiscal year 2018.

Note 10 – Sale of Research and Development Assets

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

Pursuant to the February 2018 Purchase Agreement, we received an aggregate of $8,000 from Oncologie, of which $3,000 was received in fiscal year 2018 and $5,000 was received in fiscal year 2019. We are also eligible to receive up to an additional $95,000 in the event that Oncologie achieves certain development, regulatory and commercialization milestones with respect to bavituximab. In addition, we are eligible to receive royalties on net sales that are upward tiering into the mid-teens in the event that Oncologie commercializes and sells products utilizing bavituximab or the other transferred assets. As of April 30, 2019, no development, regulatory or commercialization milestones have been achieved by Oncologie. Oncologie is responsible for all future research, development and commercialization of bavituximab, including all related intellectual property costs and all other future liabilities and obligations arising out of the ownership of the transferred assets (i.e., we remain obligated for all liabilities associated with the research and development assets associated with the February 2018 Purchase Agreement incurred or arising prior to February 12, 2018).

On September 13, 2018, we entered into a separate Asset Assignment and Purchase Agreement (the “September 2018 Purchase Agreement”) with Oncologie pursuant to which we sold to Oncologie our r84 technology, which included the assignment of certain licenses, patents and other assets useful and/or necessary for the potential commercialization of the r84 technology.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share information)

Pursuant to the September 2018 Purchase Agreement, we received $1,000 from Oncologie, which amount was paid to us in October 2018. We are also eligible to receive up to an additional $21,000 in the event that Oncologie achieves certain development, regulatory and commercialization milestones with respect to r84. In addition, we are eligible to receive royalties on net sales ranging from the low to mid-single digits in the event that Oncologie commercializes and sells products utilizing the r84 technology. As of April 30, 2019, no development, regulatory or commercialization milestones have been achieved by Oncologie. Oncologie is responsible for all future research, development and commercialization of r84, including all related intellectual property costs and all other future liabilities and obligations arising out of the ownership of the transferred assets (i.e., we remain obligated for all liabilities associated with the research and development assets associated with the September 2018 Purchase Agreement incurred or arising prior to September 13, 2018).

Discontinued Operations

As a result of the sale of our PS-targeting program and our r84 technology, the abandonment of our remaining research and development assets, and the strategic shift in our corporate direction to focus solely on our CDMO business, the operating results from our former research and development segment and the related assets and liabilities have been presented as discontinued operations in the accompanying consolidated financial statements for all periods presented. During the fiscal years ended April 30, 2019 and 2018, we recorded a gain of $1,000 and $8,000, respectively, upon the completion of the September 2018 Purchase Agreement and the February 2018 Purchase Agreement, which amounts are included in income (loss) from discontinued operations, net of tax, in the accompanying Consolidated Statements of Operations and Comprehensive Loss for the fiscal years ended April 30, 2019 and 2018, respectively. The results of operations from discontinued operations presented below include certain allocations that management believes fairly reflect the utilization of services provided to the former research and development segment. The allocations do not include amounts related to general corporate administrative expenses or interest expense. Therefore, these results of operations do not necessarily reflect what the results of operations would have been had the former research and development segment operated as a stand-alone segment.

The following table summarizes the results of discontinued operations for the fiscal years ended April 30, 2019, 2018 and 2017:

	2019	2018	2017

License revenue	$–	$25	$–

Operating expenses:
Research and development	–	6,782	27,992
Selling, general and administrative	–	2,163	1,560
Restructuring charges	–	330	–
Total operating expenses	–	9,275	29,552

Other income	125	–	–
Gain on sale of research and development assets before income taxes	1,000	8,000	–
Income tax expense	284	–	–
Income (loss) from discontinued operations, net of tax	$841	$(1,250)	$(29,552)

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share information)

The following table includes the assets and liabilities of discontinued operations as of April 30, 2018. There were no assets or liabilities related to discontinued operations as of April 30, 2019:

2018
Assets:
Other receivables	$5,000

Total assets of discontinued operations	$5,000

Liabilities:
Accounts payable	$32
Accrued clinical trial and related fees	3,613
Accrued payroll and related costs	614
Other liabilities	291
Total liabilities of discontinued operations	$4,550

The carrying value of the assets and liabilities deemed a component of the discontinued research and development segment were not classified as “held for sale” in the accompanying Consolidated Balance Sheet at April 30, 2018 as Oncologie did not purchase or assume any of the reported assets or liabilities under the aforementioned February 2018 Purchase Agreement and September 2018 Purchase Agreement.

Note 11 – Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial information for each of the two most recent fiscal years is as follows:

	Fiscal Year Ended April 30, 2019 (a)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$12,589	$10,178	$13,781	$17,055
Gross profit	$1,192	$334	$2,050	$3,648
(Loss) income from continuing operations	$(1,961)	$(2,190)	$(1,139)	$234
Income from discontinued operations, net of tax (b)(c)	$–	$739	$–	$102
Net (loss) income	$(1,961)	$(1,451)	$(1,139)	$336
Net loss attributable to common stockholders	$(3,403)	$(2,893)	$(2,581)	$(1,106)
Basic and diluted net (loss) income per common share attributable to common stockholders (d)
Continuing operations	$(0.06)	$(0.06)	$(0.05)	$(0.02)
Discontinued operations	$–	$0.01	$–	$–
Net loss per common share attributable to common stockholders	$(0.06)	$(0.05)	$(0.05)	$(0.02)

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share information)

	Fiscal Year Ended April 30, 2018 (a)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$27,077	$12,782	$6,819	$6,943
Gross profit (loss)	$6,629	$(3,460)	$(4,132)	$(1,961)
Income (loss) from continuing operations	$2,800	$(8,301)	$(8,928)	$(6,134)
(Loss) income from discontinued operations, net of tax (b)(c)	$(4,005)	$(4,323)	$(2,076)	$9,154
Net (loss) income	$(1,205)	$(12,624)	$(11,004)	$3,020
Net (loss) income attributable to common stockholders	$(2,647)	$(14,066)	$(12,446)	$1,578
Basic and diluted net income (loss) per common share attributable to common stockholders (d)
Continuing operations	$0.03	$(0.21)	$(0.23)	$(0.14)
Discontinued operations	$(0.09)	$(0.10)	$(0.05)	$0.17
Net (loss) income per common share attributable to common stockholders	$(0.06)	$(0.31)	$(0.28)	$0.03

________________

(a)	On May 1, 2018, we adopted ASC 606 using the modified retrospective method applied to all contracts not completed as of May 1, 2018 (Note 2). Under the modified retrospective method, results for the reporting periods beginning on or after May 1, 2018 are presented in accordance with ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards that were in effect prior to May 1, 2018.
(b)	For all periods presented, the operating results of our former research and development segment are reported as income (loss) from discontinued operations, net of tax (Note 1).
(c)	Income from discontinued operations, net of tax, for the quarters ended October 31, 2018 and April 30, 2018 include a gain on sale of research and development assets before tax of $1,000 and $8,000, respectively (Note 10).
(d)	Basic and diluted net income (loss) per common share attributable to common stockholders calculations for each of the quarters are based on the basic and diluted weighted average common shares outstanding for each period. As such, the sum of the quarters may not necessarily equal the basic and diluted net income (loss) per common share amount for the fiscal year.

Note 12 – Subsequent Events

On June 5, 2019, our Board of Directors declared a quarterly cash dividend of $0.65625 per share on our Series E Preferred Stock.  The dividend payment is equivalent to an annualized 10.50% per share, based on the $25.00 per share stated liquidation preference, accruing from April 1, 2019 through June 30, 2019.  The cash dividend of $1,081 is payable on July 1, 2019 to holders of the Series E Preferred Stock of record on June 17, 2019.

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosures

None.

Item 9A.	Controls And Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” defined in Rule 13a-15(e) under the Exchange Act refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of our management, including our interim chief executive officer and chief financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2019. Based on this evaluation, our interim president and chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2019 to ensure the timely disclosure of required information in our SEC filings.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. The Company’s internal control over financial reporting is a process designed, as defined in Rule 13a-15(f) under the Exchange Act, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting is supported by written policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2019.

Our internal control over financial reporting as of April 30, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

Management has determined that, as of April 30, 2019, there were no significant changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On June 26, 2019 (the “Effective Date”), we entered into an employment agreement with our chief financial officer, Daniel R. Hart (the “Employment Agreement”), who has served in this capacity since August 1, 2018. The Employment Agreement provides for an initial two-year term commencing on the Effective Date, unless sooner terminated as provided in the Employment Agreement. On each anniversary of the Effective Date, the term of the Employment Agreement will automatically be extended for an additional one (1) year period, unless either we or Mr. Hart gives to the other written notice at least ninety (90) days prior to the expiration of the then current year period, of such party’s intent not to extend Employment Agreement.

Pursuant to the terms of the Employment Agreement, Mr. Hart is entitled to receive an annual base salary of $397,000 and is eligible for an annual discretionary cash bonus of up to forty-five percent (45%) of his then in effect annual base salary as determined by the Compensation Committee of the Board of Directors in accordance with the our cash bonus plan for executives then in effect and in its sole discretion.

Mr. Hart is eligible to participate in all benefits plans or arrangements which may be in effect from time to time and made available by us to our executive management employees.

If Mr. Hart’s employment is terminated by us other than for cause or if he resigns for good reason (within the meaning given to such terms in the Employment Agreement), Mr. Hart will be entitled to receive, subject to his execution of a general release of claims, (i) continued base salary for a period of twelve (12) months, (i) COBRA continuation coverage for him and his family for a period of up to twelve (12) months paid by us, and (iii) 100% of his annual cash bonus pro rata portion for the year in which his termination occurs and payable at the time other executive management employees receive their discretionary bonuses. Mr. Hart will be subject to non-solicitation restrictions for a period of one year following any termination of his employment.

The foregoing description of the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Employment Agreement, a copy of which is filed as an exhibit to this Annual Report on Form 10-K and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Avid Bioservices, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Avid Bioservices, Inc.’s internal control over financial reporting as of April 30, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Avid Bioservices, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 30, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2019, and the related notes and our report dated June 27, 2019 expressed an unqualified opinion thereon.

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

June 27, 2019

PART III

Item 10.	Directors, Executive Officers And Corporate Governance

The information required by this Item regarding our directors, executive officers and committees of our board of directors is incorporated by reference to the information set forth under the captions “Election of Directors,” “Executive Compensation” and “Corporate Governance” in our 2019 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2019 (the “2019 Definitive Proxy Statement”).

Information required by this Item regarding Section 16(a) reporting compliance is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2019 Definitive Proxy Statement.

Information required by this Item regarding our code of ethics is incorporated by reference to the information set forth under the caption “Corporate Governance” in our 2019 Definitive Proxy Statement.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the information set forth under the captions “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” in our 2019 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2019.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Other than as set forth below, the information required by this Item is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners, Directors and Management” in our 2019 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2019.

Equity Compensation Plan Information

The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of April 30, 2019:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($/share)	(c) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders (1)	3,462,587	7.49	3,790,123
Equity compensation plans not approved by stockholders (2)	12,003	14.10	–
Employee Stock Purchase Plan approved by stockholders	–	–	1,196,261
Total	3,474,590	7.51 (3)	4,986,384

____________________

(1)	Represents stock options and restricted stock units under our stockholder approved equity compensation plans referred to as the 2018 Omnibus Incentive Plan, the 2011 Stock Incentive Plan, the 2010 Stock Incentive Plan, the 2009 Stock Incentive Plan, the 2005 Stock Incentive Plan and the 2003 Stock Incentive Plan.
(2)	Represents stock options under our 2002 Stock Incentive Plan (the “2002 Plan”), which was not submitted for stockholder approval. The 2002 Plan, which expired in June 2012, was a broad-based non-qualified stock option plan for the issuance of up to 85,714 stock options. The 2002 Plan provided for the granting of options to purchase shares of our common stock at prices not less than the fair market value of our common stock at the date of grant and generally expired ten years after the date of grant. No additional grants of stock options can be granted under the 2002 Plan, however, the terms of the 2002 Plan remain in effect with respect to the outstanding options granted under the 2002 Plan until they are exercised, canceled or expired
(3)	Represents the weighted-average exercise price of outstanding stock options as there is no exercise price for restricted stock units.

Item 13.	Certain Relationships And Related Transactions, And Director Independence

The information required by this Item is incorporated by reference to the information set forth under the captions “Certain Relationships and Related Transactions,” “Director Independence” and “Compensation Committee Interlocks and Insider Participation” in our 2019 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2019.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the information set forth under the caption “Independent Registered Public Accounting Firm Fees” in our 2019 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2019.

PART IV

Item 15.	Exhibits And Financial Statement Schedules

(a)	Documents filed as part of this report on Form 10-K:

(1)	Consolidated Financial Statements

(2)       Financial Statement Schedules

All schedules are omitted as the required information is inapplicable, or the information is presented in the consolidated financial statements or related notes.

(3)       Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this report on Form 10-K.

Item 16.	FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of Avid Bioservices, Inc., a Delaware corporation, as amended through October 4, 2018 (Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on December 10, 2018).
3.2	Amended and Restated Bylaws of Avid Bioservices, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K as filed with the Commission on November 14, 2014).
3.3	Amendment No. 1 to Amended and Restated Bylaws of Avid Bioservices, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K as filed with the Commission on March 13, 2018).
4.1	Form of Certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to Registrant’s Annual Report on Form 10-K for the year end April 30, 1988).
4.2	Avid Bioservices, Inc. 2002 Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 4.17 to Registrant’s Registration Statement on Form S-8 (File No. 333-106385) as filed with the Commission on June 23, 2006). *
4.3	Form of 2002 Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 4.18 to Registrant’s Registration Statement on Form S-8 (File No. 333-106385) as filed with the Commission on June 23, 2006). *
4.4	Amended and Restated Rights Agreement, dated March 16, 2016, between Avid Bioservices, Inc. and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K as filed with the Commission on March 17, 2016).
4.5	2003 Stock Incentive Plan Non-qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.95 to Registrant’s Registration Statement on Form S-8 (File No. 333-121334) as filed with the Commission on December 16, 2004). *
4.6	2003 Stock Incentive Plan Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.96 to Registrant’s Registration Statement on Form S-8 (File No. 333-121334) as filed with the Commission on December 16, 2004). *
4.7	2010 Stock Incentive Plan (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement as filed with the Commission on August 27, 2010). *
4.8	Form of Stock Option Award Agreement under 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 4.17 to Registrant’s Registration Statement on Form S-8 (File No. 333-171067) as filed with the Commission on December 9, 2010). *
4.9	2010 Employee Stock Purchase Plan (Incorporated by reference to Exhibit B to Registrant’s Definitive Proxy Statement filed with the Commission on August 27, 2010). *
4.10	Amendment to the 2010 Employee Stock Purchase Plan (Incorporated by reference to Exhibit B to Registrant’s Definitive Proxy Statement as filed with the Commission on August 26, 2016). *
4.11	2011 Stock Incentive Plan (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement as filed with the Commission on August 26, 2011). *
4.12	Form of Stock Option Award Agreement under 2011 Stock Incentive Plan (Incorporated by reference to Exhibit 4.20 to Registrant’s Registration Statement on Form S-8 (File No. 333-178452) as filed with the Commission on December 12, 2011). *
4.13	First Amendment to the Avid Bioservices, Inc., 2011 Stock Incentive Plan (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement as filed with the Commission on August 27, 2012). *
4.14	Second Amendment to the Avid Bioservices, Inc. 2011 Stock Incentive Plan (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement as filed with the Commission on August 26, 2013). *
4.15	Third Amendment to the Avid Bioservices, Inc. 2011 Stock Incentive Plan dated April 24, 2015 (Incorporated by reference to Exhibit 4.24 to Registrant’s Annual Report on Form 10-K for the year ended April 30, 2015, as filed with the Commission on July 14, 2015). *
4.16	Form of Amendment to Stock Option Award Agreement Under the Avid Bioservices, Inc., 2011 Stock Incentive Plan related to Non-Employee Director stock option awards (Incorporated by reference to Exhibit 4.27 to Registrant’s Annual Report on Form 10-K for the year ended April 30, 2015, as filed with the Commission on July 14, 2015). *

Exhibit Number	Description
4.17	Fourth Amendment to the Avid Bioservices, Inc. 2011 Stock Incentive Plan (Incorporated by reference to Exhibit B to Registrant’s Definitive Proxy Statement filed with the Commission on August 28, 2015). *
4.18	Form of Indenture (Incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-3 (File No.: 333-222548) as filed with the Commission on January 12, 2018).
4.19	Avid Bioservices, Inc. 2018 Omnibus Incentive Plan (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement filed with the Commission on August 17, 2018). *
4.20	Form of Stock Option Award Agreement under 2018 Omnibus Incentive Plan (Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8 (File No. 333-228735) as filed with the Commission on December 10, 2018). *
4.21	Form of Restricted Stock Unit Award Agreement under 2018 Omnibus Incentive Plan (Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-8 (File No. 333-228735) as filed with the Commission on December 10, 2018). *
10.1	Lease and Agreement of Lease between TNCA, LLC, as Landlord, and Avid Bioservices, Inc., as Tenant, dated as of December 24, 1998 (Incorporated by reference to Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on March 12, 1999).
10.2	First Amendment to Lease and Agreement of Lease between TNCA, LLC, as Landlord, and Avid Bioservices, Inc., as Tenant, dated December 22, 2005 (Incorporated by reference to Exhibit 99.1 and 99.2 to Registrant’s Current Report on Form 8-K as filed with the Commission on December 23, 2005).
10.3	Annual Bonus Plan for Executive Officers adopted July 12, 2011(Incorporated by reference to Exhibit 10.29 to Registrant’s Annual Report on Form 10-K as filed with the Commission on July 14, 2011). *
10.4	Amended and Restated Employment Agreement by and between Avid Bioservices, Inc. and Mark R. Ziebell, effective December 27, 2012 (Incorporated by reference to Exhibit 10.38 to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on March 12, 2013). *
10.5	Asset Assignment and Purchase Agreement by and between Avid Bioservices, Inc. and Oncologie, Inc., dated February 12, 2018 (Incorporated by reference to Exhibit 10.11 to Registrant's Annual Report on Form 10-K as filed with the Commission on July 16, 2018). **
10.6	Separation Agreement and Release of Claims between Roger J. Lias, Ph.D. and Avid Bioservices, Inc. dated June 12, 2019. ***
10.7	Employment Agreement by and between Avid Bioservices, Inc. and Daniel R. Hart, effective June 26, 2019. (*) (***)
23.1	Consent of Independent Registered Public Accounting Firm. ***
24	Power of Attorney (included on signature page of Annual Report). ***
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended. ***
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended. ***
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350. ***
101.INS	XBRL Taxonomy Extension Instance Document. ***
101.SCH	XBRL Taxonomy Extension Schema Document. ***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ***
101.PRE	XBRL Presentation Extension Linkbase Document. ***
_______________________________
*	This Exhibit is a management contract or a compensation plan or arrangement.
**	Portions omitted pursuant to a request of confidentiality filed separately with the SEC.
***	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVID BIOSERVICES, INC.

Dated: June 27, 2019	By:	/s/ /Richard B. Hancock
Richard B. Hancock Interim President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard B. Hancock, Interim President and Chief Executive Officer, and Daniel R. Hart, Chief Financial Officer, and each of them, his true and lawful attorneys-in-fact and agents, with the full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Richard B. Hancock	Interim President and Chief Executive Officer and Director	June 27, 2019
Richard B. Hancock	(Principal Executive Officer)

/s/ Daniel R. Hart	Chief Financial Officer	June 27, 2019
Daniel R. Hart	(Principal Financial Officer and Principal Accounting Officer)

/s/ Joseph Carleone, Ph.D.	Chairman of the Board of Directors	June 27, 2019
Joseph Carleone, Ph.D.

/s/ Mark R. Bamforth	Director	June 27, 2019
Mark R. Bamforth

/s/ Joel McComb	Director	June 27, 2019
Joel McComb

/s/ Gregory P. Sargen	Director	June 27, 2019
Gregory P. Sargen

/s/ Patrick D. Walsh	Director	June 27, 2019
Patrick D. Walsh

