Form 10-Q
period 2019-07-31
Avid Bioservices, Inc.
filed 2019-09-05
CIK 704562

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

or

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 001-32839

AVID BIOSERVICES, INC. (Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3698422 (I.R.S. Employer Identification No.)
2642 Michelle Drive, Suite 200, Tustin, California 92780 (Address of principal executive offices and zip code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 31, 2019, the number of shares of registrant’s common stock outstanding was 56,237,674.

AVID BIOSERVICES, INC.

Form 10-Q

For The Quarter Ended July 31, 2019

As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “we,” “us,” “our,” and the “Company” refer to Avid Bioservices, Inc. and its consolidated subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

avid bioservices, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	July 31, 2019	April 30, 2019
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$28,944	$32,351
Accounts receivable	8,223	7,374
Contract assets	5,589	4,327
Inventory	8,031	6,557
Prepaid expenses and other current assets	777	709
Total current assets	51,564	51,318
Property and equipment, net	26,453	25,625
Operating lease right-of-use assets	22,601	–
Restricted cash	1,150	1,150
Other assets	302	302
Total assets	$102,070	$78,395
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,458	$4,352
Accrued payroll and related costs	3,230	3,540
Contract liabilities	18,104	14,651
Operating lease liabilities	1,382	–
Other current liabilities	761	619
Total current liabilities	28,935	23,162

Operating lease liabilities, less current portion	23,451	–
Deferred rent, less current portion	–	2,072
Other long-term liabilities	–	93

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; 1,648 shares issued and outstanding at July 31, 2019 and April 30, 2019, respectively	2	2
Common stock, $0.001 par value; 150,000 shares authorized; 56,238 and 56,136 shares issued and outstanding at July 31, 2019 and April 30, 2019, respectively	56	56
Additional paid-in capital	613,395	613,615
Accumulated deficit	(563,769)	(560,605)
Total stockholders’ equity	49,684	53,068
Total liabilities and stockholders’ equity	$102,070	$78,395

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and comprehensive loss (UNAUDITED)

(In thousands, except per share information)

	Three Months Ended July 31,
	2019	2018
Revenues	$15,254	$12,589
Cost of revenues	14,168	11,397
Gross profit	1,086	1,192
Operating expenses:
Selling, general and administrative	4,459	3,215
Operating loss	(3,373)	(2,023)
Interest and other income, net	209	62
Net loss	$(3,164)	$(1,961)

Comprehensive loss	$(3,164)	$(1,961)

Series E preferred stock accumulated dividends	(1,442)	(1,442)
Net loss attributable to common stockholders	$(4,606)	$(3,403)

Basic and diluted net loss per common share attributable to common stockholders	$(0.08)	$(0.06)

Weighted average basic and diluted shares outstanding	56,167	55,770

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS of STOCKHOLDERs’ EQUITY (UNAUDITED)

(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at April 30, 2019	1,648	$2	56,136	$56	$613,615	$(560,605)	$53,068
Series E preferred stock dividends paid ($0.65625 per share)	–	–	–	–	(1,081)	–	(1,081)
Exercise of stock options	–	–	74	–	258	–	258
Vesting of restricted stock units	–	–	28	–	–	–	–
Stock-based compensation expense	–	–	–	–	603	–	603
Net loss	–	–	–	–	–	(3,164)	(3,164)
Balance at July 31, 2019	1,648	$2	56,238	$56	$613,395	$(563,769)	$49,684

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at April 30, 2018	1,648	$2	55,689	$55	$614,810	$(559,129)	$55,738
Series E preferred stock dividends paid ($0.65625 per share)	–	–	–	–	(1,081)	–	(1,081)
Cumulative-effect adjustment pursuant to adoption of ASC 606	–	–	–	–	–	2,739	2,739
Exercise of stock options	–	–	301	–	1,014	–	1,014
Stock-based compensation expense	–	–	–	–	297	–	297
Net loss	–	–	–	–	–	(1,961)	(1,961)
Balance at July 31, 2018	1,648	$2	55,990	$55	$615,040	$(558,351)	$56,746

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended July 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,164)	$(1,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	726	642
Stock-based compensation	603	297
Changes in operating assets and liabilities:
Accounts receivable	(849)	803
Contract assets	(1,262)	(1,887)
Inventory	(1,474)	(910)
Prepaid expenses and other current assets	(68)	153
Accounts payable	(410)	1,151
Accrued payroll and related expenses	(310)	(534)
Contract liabilities	3,453	(2,028)
Other liabilities	287	(579)
Assets and liabilities of discontinued operations	–	(2,595)
Net cash used in operating activities	(2,468)	(7,448)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(38)	(192)
Proceeds from sale of research and development assets	–	3,000
Net cash (used in) provided by investing activities	(38)	2,808

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	258	1,014
Dividends paid on preferred stock	(1,081)	(1,081)
Principal payments on finance lease	(78)	(74)
Net cash used in financing activities	(901)	(141)

Change in cash, cash equivalents and restricted cash	(3,407)	(4,781)

Cash, cash equivalents and restricted cash, beginning of period	33,501	43,415

Cash, cash equivalents and restricted cash, end of period	$30,094	$38,634

Cash and cash equivalents, end of period	28,944	37,484
Restricted cash, end of period	1,150	1,150
Cash, cash equivalents and restricted cash, end of period	$30,094	$38,634

Supplemental disclosures of non-cash activities:
Unpaid purchases of property and equipment	$1,516	$62
Property and equipment acquired under finance lease	$–	$245

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 – Description of Company and Basis of Presentation

Avid Bioservices, Inc. is a contract development and manufacturing organization (“CDMO”) that provides a comprehensive range of services from process development to Current Good Manufacturing Practices (“CGMP”) commercial manufacturing focused on biopharmaceutical products derived from mammalian cell culture for biotechnology and pharmaceutical companies.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to quarterly reports on Form 10-Q, and accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019, as filed with the SEC on June 27, 2019. The condensed consolidated balance sheet at April 30, 2019 has been derived from audited financial statements at that date. The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented, with such adjustments consisting only of normal recurring adjustments. Results of operations for interim periods covered by this Quarterly Report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year or any other interim period.

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

Certain prior period amounts within the accompanying unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications did not affect our financial position, net loss, cash flows as of and for the periods presented.

Note 2 – Summary of Significant Accounting Policies

Information regarding our significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, of the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019.

Revenue Recognition

Revenue is recognized from contract manufacturing services provided under our customer contracts, which we have disaggregated into manufacturing and process development revenue streams:

Manufacturing revenue

Manufacturing revenue generally represents revenue from the manufacturing of customer product(s) derived from mammalian cell culture recognized over time utilizing an input method that compares the cost of cumulative work-in-process to date to the most current estimates for the entire cost of the performance obligation. Under a manufacturing contract, a quantity of manufacturing runs are ordered and the product is manufactured according to the customer’s specifications and typically only one performance obligation is included. Each manufacturing run represents a distinct service that is sold separately and has stand-alone value to the customer. The product(s) are manufactured exclusively for a specific customer and have no alternative use. The customer retains control of their product during the entire manufacturing process and can make changes to the process or specifications at their request. Under these agreements, we are entitled to consideration for progress to date that includes an element of profit margin.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Process development revenue

Process development revenue generally represents revenue from non-manufacturing related services associated with the custom development of a manufacturing process and analytical methods for a customer’s product. Process development revenue is recognized over time utilizing an input method that compares the cost of cumulative work-in-process to date to the most current estimates for the entire cost of the performance obligation. Under a process development contract, the customer owns the product details and process, which has no alternative use. These process development projects are customized to each customer to meet their specifications and typically only one performance obligation is included. Each process represents a distinct service that is sold separately and has stand-alone value to the customer. The customer also retains control of their product as the product is being created or enhanced by our services and can make changes to their process or specifications upon request.

The following table summarizes our manufacturing and process development revenue streams (in thousands):

	Three Months Ended July 31,
	2019	2018
Manufacturing revenue	$12,908	$10,300
Process development revenue	2,346	2,289
Total revenues	$15,254	$12,589

The timing of revenue recognition, billings and cash collections results in billed trade receivables, contract assets (unbilled receivables), and contract liabilities (customer deposits and deferred revenue). Contract assets are recorded when our right to consideration is conditioned on something other than the passage of time. Contract assets are reclassified to accounts receivable on the balance sheet when our rights become unconditional. Contract liabilities represent customer deposits and deferred revenue billed and/or received in advance of our fulfillment of performance obligations. Contract liabilities convert to revenue as we perform our obligations under the contract. During the three months ended July 31, 2019 and 2018, we recognized revenue of $6,245 and $6,962, respectively, for which the contract liability was recorded in a prior year period.

We apply the practical expedient available under ASC 606 that permits us not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. In addition, we currently do not have any unsatisfied performance obligations for contracts greater than one year.

Leases

On May 1, 2019, we adopted the Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASC 842”) using the modified retrospective approach. Accordingly, prior period financial information and disclosures have not been adjusted and will continue to be reported in accordance with our historic accounting under the previous lease standard. In addition, we elected the package of practical expedients available for existing contracts, which allowed us to carryforward our historical assessments of lease identification, lease classification, and initial direct costs. As a result of adopting ASC 842, we recognized right-of-use assets and lease liabilities of $23.3 million and $25.5 million, respectively, on May 1, 2019, which are primarily related to our facility operating leases (Note 3). The difference between the right-of-use assets and lease liabilities is primarily attributed to the elimination of deferred rent. There was no adjustment to the opening balance of accumulated deficit as a result of the adoption of ASC 842.

We determine if an arrangement is or contains a lease at inception. Our operating leases with a term greater than one year are included in operating lease right-of-use assets, operating lease liabilities and operating lease liabilities, less current portion in our condensed consolidated balance sheet at July 31, 2019. Right-of-use assets represent our right to use an underlying asset during the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, we use our incremental borrowing rate which represents an estimated rate of interest that we would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date.

Our operating leases may include options to extend the lease which are included in the lease term when it is reasonably certain that we will exercise a renewal option(s). Operating lease expense is recognized on a straight-line basis over the expected lease term.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

We elected the post-transition practical expedient to not separate lease components from non-lease components for all existing leases. We also elected a policy to not apply the recognition requirements of ASC 842 for short-term leases.

Inventory

Inventory consists of raw materials inventory and are valued at the lower of cost or net realizable value, determined by the first-in, first-out method. We periodically review raw materials inventory for potential impairment and adjust inventory to its net realizable value based on the estimate of future use and reduce the carrying value of inventory as deemed necessary.

Property and Equipment

Property and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related asset, generally ranging from three to ten years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Construction-in-progress, which represents direct costs related to the construction of various equipment and leasehold improvements primarily associated with our manufacturing facilities, are not depreciated until the asset is completed and placed into service. No interest was incurred or capitalized as construction-in-progress as of July 31, 2019 and April 30, 2019.

All of our property and equipment are located in the U.S. Property and equipment consist of the following (in thousands):

	July 31, 2019	April 30, 2019
Leasehold improvements	$20,574	$20,574
Laboratory and manufacturing equipment	12,983	12,858
Computer equipment and software	4,662	4,644
Furniture, fixtures and office equipment	528	528
Construction-in-progress	3,001	1,590
Total property and equipment, gross	$41,748	$40,194
Less: accumulated depreciation and amortization	(15,295)	(14,569)
Total property and equipment, net	$26,453	$25,625

Depreciation and amortization expense for the three months ended July 31, 2019 and 2018 was $0.7 million and $0.6 million, respectively.

Impairment

Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. Long-lived assets are reported at the lower of carrying amount or fair value less cost to sell. For the three months ended July 31, 2019 and 2018, there were no indicators of impairment of the value of our long-lived assets.

Stock-Based Compensation

We account for stock options, restricted stock units and other stock-based awards granted under our equity compensation plans in accordance with the authoritative guidance for stock-based compensation. The estimated fair value of stock options granted to employees in exchange for services is measured at the grant date, using a fair value based method, such as a Black-Scholes option valuation model, and is recognized as expense on a straight-line basis over the requisite service periods. The fair value of restricted stock units is measured at the grant date based on the closing market price of our common stock on the date of grant, and is recognized as expense on a straight-line basis over the period of vesting. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur. As of July 31, 2019, there were no outstanding stock-based awards with market or performance conditions.

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

As of July 31, 2019 and April 30, 2019, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash equivalents, which are primarily invested in money market funds with one major commercial bank, are carried at fair value based on quoted market prices for identical securities (Level 1 input). In addition, there were no transfers between any Levels of the fair value hierarchy during the three months ended July 31, 2019 and 2018.

Recent Accounting Standards Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard update requires that certain financial assets be measured at amortized cost net of an allowance for estimated credit losses such that the net receivable represents the present value of expected cash collection. In addition, this standard update requires that certain financial assets be measured at amortized cost reflecting an allowance for estimated credit losses expected to occur over the life of the assets. The estimate of credit losses must be based on all relevant information including historical information, current conditions and reasonable and supportable forecasts that affect the collectability of the amounts. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, which will be our fiscal year 2021 beginning May 1, 2020; however, early adoption is permitted. We are currently evaluating the timing and impact of adopting ASU 2016-13 on our consolidated financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 3 – Leases

We currently lease office, manufacturing and warehouse space in five buildings under four separate non-cancellable operating lease agreements. All of our leased facilities are located in close proximity in Tustin, California, have original lease terms ranging from 7 to 12 years, contain two multi-year renewal options, and scheduled rent increases of 3% on either an annual or biennial basis. With respect to multi-year renewal options, a multi-year renewal option was used in determining the right-of-use asset and lease liability for two of our leases as we considered it reasonably certain that we would exercise such renewal options. In addition, three of our leases provide for periods of free rent, lessor improvements and tenant improvement allowances, of which, certain of these improvements have been classified as leasehold improvements and are being amortized over the shorter of the estimated useful life of the improvements or the remaining life of the lease. As collateral for three of our leases we are required to maintain letters of credit, which in aggregate is $1,150 and is included in restricted cash in the accompanying condensed consolidated balance sheets as of July 31, 2019 and April 30, 2019. The operating lease right-of-use assets and liabilities on our July 31, 2019 condensed consolidated balance sheets primarily relate to these facility leases.

Our operating lease expense for the three months ended July 31, 2019 was $0.9 million and was included in our condensed consolidated statements of operations. Cash paid for amounts included in the measurement of lease liabilities for the three months ended July 31, 2019 was $0.8 million and was included in net cash used in operating activities in our condensed consolidated statements of cash flows.

As of July 31, 2019, the maturities of our operating lease liabilities were as follows (in thousands):

Fiscal Year Ending April 30,	Total
2020 (remaining period)	$2,489
2021	3,391
2022	3,422
2023	3,445
2024	3,341
Thereafter	22,020
Total lease payments	$38,108
Less: imputed interest	(13,275)
Total operating lease liabilities	$24,833

The balance sheet classification of our operating lease liabilities was as follows (in thousands):

July 31, 2019
Operating lease liabilities	$1,382
Operating lease liabilities, less current portion	23,451
Total operating lease liabilities	$24,833

As of July 31, 2019, the weighted average remaining lease term and weighted average discount rate of our operating leases was 10.8 years and 8.0%, respectively.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 4 – Stockholders’ Equity

Series E Preferred Stock Dividend

On June 5, 2019, our Board of Directors declared a quarterly cash dividend of $0.65625 per share on our 10.50% Series E Convertible Preferred Stock (the “Series E Preferred Stock”). The dividend payment is equivalent to an annualized 10.50% per share, based on the $25.00 per share stated liquidation preference, accruing from April 1, 2019 through June 30, 2019. The cash dividend of $1.1 million was paid on July 1, 2019 to holders of the Series E Preferred Stock of record on June 17, 2019.

Each share of Series E Preferred Stock is convertible into a whole number of shares of our common stock determined by dividing the liquidation preference of $25.00 per share by the conversion price, currently $21.00 per share. As of July 31, 2019, if all of our issued and outstanding shares of Series E Preferred Stock were converted at the $21.00 per share conversion price, the holders of our Series E Preferred Stock would receive an aggregate of 1,961,619 shares of our common stock. However, we have reserved the maximum number of shares of our common stock that could be issued upon a change of control event assuming our shares of common stock are acquired for consideration of $5.985 per share or less. In this scenario, each outstanding share of our Series E Preferred Stock could be converted into 4.14 shares of our common stock, or 6,826,435 in aggregate.

Note 5 – Equity Compensation Plans

Stock Incentive Plans

As of July 31, 2019, we had an aggregate of 7,161,429 shares of our common stock reserved for issuance under our stock incentive plans, of which 3,908,148 shares were subject to outstanding stock options and restricted stock units and 3,253,281 shares were available for future grants of stock-based awards.

Stock Options

The following summarizes our stock option transaction activity for the three months ended July 31, 2019:

	Stock Options	Grant Date Weighted Average Exercise Price
	(in thousands)
Outstanding at May 1, 2019	3,274	$7.51
Granted	564	$5.79
Exercised	(74)	$3.50
Canceled or expired	(217)	$3.71
Outstanding at July 31, 2019	3,547	$7.56

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Restricted Stock Units (“RSUs”)

The following summarizes our RSUs transaction activity for the three months ended July 31, 2019:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at May 1, 2019	200	$4.32
Granted	194	$5.91
Vested	(27)	$3.62
Forfeited	(6)	$4.31
Outstanding at July 31, 2019	361	$5.23

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “ESPP”) is a stockholder-approved plan under which eligible employees are allowed to purchase shares of our common stock through payroll deductions at a price equal to 85% of the lower of the fair market value our common stock as of the first trading day of the offering period or on the last trading day of the six-month offering period. Employee participants are limited to purchase no more than $25,000 of stock in any one calendar year. No shares of our common stock were purchased under the ESPP during the three months ended July 31, 2019 as the current six-month offering period ends on October 31, 2019. As of July 31, 2019, we had 1,196,261 shares of our common stock reserved for issuance under the ESPP.

Stock-Based Compensation

Stock-based compensation expense for the three months ended July 31, 2019 and 2018 was comprised of the following (in thousands):

	Three Months Ended July 31,
	2019	2018
Cost of revenues	$187	$85
Selling, general and administrative	416	212
Total stock-based compensation	$603	$297

As of July 31, 2019, the total estimated unrecognized compensation cost related to non-vested employee stock options and non-vested RSUs was $4.9 million and $1.8 million, respectively. These costs are expected to be recognized over weighted average vesting periods of 3.03 years and 3.55 years, respectively.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 6 – Net Loss Per Common Share

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

The potential dilutive effect of stock options, unvested RSUs, shares of common stock expected to be issued under our ESPP, and warrants outstanding during the period are calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. The potential dilutive effect of our Series E Preferred Stock outstanding during the period was calculated using the if-converted method assuming the conversion of Series E Preferred Stock as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. However, because the impact of stock options, unvested RSUs, shares of common stock expected to be issued under our ESPP, warrants, and Series E Preferred Stock are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per common share amounts for the three months ended July 31, 2019 and 2018.

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of the following weighted average outstanding stock options, unvested RSUs and shares of common stock expected to be issued under our ESPP as their impact is anti-dilutive during periods of net loss (in thousands):

	Three Months Ended July 31,
	2019	2018
Stock options	107	102
RSUs	46	7
ESPP	2	3
Total	155	112

The calculation of weighted average diluted shares outstanding also excludes the following weighted average outstanding stock options, unvested RSUs, warrants, and Series E Preferred Stock (assuming the if-converted method), as their exercise prices or conversion price were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect (in thousands):

	Three Months Ended July 31,
	2019	2018
Stock options	2,858	2,695
RSUs	42	–
Warrants	–	39
Series E Preferred Stock	1,979	1,979
Total	4,879	4,713

Note 7 – Subsequent Events

On September 4, 2019, our Board of Directors declared a quarterly cash dividend of $0.65625 per share on our outstanding Series E Preferred Stock. The dividend payment is equivalent to an annualized 10.50% per share, based on the $25.00 per share stated liquidation preference, accruing from July 1, 2019 through September 30, 2019. The cash dividend is payable on October 1, 2019 to holders of the Series E Preferred Stock of record on September 16, 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Avid Bioservices, Inc. included in Part I Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results of operations to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019, those identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, and in other filings we may make with the Securities and Exchange Commission from time to time. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements and, except as required by law, assume no obligation and do not intend to update these forward-looking statements.

Overview

We are a dedicated CDMO that provides a comprehensive range of services from process development to CGMP commercial manufacturing focused on biopharmaceutical products derived from mammalian cell culture. With over 25 years of experience producing monoclonal antibodies and recombinant proteins in batch, fed-batch and perfusion modes, our services include CGMP clinical and commercial product manufacturing, purification, bulk packaging, stability testing and regulatory submissions and support. We also provide a variety of process development services, including cell line development and optimization, cell culture and feed optimization, analytical methods development and product characterization.

Strategic Objectives

We have established and are currently executing on the following near-term strategic objectives:

•	Expand existing customer relationships and diversify our customer base by securing additional customers to support our future potential revenue growth;
•	Continue to invest in manufacturing facilities and infrastructure to maximize our facility utilization and support our customers’ development and clinical and commercial manufacturing requirements; and
•	Broaden our sales force by hiring sales representatives to execute our business development initiatives in key markets.

First Quarter Highlights

The following summarizes select highlights from our first quarter ended July 31, 2019:

•	Entered into a new contract manufacturing agreement with one of the world’s leading pharmaceutical companies to provide process transfer and clinical manufacturing services to support the development of a novel therapeutic candidate;
•	Expanded our relationship with an existing customer under a new contract manufacturing agreement to provide process development and clinical manufacturing services to support the development of a novel drug candidate; and
•	Appointed Catherine Mackey, Ph.D. to our board of directors as an independent member. Dr. Mackey is an experienced leader, director and advisor with more than 30 years of research and development and operations experience in the pharmaceutical, biotechnology and agricultural industries.

We are also currently in the process of expanding and optimizing our process development capabilities and laboratory space, which includes expanding our total available process development laboratory space, upgrading the infrastructure and equipment within our existing process development laboratories, and implementing new state-of-the-art technologies and equipment designed to facilitate efficient, high-throughput development of innovative upstream and downstream manufacturing processes.  We are strategically conducting this work in phases to avoid disruption to current customer programs.

Performance and Financial Measures

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are revenues, gross profit, selling, general and administrative expenses and operating income.

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

Results of Operations

The following table compares the unaudited condensed consolidated statements of operations from our operations for the three months ended July 31, 2019 and 2018 (in thousands):

	Three Months Ended July 31,
	2019	2018	$ Change
Revenues	$15,254	$12,589	$2,665
Cost of revenues	14,168	11,397	2,771
Gross profit	1,086	1,192	(106)
Operating expenses:
Selling, general and administrative	4,459	3,215	1,244
Operating loss	(3,373)	(2,023)	(1,350)
Interest and other income, net	209	62	147
Net loss	$(3,164)	$(1,961)	$(1,203)

Three Months Ended July 31, 2019 Compared to Three Months Ended July 31, 2018

Revenues

Revenues for the three months ended July 31, 2019 were $15.3 million compared to $12.6 million for the same period in the prior year, an increase of $2.7 million or 21%. The increase in revenues can primarily be attributed to growing manufacturing demand from a more diversified customer base. The increase in revenues was attributed to the following components of our revenue streams:

$ millions
Net increase in manufacturing revenue	$2.6
Net increase in process development revenue	0.1
Total increase in revenues	$2.7

Gross Profit

Gross profit for the three months ended July 31, 2019 was $1.1 million compared to $1.2 million for the same period in the prior year, a decrease of $0.1 million, where gross margins were 7% and 9%, respectively. Despite increased revenue during the first quarter of 2020, gross profit was impacted by hiring personnel to accommodate growth in production demand, a realignment of the company's compensation structure to secure our existing workforce, and equipment repairs, which in aggregate negatively impacted gross profit by eight percentage points. This decrease was partially offset by increased revenue on customer contracts, which positively impacted gross profit by seven percentage points.

Selling, General and Administrative Expenses

SG&A expenses were $4.5 million for the three months ended July 31, 2019 compared to $3.2 million for the same period in the prior year, an increase of approximately $1.2 million or 39%. As a percentage of revenue, SG&A expenses for the three months ended July 31, 2019 and 2018 were 29% and 26%, respectively. The increase in SG&A expenses was attributed to the following components:

$ millions
Increase in separation related expenses	$0.6
Increase in payroll and benefit costs	0.4
Increase in stock-based compensation expense	0.2
Total increase in SG&A expenses	$1.2

Operating Loss

Operating loss was $3.4 million, or a negative 22% of revenue, for the three months ended July 31, 2019 compared to an operating loss of $2.0 million, or a negative 16% of revenue, for the same period in the prior year. Of this $1.4 million change in year-over-year operating loss, approximately $0.1 million was attributable to a gross profit decrease and a SG&A increase of approximately $1.2 million.

Liquidity and Capital Resources

At July 31, 2019, we had $28.9 million in cash and cash equivalents. Our ability to fund our operations is dependent on the amount of cash on hand and our ability to generate positive cash flow to sustain our current operations. If we are unable to generate sufficient revenue to generate positive cash flow from operations we will experience negative cash flows from operations. We plan to fund our operations using our existing cash and cash equivalents and cash generated from services provided under our customer contracts. As of July 31, 2019, we performed an analysis and concluded that our cash and cash equivalents as of July 31, 2019 together with cash expected to be generated from services provided under our customer contracts will be sufficient to support our operations for at least one year from the issuance date of this Quarterly Report.

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

Cash Flow Analysis

Significant components of the changes in cash flows from operating, investing and financing activities for the three months ended July 31, 2019 and 2018 are as follows (in thousands):

	Three Months Ended July 31,
	2019	2018
Net cash used in operating activities	$(2,468)	$(7,448)
Net cash (used in) provided by investing activities	(38)	2,808
Net cash used in financing activities	(901)	(141)

Cash Used In Operating Activities

Net cash used in operating activities represents our net loss, as reported, adjustments to reconcile net loss to net cash used in operating activities and net changes in the timing of cash flows as reflected by the changes in operating assets and liabilities.

Net cash used in operating activities for the three months ended July 31, 2019 was primarily attributable to a net loss of $3.2 million, offset by noncash charges for depreciation and amortization and stock-based compensation for an aggregate adjustment of $1.3 million, and net cash flows from the net change in operating assets and liabilities of $0.6 million. The net change in operating assets and liabilities was primarily due to the timing of cash receipts and expenditures associated with working capital.

Net cash used in operating activities for the three months ended July 31, 2018 was primarily attributable to a net loss of $2.0 million, offset by noncash charges for depreciation and amortization and stock-based compensation for an aggregate adjustment of $0.9 million, cash outflow of $2.6 million related to the change in assets and liabilities of discontinued operations, and net cash outflows from the net change in operating assets and liabilities of $3.8 million. The net change in operating assets and liabilities was primarily due to the timing of cash receipts and expenditures associated with working capital.

Cash (Used In) Provided By Investing Activities

Investing activities consist of capital expenditures for our manufacturing and development operations and with respect to the prior year period, proceeds from the sale of certain research and development assets associated with our discontinued research and development segment (as described in Note 10 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019).

Net cash used in investing activities during the three months ended July 31, 2019 consisted of property and equipment acquisitions of less than $0.1 million.

Net cash provided by investing activities for the three months ended July 31, 2018 consisted of proceeds of $3.0 million related to the sale of certain research and development assets associated with our discontinued research and development segment, offset by property and equipment acquisitions of $0.2 million.

Cash Used In Financing Activities

Financing activities primarily consist of cash dividends paid on preferred stock and proceeds from the exercise of stock options.

Net cash used in financing activities for the three months ended July 31, 2019 was $0.9 million. This included $1.1 million in dividends paid on preferred stock and $0.1 million of principal finance lease payments, offset by $0.3 million of proceeds from the exercise of stock options.

Net cash used in financing activities for the three months ended July 31, 2018 was $0.1 million. This included $1.1 million in dividends paid on preferred stock and $0.1 million of principal lease payments, offset by $1.0 million of proceeds from the exercise of stock options.

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial position and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We review our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. During the three months ended July 31, 2019, there were no significant changes in our critical accounting policies as previously disclosed by us in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2019.

Recent Accounting Pronouncements

Refer to Note 2, Summary of Significant Accounting Policies, in the accompanying notes to the unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements, including ASC 842, the new standard related to accounting for leases adopted on May 1, 2019.

Backlog

Our backlog represents, as of a point in time, future contract manufacturing revenue from work not yet completed under signed contracts. As of July 31, 2019, our backlog was approximately $61 million as compared to approximately $46 million as of our fiscal year ended April 30, 2019. While we anticipate the majority of our backlog will be recognized as revenue during fiscal year 2020, our backlog is subject to a number of risks and uncertainties, including the risk that a customer timely cancels its commitments prior to our initiation of manufacturing services, in which case we may be required to refund some or all of the amounts paid to us in advance under those canceled commitments; the risk that a customer may experience delays in its program(s) or otherwise, which could result in the postponement of anticipated manufacturing services; and, the risk that we may not successfully execute on all customer projects, any of which could have a negative impact on our liquidity, reported backlog and future revenue.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three months ended July 31, 2019, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the fiscal year ended April 30, 2019.

Item 4.	Controls And Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of management, including our principle executive officer and principle financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2019, the end of the period covered by this Quarterly Report. Based on that evaluation, our principle executive officer and principle financial officer concluded that our disclosure controls and procedures were effective as of July 31, 2019.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting, during the quarter ended July 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, results of operations, financial condition or cash flows. For a detailed discussion of the risks that affect our business, please refer to Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019. There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K.

Item 6.	Exhibits

(a)	Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Taxonomy Extension Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Presentation Extension Linkbase Document. *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVID BIOSERVICES, INC.

Date: September 5, 2019	By: /s/ Richard B. Hancock
Richard B. Hancock
Interim President and Chief Executive Officer

Date: September 5, 2019	By: /s/ Daniel R. Hart
Daniel R. Hart
Chief Financial Officer
(signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)

