Form 10-Q
period 2019-10-31
Avid Bioservices, Inc.
filed 2019-12-09
CIK 704562

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

or

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

As of November 30, 2019, the number of shares of registrant’s common stock outstanding was 56,338,143.

AVID BIOSERVICES, INC.

Form 10-Q

For The Quarter Ended October 31, 2019

TABLE OF CONTENTS

As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “we,” “us,” “our,” and the “Company” refer to Avid Bioservices, Inc. and its consolidated subsidiaries.

i

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

avid bioservices, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	October 31, 2019	April 30, 2019
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$33,960	$32,351
Accounts receivable	7,422	7,374
Contract assets	6,110	4,327
Inventory	7,809	6,557
Prepaid expenses and other current assets	926	709
Total current assets	56,227	51,318
Property and equipment, net	26,990	25,625
Operating lease right-of-use assets	21,381	–
Restricted cash	350	1,150
Other assets	302	302
Total assets	$105,250	$78,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,126	$4,352
Accrued payroll and related costs	3,360	3,540
Contract liabilities	22,199	14,651
Operating lease liabilities	1,241	–
Other current liabilities	746	619
Total current liabilities	33,672	23,162

Operating lease liabilities, less current portion	22,394	–
Deferred rent, less current portion	–	2,072
Other long-term liabilities	–	93

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; 1,648 shares issued and outstanding at October 31, 2019 and April 30, 2019, respectively	2	2
Common stock, $0.001 par value; 150,000 shares authorized; 56,338 and 56,136 shares issued and outstanding at October 31, 2019 and April 30, 2019, respectively	56	56
Additional paid-in capital	613,325	613,615
Accumulated deficit	(564,199)	(560,605)
Total stockholders’ equity	49,184	53,068
Total liabilities and stockholders’ equity	$105,250	$78,395

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and comprehensive loss

(Unaudited) (In thousands, except per share information)

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018

Revenues	$18,313	$10,178	$33,567	$22,767
Cost of revenues	14,953	9,844	29,121	21,241
Gross profit	3,360	334	4,446	1,526

Operating expenses:
Selling, general and administrative	3,534	2,816	7,993	6,031
Loss on lease termination	355	–	355	–
Total operating expenses	3,889	2,816	8,348	6,031

Operating loss	(529)	(2,482)	(3,902)	(4,505)
Interest and other income, net	99	119	308	181
Loss from continuing operations before income taxes	(430)	(2,363)	(3,594)	(4,324)
Income tax benefit	–	173	–	173
Loss from continuing operations, net of tax	(430)	(2,190)	(3,594)	(4,151)
Income from discontinued operations, net of tax	–	739	–	739
Net loss	$(430)	$(1,451)	$(3,594)	$(3,412)

Comprehensive loss	$(430)	$(1,451)	$(3,594)	$(3,412)

Series E preferred stock accumulated dividends	(1,442)	(1,442)	(2,523)	(2,523)
Net loss attributable to common stockholders	$(1,872)	$(2,893)	$(6,117)	$(5,935)

Basic and diluted net (loss) income per common share attributable to common stockholders:
Continuing operations	$(0.03)	$(0.06)	$(0.11)	$(0.12)
Discontinued operations	–	0.01	–	0.01
Net loss per share attributable to common stockholders	$(0.03)	$(0.05)	$(0.11)	$(0.11)

Weighted average basic and diluted shares outstanding	56,253	56,009	56,210	55,889

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS of STOCKHOLDERs’ EQUITY

(Unaudited) (In thousands, except per share information)

	Three Months Ended October 31, 2019
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at July 31, 2019	1,648	$2	56,238	$56	$613,395	$(563,769)	$49,684
Series E preferred stock dividends paid ($0.65625 per share)	–	–	–	–	(1,081)	–	(1,081)
Common stock issued under employee stock purchase plan	–	–	47	–	187	–	187
Exercise of stock options	–	–	53	–	173	–	173
Stock-based compensation expense	–	–	–	–	651	–	651
Net loss	–	–	–	–	–	(430)	(430)
Balance at October 31, 2019	1,648	$2	56,338	$56	$613,325	$(564,199)	$49,184

	Three Months Ended October 31, 2018
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at July 31, 2018	1,648	$2	55,990	$55	$615,040	$(558,351)	$56,746
Series E preferred stock dividends paid ($0.65625 per share)	–	–	–	–	(1,081)	–	(1,081)
Common stock issued under employee stock purchase plan	–	–	40	–	114	–	114
Exercise of stock options	–	–	33	1	143	–	144
Stock-based compensation expense	–	–	–	–	325	–	325
Net loss	–	–	–	–	–	(1,451)	(1,451)
Balance at October 31, 2018	1,648	$2	56,063	$56	$614,541	$(559,802)	$54,797

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS of STOCKHOLDERs’ EQUITY (Continued)

(Unaudited) (In thousands, except per share information)

	Six Months Ended October 31, 2019
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at April 30, 2019	1,648	$2	56,136	$56	$613,615	$(560,605)	$53,068
Series E preferred stock dividends paid ($1.3125 per share)	–	–	–	–	(2,162)	–	(2,162)
Common stock issued under employee stock purchase plan	–	–	47	–	187	–	187
Exercise of stock options	–	–	127	–	431	–	431
Vesting of restricted stock units	–	–	28	–	–	–	–
Stock-based compensation expense	–	–	–	–	1,254	–	1,254
Net loss	–	–	–	–	–	(3,594)	(3,594)
Balance at October 31, 2019	1,648	$2	56,338	$56	$613,325	$(564,199)	$49,184

	Six Months Ended October 31, 2018
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at April 30, 2018	1,648	$2	55,689	$55	$614,810	$(559,129)	$55,738
Series E preferred stock dividends paid ($1.3125 per share)	–	–	–	–	(2,162)	–	(2,162)
Cumulative-effect adjustment pursuant to adoption of ASC 606	–	–	–	–	–	2,739	2,739
Common stock issued under employee stock purchase plan	–	–	40	–	114	–	114
Exercise of stock options	–	–	334	1	1,157	–	1,158
Stock-based compensation expense	–	–	–	–	622	–	622
Net loss	–	–	–	–	–	(3,412)	(3,412)
Balance at October 31, 2018	1,648	$2	56,063	$56	$614,541	$(559,802)	$54,797

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Six Months Ended October 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,594)	$(3,412)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,467	1,325
Stock-based compensation	1,254	622
Loss on lease termination	355	–
Loss on disposal of assets	13	–
Gain on sale of research and development assets	–	(1,000)
Changes in operating assets and liabilities:
Accounts receivable	(48)	(443)
Contract assets	(1,783)	(2,204)
Inventory	(1,252)	(1,478)
Prepaid expenses and other assets	(217)	(93)
Accounts payable	(86)	880
Accrued payroll and related expenses	(180)	(735)
Contract liabilities	7,548	(2,715)
Other accrued expenses and current liabilities	(61)	(774)
Assets and liabilities of discontinued operations	–	(4,134)
Net cash provided by (used in) operating activities	3,416	(14,161)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(985)	(446)
Proceeds from sale of research and development assets	–	6,000
Net cash (used in) provided by investing activities	(985)	5,554

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	431	1,158
Proceeds from issuance of common stock under employee stock purchase plan	187	114
Dividends paid on preferred stock	(2,162)	(2,162)
Principal payments on finance lease	(78)	(74)
Net cash used in financing activities	(1,622)	(964)

Change in cash, cash equivalents and restricted cash	809	(9,571)
Cash, cash equivalents and restricted cash, beginning of period	33,501	43,415
Cash, cash equivalents and restricted cash, end of period	$34,310	$33,844

Supplemental disclosures of non-cash activities:
Unpaid purchases of property and equipment	$1,860	$434
Property and equipment acquired under finance lease	$–	$245

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

The unaudited condensed consolidated financial statements include the accounts of Avid Bioservices, Inc. and its subsidiaries. All intercompany accounts and transactions among the consolidated entities have been eliminated in the unaudited condensed consolidated financial statements.

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

Discontinued Operations

For all periods presented, the operating results of our former research and development segment have been excluded from continuing operations and reported as income from discontinued operations, net of tax, in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss (Note 7).

Note 2 – Summary of Significant Accounting Policies

Information regarding our significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, of the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Revenue Recognition

Revenue is recognized from services provided under our customer contracts, which we have disaggregated into manufacturing and process development revenue streams.

Manufacturing revenue

Manufacturing revenue generally represents revenue from the manufacturing of customer products recognized over time utilizing an input method that compares the cost of cumulative work-in-process to date to the most current estimates for the entire cost of the performance obligation. Under a manufacturing contract, a quantity of manufacturing runs are ordered and the product is manufactured according to the customer’s specifications and typically only one performance obligation is included. Each manufacturing run represents a distinct service that is sold separately and has stand-alone value to the customer. The products are manufactured exclusively for a specific customer and have no alternative use. The customer retains control of their product during the entire manufacturing process and can make changes to the process or specifications at their request. Under these agreements, we are entitled to consideration for progress to date that includes an element of profit margin.

Process development revenue

Process development revenue generally represents revenue from services associated with the custom development of a manufacturing process and analytical methods for a customer’s product. Process development revenue is recognized over time utilizing an input method that compares the cost of cumulative work-in-process to date to the most current estimates for the entire cost of the performance obligation. Under a process development contract, the customer owns the product details and process, which has no alternative use. These process development projects are customized to each customer to meet their specifications and typically only one performance obligation is included. Each process represents a distinct service that is sold separately and has stand-alone value to the customer. The customer also retains control of their product as the product is being created or enhanced by our services and can make changes to their process or specifications upon request.

The following table summarizes our manufacturing and process development revenue streams for the three and six months ended October 31, 2019 and 2018 (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Manufacturing revenue	$15,989	$7,243	$28,897	$17,543
Process development revenue	2,324	2,935	4,670	5,224
Total revenues	$18,313	$10,178	$33,567	$22,767

The timing of revenue recognition, billings and cash collections results in billed trade receivables, contract assets (unbilled receivables), and contract liabilities (customer deposits and deferred revenue). Contract assets are recorded when our right to consideration is conditioned on something other than the passage of time. Contract assets are reclassified to accounts receivable on the balance sheet when our rights become unconditional. Contract liabilities represent customer deposits and deferred revenue billed and/or received in advance of our fulfillment of performance obligations. Contract liabilities convert to revenue as we perform our obligations under the contract. During the three and six months ended October 31, 2019, we recognized revenue of $6.4 million and $12.6 million, respectively, for which the contract liability was recorded in a prior period. During the three and six months ended October 31, 2018, we recognized revenue of $3.1 million and $10.0 million, respectively, for which the contract liability was recorded in a prior period.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We apply the practical expedient available under ASC 606 that permits us not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. In addition, we do not have any unsatisfied performance obligations for contracts greater than one year as of October 31, 2019.

Leases

On May 1, 2019, we adopted the Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASC 842”) using the modified retrospective approach. Accordingly, prior period financial information and disclosures have not been adjusted and will continue to be reported in accordance with our historical accounting under the previous lease standard. In addition, we elected the package of practical expedients available for existing contracts, which allowed us to carry forward our historical assessments of lease identification, lease classification, and initial direct costs. As a result of adopting ASC 842, we recognized right-of-use assets and lease liabilities of $23.3 million and $25.5 million, respectively, on May 1, 2019, which are primarily related to our facility operating leases (Note 3). The difference between the right-of-use assets and lease liabilities is primarily attributed to the elimination of deferred rent. There was no adjustment to the opening balance of accumulated deficit as a result of the adoption of ASC 842.

We determine if an arrangement is or contains a lease at inception. Our operating leases with a term greater than one year are included in operating lease right-of-use assets, operating lease liabilities and operating lease liabilities, less current portion in our condensed consolidated balance sheet at October 31, 2019. Right-of-use assets represent our right to use an underlying asset during the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, we use our incremental borrowing rate which represents an estimated rate of interest that we would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date.

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

Restricted Cash

Under the terms of three separate operating leases related to our facilities (Note 3), we are required to maintain, as collateral, letters of credit. During the quarter ended October 31, 2019, $0.8 million of restricted cash that was pledged as collateral under two of such letters of credit was released back to us. As of October 31, 2019 and April 30, 2019, restricted cash of $0.4 million and $1.2 million, respectively, was pledged as collateral under these letter(s) of credit.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	October 31, 2019	April 30, 2019	October 31, 2018	April 30, 2018
Cash and cash equivalents	$33,960	$32,351	$32,694	$42,265
Restricted cash	350	1,150	1,150	1,150
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$34,310	$33,501	$33,844	$43,415

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Inventory

Inventory consists of raw materials inventory and is valued at the lower of cost, determined by the first-in, first-out method or net realizable value. We periodically review raw materials inventory for potential impairment and adjust inventory to its net realizable value based on the estimate of future use and reduce the carrying value of inventory as deemed necessary.

Property and Equipment

Property and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to ten years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Construction-in-progress, which represents direct costs related to the construction of various equipment and leasehold improvements primarily associated with our manufacturing facilities, is not depreciated until the asset is completed and placed into service. No interest was incurred or capitalized as construction-in-progress as of October 31, 2019 and April 30, 2019.

All of our property and equipment are located in the U.S. Property and equipment consist of the following (in thousands):

	October 31, 2019	April 30, 2019
Leasehold improvements	$21,132	$20,574
Laboratory and manufacturing equipment	13,137	12,858
Computer equipment and software	4,719	4,644
Furniture, fixtures and office equipment	685	528
Construction-in-progress	3,334	1,590
Total property and equipment, gross	$43,007	$40,194
Less: accumulated depreciation and amortization	(16,017)	(14,569)
Total property and equipment, net	$26,990	$25,625

Depreciation and amortization expense for the three and six months ended October 31, 2019 was $0.7 million and $1.5 million, respectively. Depreciation and amortization expense for the three and six months ended October 31, 2018 was $0.7 million and $1.3 million, respectively.

Impairment

Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. Long-lived assets are reported at the lower of carrying amount or fair value less cost to sell. For the six months ended October 31, 2019 and 2018, there were no indicators of impairment of the value of our long-lived assets.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Stock-Based Compensation

We account for stock options, restricted stock units and other stock-based awards granted under our equity compensation plans in accordance with the authoritative guidance for stock-based compensation. The estimated fair value of stock options granted to employees in exchange for services is measured at the grant date, using a fair value based method, such as a Black-Scholes option valuation model, and is recognized as expense on a straight-line basis over the requisite service periods. The fair value of restricted stock units is measured at the grant date based on the closing market price of our common stock on the date of grant, and is recognized as expense on a straight-line basis over the period of vesting. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur. As of October 31, 2019, there were no outstanding stock-based awards with market or performance conditions.

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

As of October 31, 2019 and April 30, 2019, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash equivalents, which are primarily invested in money market funds with one major commercial bank, are carried at fair value based on quoted market prices for identical securities (Level 1 input). In addition, there were no transfers between any Levels of the fair value hierarchy during the six months ended October 31, 2019 and 2018.

Income Taxes

The income tax benefit recognized in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss during the three and six months ended October 31, 2018 resulted from the “Intraperiod Tax Allocation” rules under ASC 740: Income Taxes, which requires the allocation of an entity’s total annual income tax provision among continuing operations and, in our case, discontinued operations. Accordingly, a tax benefit was recorded in continuing operations with an offsetting tax expense recorded in discontinued operations (Note 7).

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recent Accounting Standards Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard update requires that certain financial assets be measured at amortized cost net of an allowance for estimated credit losses such that the net receivable represents the present value of expected cash collection. In addition, this standard update requires that certain financial assets be measured at amortized cost reflecting an allowance for estimated credit losses expected to occur over the life of the assets. The estimate of credit losses must be based on all relevant information including historical information, current conditions and reasonable and supportable forecasts that affect the collectability of the amounts. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022 for all entities except SEC reporting companies that are not smaller reporting companies. As a smaller reporting company, ASU 2016-13 will now be effective for our fiscal year 2024 beginning May 1, 2023; however, early adoption is permitted. We are currently evaluating the timing and impact of adopting ASU 2016-13 on our consolidated financial statements.

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

Note 3 – Leases

We currently lease office, manufacturing and warehouse space in four buildings under three separate non-cancellable operating lease agreements. All of our leased facilities are located in close proximity in Tustin, California, have original lease terms ranging from 7 to 12 years, contain two multi-year renewal options, and scheduled rent increases of 3% on either an annual or biennial basis. With respect to multi-year renewal options, a multi-year renewal option was used in determining the right-of-use asset and lease liability for two of our leases as we considered it reasonably certain that we would exercise such renewal options. In addition, two of our leases provide for periods of free rent, lessor improvements and tenant improvement allowances, of which, certain of these improvements have been classified as leasehold improvements and are being amortized over the shorter of the estimated useful life of the improvements or the remaining life of the lease. The operating lease right-of-use assets and liabilities on our October 31, 2019 condensed consolidated balance sheets primarily relate to these facility leases.

In September 2019, we entered into a lease amendment to terminate an operating lease for one of our non-manufacturing facilities that was primarily utilized for warehouse space. The lease termination was primarily driven by our efforts to reduce costs by leveraging available warehouse space in our other facilities, which in aggregate will save us approximately $1.3 over the next four years. In connection with the termination of this lease, we removed the corresponding operating lease right-of-use asset and liability balances from our balance sheet and recognized a loss of $0.4 million, which amount is included in loss on lease termination in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended October 31, 2019. Additionally, the lease termination released $0.3 million of restricted cash that was pledged as collateral under a letter of credit required by the terminated lease.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Our operating lease expense for the three and six months ended October 31, 2019 was $0.9 million and $1.8 million, respectively, and is included in our accompanying unaudited condensed consolidated statements of operations and comprehensive loss as either cost of revenues or selling, general and administrative expense, depending on the leased asset. Cash paid for amounts included in the measurement of lease liabilities for the six months ended October 31, 2019 was $1.6 million and is included in net cash used in operating activities in our accompanying unaudited condensed consolidated statements of cash flows.

As of October 31, 2019, the maturities of our operating lease liabilities were as follows (in thousands):

Fiscal Year Ending April 30,	Total
2020 (remaining period)	$1,539
2021	3,135
2022	3,159
2023	3,174
2024	3,249
Thereafter	22,020
Total lease payments	$36,276
Less: imputed interest	(12,641)
Total operating lease liabilities	$23,635

The balance sheet classification of our operating lease liabilities was as follows (in thousands):

October 31, 2019
Operating lease liabilities	$1,241
Operating lease liabilities, less current portion	22,394
Total operating lease liabilities	$23,635

As of October 31, 2019, the weighted average remaining lease term and weighted average discount rate of our operating leases was 10.8 years and 8.1%, respectively.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4 – Stockholders’ Equity

Termination of Rights Agreement (Series D Preferred Stock)

On March 16, 2006, we entered into a Rights Agreement with Rights Agent named therein, which agreement was subsequently amended and restated on March 16, 2016 (as amended, the “Rights Agreement”). The Rights Agreement was designed to strengthen the ability of our Board of Directors to protect the interests of our stockholders against potential abusive or coercive takeover tactics and to enable all stockholders to receive the full and fair value of their investment in the event that an unsolicited attempt is made to acquire us. Under the Rights Agreement, our Board of Directors declared a dividend of one preferred share purchase right (the “Right”) for each share of our common stock held by our stockholders of record as of the close of business on March 27, 2006, each of which Right entitled the holder thereof to purchase a fraction of a share of our Series D Participating Preferred Stock, par value $0.001 per share, at the price specified in the Rights Agreement. The Rights were only exercisable if a person or group acquired 15% or more of our outstanding common stock or announced a tender offer or exchange offer which, if consummated, would have resulted in ownership by a person or group of 15% or more of our outstanding stock.

On September 23, 2019, the Rights Agreement was further amended to accelerate the scheduled expiration date of the Rights Agreement from the close of business on March 16, 2021 to the close of business on September 23, 2019, and effectively terminate the Rights Agreement and the Rights granted thereunder as of such expiration date. Our Board of Directors elected to terminate the Rights Agreement and the Rights granted thereunder based on their recent evaluation of the effectiveness of, and the need for, a stockholder rights plan and consideration of current corporate governance practices and proxy advisory guidelines. In connection with the termination of the Rights Agreement, we filed a Notification of Removal from Listing and/or Registration under Section 12(b) of the Securities Exchange Act on Form 25 with the SEC on September 23, 2019, in order to withdraw the Rights from registration under Section 12(b) of the Securities Exchange Act of 1934, as amended, which deregistration is expected to be effective 90 days after the filing date.

Series E Preferred Stock Dividends

Holders of our 10.50% Series E Convertible Preferred Stock $0.001 par value per share (“Series E Preferred Stock”), are entitled to receive cumulative dividends at the rate of 10.50% per annum based on the liquidation preference of $25.00 per share, or $2.625 per annum per share, which dividends are payable quarterly in cash, on or about the 1st day of each January, April, July and October. The following table summarizes the Series E Preferred Stock quarterly dividend activity during the six months ended October 31, 2019:

Declaration Date	Record Date	Payment Date	Cash Dividends Paid	Dividend Per Share
			(in thousands)
6/5/2019	6/17/2019	7/1/2019	$1,081	$0.65625
9/4/2019	9/16/2019	10/1/2019	1,081	0.65625
		Total	$2,162	$1.31250

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Each share of Series E Preferred Stock is convertible into a number of shares of our common stock determined by dividing the liquidation preference of $25.00 per share Series E Preferred Stock by the then-current conversion price per share, currently $21.00 per share, rounded down to the nearest whole number. As of October 31, 2019, if all of our issued and outstanding shares of Series E Preferred Stock were converted at the conversion price of $21.00 per share, the holders of our Series E Preferred Stock would receive an aggregate of 1,961,619 shares of our common stock. However, because the conversion price of our Series E Preferred Stock is subject to adjustment from time to time in accordance with the applicable provisions of our certificate of incorporation, we have reserved the maximum number of shares of our common stock that could be issued upon the conversion of our Series E Preferred Stock upon a change of control event assuming our shares of common stock are acquired for consideration of $5.985 per share or less. In this scenario, each outstanding share of our Series E Preferred Stock would be converted into 4.14 shares of our common stock, or 6,826,435 shares in the aggregate.

Note 5 – Equity Compensation Plans

Stock Incentive Plans

As of October 31, 2019, we had an aggregate of 7,106,600 shares of our common stock reserved for issuance under our stock incentive plans, of which 3,906,628 shares were subject to outstanding stock options and restricted stock units (“RSUs”) and 3,199,972 shares were available for future grants of stock-based awards.

Stock Options

The following summarizes our stock option transaction activity for the six months ended October 31, 2019:

	Stock Options	Grant Date Weighted Average Exercise Price
	(in thousands)
Outstanding at May 1, 2019	3,274	$7.51
Granted	683	$5.74
Exercised	(127)	$3.42
Canceled or expired	(278)	$4.35
Outstanding at October 31, 2019	3,552	$7.57

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restricted Stock Units

The following summarizes our RSUs transaction activity for the six months ended October 31, 2019:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at May 1, 2019	200	$4.32
Granted	194	$5.91
Vested	(28)	$3.62
Forfeited	(11)	$4.48
Outstanding at October 31, 2019	355	$5.24

Employee Stock Purchase Plan

The Avid Bioservices, Inc. 2010 Employee Stock Purchase Plan (the “ESPP”) is a stockholder-approved plan under which eligible employees are allowed to purchase shares of our common stock through payroll deductions at a price equal to 85% of the lower of the fair market value our common stock as of the first trading day of the offering period or on the last trading day of the six-month offering period. Employee participants are limited to purchase no more than $25,000 of stock in any one calendar year. On October 9, 2019, our stockholders approved an amendment to the ESPP to extend its term for an additional five years to October 21, 2025 and to change the commencement dates of the offering periods from May 1 and November 1 of each year, to January 1 and July 1 of each year.

During the six months ended October 31, 2019, 47,526 shares of our common stock were purchased under the ESPP at a purchase price of $3.94 per share. As of October 31, 2019, we had 1,148,735 shares of our common stock reserved for issuance under the ESPP.

Stock-Based Compensation

Stock-based compensation expense for the three and six months ended October 31, 2019 and 2018 was comprised of the following (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Cost of revenues	$245	$85	$431	$170
Selling, general and administrative	406	240	823	452
Total stock-based compensation	$651	$325	$1,254	$622

As of October 31, 2019, the total estimated unrecognized compensation cost related to non-vested employee stock options and non-vested RSUs was $4.6 million and $1.6 million, respectively. These costs are expected to be recognized over weighted average vesting periods of 2.90 years and 3.31 years, respectively.

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

The potential dilutive effect of stock options, unvested RSUs, shares of common stock expected to be issued under our ESPP, and warrants outstanding during the period are calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. The potential dilutive effect of our Series E Preferred Stock outstanding during the period was calculated using the if-converted method assuming the conversion of Series E Preferred Stock as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. However, because the impact of stock options, unvested RSUs, shares of common stock expected to be issued under our ESPP, warrants, and Series E Preferred Stock are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per common share amounts for the three and six months ended October 31, 2019 and 2018.

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of the following weighted average outstanding stock options, unvested RSUs and shares of common stock expected to be issued under our ESPP as their impact is anti-dilutive during periods of net loss (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Stock options	197	235	133	186
RSUs	66	56	63	31
ESPP	12	16	6	9
Total	275	307	202	226

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Stock options	2,866	2,239	2,855	2,600
RSUs	–	–	108	–
Warrants	–	12	–	25
Series E Preferred Stock	1,979	1,979	1,979	1,979
Total	4,845	4,230	4,942	4,604

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 – Discontinued Operations

As a result of the sale of our PS-targeting and r84 technologies in February 2018 and September 2018, respectively (as described in Note 10 of the Notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019), the abandonment of our remaining research and development assets, and the strategic shift in our corporate direction to focus solely on our CDMO business, the operating results of our former research and development segment have been excluded from continuing operations and reported as income from discontinued operations, net of tax, in the accompanying unaudited condensed consolidated financial statements for all periods presented.

The following table is a reconciliation of the pre-tax income from discontinued operations to the income from discontinued operations, net of tax, as presented in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended October 31, 2018. There were no operating results from discontinued operations for the three and six months ended October 31, 2019 (in thousands):

Gain on sale of research and development assets before income taxes (1)	$1,000
Income tax expense	(261)
Income from discontinued operations, net of tax	$739

_____________

(1) The gain on sale of research and development assets before income taxes was recorded in connection with the $1.0 million we received from Oncologie, Inc. (“Oncologie”) under the September 2018 Asset Assignment and Purchase Agreement pursuant to which we sold to Oncologie our r84 technology, which included the assignment of certain licenses, patents and other assets useful and/or necessary for the potential commercialization of the r84 technology.

Note 8 – Subsequent Events

On December 4, 2019, our Board of Directors declared a quarterly cash dividend of $0.65625 per share on our outstanding Series E Preferred Stock. The dividend payment is equivalent to an annualized 10.50% per share, based on the $25.00 per share stated liquidation preference, accruing from October 1, 2019 through December 31, 2019. The cash dividend is payable on January 2, 2020 to holders of the Series E Preferred Stock of record on December 16, 2019.

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

Strategic Objectives

We have established and are currently executing on the following near-term strategic objectives:

•	Expand existing customer relationships and diversify our customer base by securing additional customers to support our future potential revenue growth;
•	Continue to invest in manufacturing facilities and infrastructure to maximize our facility utilization and support our customers’ development and clinical and commercial manufacturing requirements; and
•	Broaden our sales force by hiring sales representatives to execute our business development initiatives in key markets.

Second Quarter Highlights

The following summarizes select highlights from our second quarter ended October 31, 2019:

•	Announced the completion of the expansion of our process development capabilities and laboratory space within our CDMO campus in Orange County, California, which included the expansion of our total available process development laboratory space, upgrades to the infrastructure and equipment within our existing process development laboratories, and the implementation of new state-of-the-art technologies and equipment designed to facilitate efficient, high-throughput development of innovative upstream and downstream manufacturing processes;
•	Appointed Richard (Rich) Richieri as our chief operations officer. Mr. Richieri is a senior executive with more than 25 years of biopharmaceutical industry manufacturing operations experience. In this role, Mr. Richieri will oversee our process development, clinical and commercial manufacturing, technical support and facilities functions and focus on streamlining operations, building internal efficiencies and strategic planning for future growth; and
•	Expanded the scope of work with multiple existing customers to increase the number of manufacturing batches and/or scale of production.

We are also currently in the final design stage for the construction of a new pharmaceutical-grade water system within our Myford facility. The installation of this system will supply water to multiple manufacturing systems, which we believe is a critical step in creating the manufacturing efficiencies required to increase output and strengthen our margins. We expect both the installation and validation of this system to take place in fiscal 2021.

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

Revenues

Revenues are derived from services provided under our customer contracts and are disaggregated into manufacturing and process development revenue streams. The manufacturing revenue stream generally represents revenue from the manufacturing of customer products derived from mammalian cell culture covering clinical through commercial manufacturing runs. The process development revenue stream generally represents revenue from services associated with the custom development of a manufacturing process and analytical methods for a customer’s product.

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

Results of Operations

The following table compares the unaudited condensed consolidated statements of operations from our continuing operations for the three and six months ended October 31, 2019 and 2018 (in thousands):

	Three Months Ended October 31,			Six Months Ended October 31,
	2019	2018	$ Change	2019	2018	$ Change
Revenues	$18,313	$10,178	$8,135	$33,567	$22,767	$10,800
Cost of revenues	14,953	9,844	5,109	29,121	21,241	7,880
Gross profit	3,360	334	3,026	4,446	1,526	2,920

Operating expenses:
Selling, general and administrative	3,534	2,816	718	7,993	6,031	1,962
Loss on lease termination	355	–	355	355	–	355
Total operating expenses	3,889	2,816	1,073	8,348	6,031	2,317
Operating loss	(529)	(2,482)	1,953	(3,902)	(4,505)	603
Interest and other income, net	99	119	(20)	308	181	127
Loss from continuing operations before income taxes	(430)	(2,363)	1,933	(3,594)	(4,324)	730
Income tax benefit	–	173	(173)	–	173	(173)
Loss from continuing operations, net of tax	$(430)	$(2,190)	$1,760	$(3,594)	$(4,151)	$557

Three Months Ended October 31, 2019 Compared to Three Months Ended October 31, 2018

Revenues

Revenues for the three months ended October 31, 2019 were $18.3 million compared to $10.2 million for the same period in the prior year, an increase of $8.1 million or 80%. The increase in revenues can primarily be attributed to an increase in the number of in-process and completed manufacturing runs in the current-year period, primarily for our largest customer. The increase in revenues was attributed to the following components of our revenue streams:

$ millions
Net increase in manufacturing revenue	$8.7
Net decrease in process development revenue	(0.6)
Total increase in revenues	$8.1

Gross Profit

Gross profit for the three months ended October 31, 2019 was $3.4 million compared to $0.3 million for the same period in the prior year, an increase of approximately $3.0 million, where gross margins for such periods were 18% and 3%, respectively. The $3.0 million increase in gross profit for the current-year period was primarily attributed to increased revenues, which was partially offset by costs associated with the hiring of personnel to accommodate growth in production demand and increases in other compensation expenses.

Selling, General and Administrative Expenses

SG&A expenses were $3.5 million for the three months ended October 31, 2019 compared to $2.8 million for the same period in the prior year, an increase of approximately $0.7 million or 25%. As a percentage of revenue, SG&A expenses for the three months ended October 31, 2019 and 2018 were 19% and 28%, respectively. The increase in SG&A expenses was attributed to the following components:

$ millions
Increase in payroll and benefit costs	$0.4
Increase in stock-based compensation expense	0.2
Net increase in all other SG&A expenses	0.1
Total increase in SG&A expenses	$0.7

Loss on Lease Termination

In September 2019, we entered into a lease amendment to terminate an operating lease for one of our non-manufacturing facilities that was primarily utilized for warehouse space. The lease termination was primarily driven by our efforts to reduce costs by leveraging available warehouse space in our other facilities, which in aggregate will save us approximately $1.3 over the next four years. In connection with the termination of this lease, we removed the corresponding operating lease right-of-use asset and liability balances from our balance sheet and recognized a loss of approximately $0.4 million. Additionally, the lease termination released $0.3 million of restricted cash that was pledged as collateral under a letter of credit required by the terminated lease.

Operating Loss

Operating loss was $0.5 million, or a negative 3% of revenue, for the three months ended October 31, 2019 compared to an operating loss of $2.5 million, or a negative 24% of revenue, for the same period in the prior year. This $2.0 million improvement in year-over-year operating loss, was attributable to a $3.0 million increase in gross profit, which was partially offset by an increase in SG&A expenses of approximately $0.7 million and a loss of approximately $0.4 million recognized in connection with the termination of an operating lease.

Income Tax Benefit

In September 2018, we recognized a $1.0 million gain in discontinued operations, before taxes, for the sale of our r84 technology (as described in Note 7 to the accompanying unaudited condensed consolidated financial statements). In accordance with the “Intraperiod Tax Allocation” rules under ASC 740: Income Taxes, which requires the allocation of an entity’s total annual income tax provision among continuing operations and, in our case, discontinued operations for the three months ended October 31, 2018, we recorded a tax benefit in continuing operations of $0.2 million with an offsetting tax expense of $0.3 million in discontinued operations. The remaining deferred tax benefit of $0.1 million was allocated proportionally to continuing operations throughout the remainder of fiscal year 2019.

Six Months Ended October 31, 2019 Compared to Six Months Ended October 31, 2018

Revenues for the six months ended October 31, 2019 were $33.6 million compared to $22.8 million for the same period in the prior year, an increase of $10.8 million or 47%. The increase in revenues can primarily be attributed to an increase in the number of manufacturing runs in-process and/or completed in the current-year period compared to the prior-year period as a result of growing manufacturing demand from a more diversified customer base. The increase in revenues was attributed to the following components of our revenue streams:

$ millions
Net increase in manufacturing revenue	$11.4
Net decrease in process development revenue	(0.6)
Total increase in revenues	$10.8

Gross Profit

Gross profit for the six months ended October 31, 2019 was $4.4 million compared to $1.5 million for the same period in the prior year, an increase of approximately $2.9 million, where gross margins for such periods were 13% and 7%, respectively. The $2.9 million increase in gross profit for the current-year period was primarily attributed to increased revenues, which was partially offset by costs associated with the hiring of personnel to accommodate growth in production demand, and increases in other compensation expenses and equipment repairs.

Selling, General and Administrative Expenses

SG&A expenses were $8.0 million for the six months ended October 31, 2019 compared to $6.0 million for the same period in the prior year, an increase of approximately $2.0 million or 33%. As a percentage of revenue, SG&A expenses for the six months ended October 31, 2019 and 2018 were 24% and 26%, respectively. The increase in SG&A expenses was attributed to the following components:

$ millions
Increase in payroll and benefit costs	$0.8
Increase in separation related expenses	0.6
Increase in stock-based compensation expense	0.4
Net increase in all other SG&A expenses	0.2
Total increase in SG&A expenses	$2.0

Loss on Lease Termination

In September 2019, we entered into a lease amendment to terminate an operating lease for one of our non-manufacturing facilities that was primarily utilized for warehouse space. The lease termination was primarily driven by our efforts to reduce costs by leveraging available warehouse space in our other facilities, which in aggregate will save us approximately $1.3 million over the next four years. In connection with the termination of this lease, we removed the corresponding operating lease right-of-use asset and liability balances from our balance sheet and recognized a loss of approximately $0.4 million. Additionally, the lease termination released $0.3 million of restricted cash that was pledged as collateral under a letter of credit required by the terminated lease.

Operating Loss

Operating loss was $3.9 million, or a negative 12% of revenue, for the six months ended October 31, 2019 compared to an operating loss of $4.5 million, or a negative 20% of revenue, for the same period in the prior year. This $0.6 million improvement in year-over-year operating loss was attributable to a $2.9 million increase in gross profit, which was partially offset by an increase in SG&A expenses of approximately $2.0 million and a loss of approximately $0.4 million recognized in connection with the termination of an operating lease.

Income Tax Benefit

In September 2018, we recognized a $1.0 million gain in discontinued operations, before taxes, for the sale of our r84 technology (as described in Note 7 to the accompanying unaudited condensed consolidated financial statements). In accordance with the “Intraperiod Tax Allocation” rules under ASC 740: Income Taxes, which requires the allocation of an entity’s total annual income tax provision among continuing operations and, in our case, discontinued operations for the six months ended October 31, 2018, we recorded a tax benefit in continuing operations of $0.2 million with an offsetting tax expense of $0.3 million in discontinued operations. The remaining deferred tax benefit of $0.1 million was allocated proportionally to continuing operations throughout the remainder of fiscal year 2019.

Discontinued Operations

As a result of the sale of our PS-targeting and r84 technologies in February 2018 and September 2018, respectively (as described in Note 10 to the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019), the abandonment of our remaining research and development assets, and the strategic shift in our corporate direction to focus solely on our CDMO business, the operating results of our former research and development segment have been excluded from continuing operations and reported as income from discontinued operations, net of tax, in the accompanying unaudited condensed consolidated financial statements for all periods presented. The gain of $1.0 million that was recorded in connection with the sale of our r84 technology in September 2018 is included in income from discontinued operations, net of tax, in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended October 31, 2018. There were no operating results from discontinued operations during the three and six months ended October 31, 2019.

Liquidity and Capital Resources

At October 31, 2019, we had $34.0 million in cash and cash equivalents. Our ability to fund our operations is dependent on the amount of cash on hand and our ability to generate positive cash flow to sustain our current operations. If we are unable to generate sufficient revenue to generate positive cash flow from operations, we will experience negative cash flows from operations. We plan to fund our operations using our existing cash and cash equivalents and cash generated from services provided under our customer contracts. As of October 31, 2019, we performed an analysis and concluded that our cash and cash equivalents as of October 31, 2019 together with cash expected to be generated from services provided under our customer contracts will be sufficient to support our operations for at least one year from the issuance date of this Quarterly Report.

In the event we are unable to secure sufficient additional manufacturing services projects to support our current operations, we may need to raise additional capital through a combination of equity offerings and debt financings in order to fund our future operations. There can be no assurance that, in the event we require additional financing, such financing will be available on acceptable terms or at all. Our ability to raise additional capital in the equity markets is dependent on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, our financial results and economic and market conditions. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as making capital expenditures or incurring additional debt. If we are unable to fund our continuing operations through these sources, we may need to further restructure, or cease, our operations.

Cash Flow Analysis

Significant components of the changes in cash flows from operating, investing and financing activities for the six months ended October 31, 2019 and 2018 are as follows (in thousands):

	Six Months Ended October 31,
	2019	2018
Net cash provided by (used in) operating activities	$3,416	$(14,161)
Net cash (used in) provided by investing activities	(985)	5,554
Net cash used in financing activities	(1,622)	(964)

Net Cash Provided By (Used In) Operating Activities

Net cash provided by (used in) operating activities represents our net loss, as adjusted to reconcile our net loss to net cash provided by (used in) operating activities and net changes in the timing of cash flows as reflected by the changes in operating assets and liabilities.

Net cash provided by operating activities for the six months ended October 31, 2019 was primarily attributable to a net loss of $3.6 million, offset by adjustments to exclude noncash charges for depreciation and amortization and stock-based compensation in an aggregate amount of $2.7 million, and include cash flows from the net change in operating assets and liabilities of $4.3 million. The net change in operating assets and liabilities was primarily due to the timing of cash receipts and expenditures associated with working capital.

Net cash used in operating activities for the six months ended October 31, 2018 was primarily attributable to a net loss of $3.4 million, as negatively adjusted to exclude a $1.0 million gain on the sale of certain research and development assets and $4.1 million related to the change in assets and liabilities of discontinued operations, and partially offset by positive adjustments to exclude noncash charges for depreciation and amortization and stock-based compensation of $1.9 million and net cash outflows from the net change in certain other operating assets and liabilities of $7.6 million. The net change in operating assets and liabilities was primarily due to the timing of cash receipts and expenditures associated with working capital.

Net Cash (Used In) Provided By Investing Activities

Our investing activities consist of capital expenditures for our manufacturing and development operations and with respect to the prior year period, proceeds from the sale of certain research and development assets associated with our discontinued research and development segment (as described in Note 10 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019).

Net cash used in investing activities during the six months ended October 31, 2019 consisted of property and equipment acquisitions of $1.0 million primarily related to our manufacturing and development operations including costs associated with the expansion of our process development laboratory space, which was completed and placed in service during October 2019.

Net cash provided by investing activities for the six months ended October 31, 2018 consisted of proceeds of $6.0 million related to the sale of certain research and development assets associated with our discontinued research and development segment, offset by property and equipment acquisitions of $0.4 million.

Net Cash Used In Financing Activities

Our financing activities primarily consist of cash dividends paid on our preferred stock and proceeds from the exercise of stock options and the issuance of common stock under our ESPP.

Net cash used in financing activities for the six months ended October 31, 2019 was $1.6 million. This included $2.2 million in dividends paid on our preferred stock and $0.1 million of principal finance lease payments, offset by $0.4 million of proceeds from the exercise of stock options and $0.2 million of proceeds from the issuance of common stock under our ESPP.

Net cash used in financing activities for the six months ended October 31, 2018 was $1.0 million. This included $2.2 million in dividends paid on our preferred stock and $0.1 million of principal lease payments, offset by $1.2 million of proceeds from the exercise of stock options and $0.1 million of proceeds from the issuance of common stock under our ESPP.

Contractual Obligations

Except as set forth below, during the six months ended October 31, 2019, there were no material changes in our contractual obligations and commitments, as described in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2019.

In September 2019, we entered into an amendment of one of our facility operating lease agreements (as described in Note 3 to the accompanying unaudited condensed consolidated financial statements), pursuant to which the term of the lease was shortened from August 2023 to September 2019, which effectively terminated the lease and thereby reduced our future minimum lease payments under all non-cancelable operating leases by approximately $1.0 million.

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial position and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We review our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. During the six months ended October 31, 2019, there were no significant changes in our critical accounting policies as previously disclosed by us in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2019.

Recent Accounting Pronouncements

Refer to Note 2, Summary of Significant Accounting Policies, in the accompanying notes to our unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements, including ASC 842, the new standard related to accounting for leases, which we adopted on May 1, 2019.

Backlog

Our backlog represents, as of a point in time, future revenue from work not yet completed under signed contracts. As of October 31, 2019, our backlog was approximately $52 million, as compared to approximately $46 million as of April 30, 2019. While we anticipate the majority of our backlog will be recognized as revenue over the next twelve (12) months, our backlog is subject to a number of risks and uncertainties, including the risk that a customer timely cancels its commitments prior to our initiation of manufacturing services, in which case we may be required to refund some or all of the amounts paid to us in advance under those canceled commitments; the risk that a customer may experience delays in its program(s) or otherwise, which could result in the postponement of anticipated manufacturing services; and, the risk that we may not successfully execute on all customer projects, any of which could have a negative impact on our liquidity, reported backlog and future revenue.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the six months ended October 31, 2019, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the fiscal year ended April 30, 2019.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2019, the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2019.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting, during the quarter ended October 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

(a)	Exhibits:

4.1	Amendment to Rights Agreement dated September 23, 2019, between Avid Bioservices, Inc. and Broadridge Corporate Issuer Solutions, Inc. as rights agent (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K as filed with the SEC on September 23, 2019).

4.2	Amendment to the Avid Bioservices, Inc. 2010 Employee Stock Purchase Plan (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement as filed with the SEC on August 21, 2019).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Taxonomy Extension Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Presentation Extension Linkbase Document. *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVID BIOSERVICES, INC.

Date: December 9, 2019	By: /s/ Richard B. Hancock
Richard B. Hancock
Interim President and Chief Executive Officer

Date: December 9, 2019	By: /s/ Daniel R. Hart
Daniel R. Hart
Chief Financial Officer
(signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)

