Form 10-Q
period 2020-01-31
Avid Bioservices, Inc.
filed 2020-03-10
CIK 704562

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

or

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 001-32839

______________________________

AVID BIOSERVICES, INC.

(Exact name of Registrant as specified in its charter)

______________________________

Delaware (State or other jurisdiction of incorporation or organization)	95-3698422 (I.R.S. Employer Identification No.)

2642 Michelle Drive, Suite 200, Tustin, California 92780 (Address of principal executive offices and zip code)

(714) 508-6100

(Registrant’s telephone number, including area code)

______________________________

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

As of March 2, 2020, the number of shares of registrant’s common stock outstanding was 56,482,154.

AVID BIOSERVICES, INC.

Form 10-Q

For The Quarter Ended January 31, 2020

As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “we,” “us,” “our,” and the “Company” refer to Avid Bioservices, Inc. and its consolidated subsidiaries.

i

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

avid bioservices, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except par value)

	January 31, 2020	April 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$30,687	$32,351
Accounts receivable	10,151	7,374
Contract assets	6,111	4,327
Inventory	9,565	6,557
Prepaid expenses and other current assets	763	709
Total current assets	57,277	51,318
Property and equipment, net	26,850	25,625
Operating lease right-of-use assets	20,437	–
Restricted cash	350	1,150
Other assets	302	302
Total assets	$105,216	$78,395
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,332	$4,352
Accrued payroll and related costs	2,985	3,540
Contract liabilities	26,355	14,651
Operating lease liabilities	1,172	–
Other current liabilities	710	619
Total current liabilities	36,554	23,162

Operating lease liabilities, less current portion	21,584	–
Deferred rent, less current portion	–	2,072
Other long-term liabilities	–	93
Total liabilities	58,138	25,327

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; 1,648 shares issued and outstanding at January 31, 2020 and April 30, 2019, respectively	2	2
Common stock, $0.001 par value; 150,000 shares authorized; 56,479 and 56,136 shares issued and outstanding at January 31, 2020 and April 30, 2019, respectively	56	56
Additional paid-in capital	613,323	613,615
Accumulated deficit	(566,303)	(560,605)
Total stockholders’ equity	47,078	53,068
Total liabilities and stockholders’ equity	$105,216	$78,395

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and comprehensive loss

(Unaudited) (In thousands, except per share information)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019

Revenues	$13,585	$13,781	$47,152	$36,548
Cost of revenues	12,800	11,731	41,921	32,972
Gross profit	785	2,050	5,231	3,576

Operating expenses:
Selling, general and administrative	2,996	3,242	10,989	9,273
Loss on lease termination	–	–	355	–
Total operating expenses	2,996	3,242	11,344	9,273

Operating loss	(2,211)	(1,192)	(6,113)	(5,697)
Interest and other income, net	107	9	415	190
Loss from continuing operations before income taxes	(2,104)	(1,183)	(5,698)	(5,507)
Income tax benefit	–	44	–	217
Loss from continuing operations, net of tax	(2,104)	(1,139)	(5,698)	(5,290)
Income from discontinued operations, net of tax	–	–	–	739
Net loss	$(2,104)	$(1,139)	$(5,698)	$(4,551)

Comprehensive loss	$(2,104)	$(1,139)	$(5,698)	$(4,551)

Series E preferred stock accumulated dividends	(1,442)	(1,442)	(3,604)	(3,604)

Net loss attributable to common stockholders	$(3,546)	$(2,581)	$(9,302)	$(8,155)

Basic and diluted net (loss) income per common share attributable to common stockholders:
Continuing operations	$(0.06)	$(0.05)	$(0.17)	$(0.16)
Discontinued operations	–	–	–	0.01
Net loss per share attributable to common stockholders	$(0.06)	(0.05)	$(0.17)	$(0.15)

Weighted average basic and diluted shares outstanding	56,404	56,069	56,275	55,949

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS of STOCKHOLDERs’ EQUITY

(Unaudited) (In thousands, except per share information)

	Three Months Ended January 31, 2020
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at October 31, 2019	1,648	$2	56,338	$56	$613,325	$(564,199)	$49,184
Series E preferred stock dividends paid ($0.65625 per share)	–	–	–	–	(1,081)	–	(1,081)
Exercise of stock options	–	–	120	–	484	–	484
Vesting of restricted stock units	–	–	21	–	–	–	–
Stock-based compensation expense	–	–	–	–	595	–	595
Net loss	–	–	–	–	–	(2,104)	(2,104)
Balance at January 31, 2020	1,648	$2	56,479	$56	$613,323	$(566,303)	$47,078

	Three Months Ended January 31, 2019
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at October 31, 2018	1,648	$2	56,063	$56	$614,541	$(559,802)	$54,797
Series E preferred stock dividends paid ($0.65625 per share)	–	–	–	–	(1,081)	–	(1,081)
Exercise of stock options	–	–	9	–	29	–	29
Stock-based compensation expense	–	–	–	–	458	–	458
Net loss	–	–	–	–	–	(1,139)	(1,139)
Balance at January 31, 2019	1,648	$2	56,072	$56	$613,947	$(560,941)	$53,064

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS of STOCKHOLDERs’ EQUITY (Continued)

(Unaudited) (In thousands, except per share information)

	Nine Months Ended January 31, 2020
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at April 30, 2019	1,648	$2	56,136	$56	$613,615	$(560,605)	$53,068
Series E preferred stock dividends paid ($1.96875 per share)	–	–	–	–	(3,244)	–	(3,244)
Common stock issued under employee stock purchase plan	–	–	47	–	187	–	187
Exercise of stock options	–	–	247	–	916	–	916
Vesting of restricted stock units	–	–	49	–	–	–	–
Stock-based compensation expense	–	–	–	–	1,849	–	1,849
Net loss	–	–	–	–	–	(5,698)	(5,698)
Balance at January 31, 2020	1,648	$2	56,479	$56	$613,323	$(566,303)	$47,078

	Nine Months Ended January 31, 2019
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at April 30, 2018	1,648	$2	55,689	$55	$614,810	$(559,129)	$55,738
Series E preferred stock dividends paid ($1.96875 per share)	–	–	–	–	(3,244)	–	(3,244)
Cumulative-effect adjustment pursuant to adoption of ASC 606	–	–	–	–	–	2,739	2,739
Common stock issued under employee stock purchase plan	–	–	40	–	114	–	114
Exercise of stock options	–	–	343	1	1,187	–	1,188
Stock-based compensation expense	–	–	–	–	1,080	–	1,080
Net loss	–	–	–	–	–	(4,551)	(4,551)
Balance at January 31, 2019	1,648	$2	56,072	$56	$613,947	$(560,941)	$53,064

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Nine Months Ended January 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,698)	$(4,551)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,276	2,006
Stock-based compensation	1,849	1,080
Loss on lease termination	355	–
Loss on disposal of assets	13	104
Gain on sale of research and development assets	–	(1,000)
Changes in operating assets and liabilities:
Accounts receivable	(2,777)	(4,131)
Contract assets	(1,784)	(1,024)
Inventory	(3,008)	(402)
Prepaid expenses and other assets	(54)	114
Accounts payable	491	993
Accrued payroll and related expenses	(555)	(15)
Contract liabilities	11,704	(5,402)
Other accrued expenses and current liabilities	(32)	(590)
Assets and liabilities of discontinued operations	–	(4,425)
Net cash provided by (used in) operating activities	2,780	(17,243)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,025)	(1,248)
Proceeds from sale of research and development assets	–	6,000
Net cash (used in) provided by investing activities	(3,025)	4,752

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	916	1,188
Proceeds from issuance of common stock under employee stock purchase plan	187	114
Dividends paid on preferred stock	(3,244)	(3,244)
Principal payments on finance lease	(78)	(74)
Net cash used in financing activities	(2,219)	(2,016)

Net decrease in cash, cash equivalents and restricted cash	(2,464)	(14,507)
Cash, cash equivalents and restricted cash, beginning of period	33,501	43,415
Cash, cash equivalents and restricted cash, end of period	$31,037	$28,908

Supplemental disclosures of non-cash activities:
Decapitalization of right-of-use assets upon lease termination and/or modification	$1,469	$–
Unpaid purchases of property and equipment	$489	$14
Property and equipment acquired under finance lease	$–	$245

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

Manufacturing revenue

Manufacturing revenue generally represents revenue from the manufacturing of customer products recognized over time utilizing an input method that compares the cost of cumulative work-in-process to date to the most current estimates for the entire cost of the performance obligation. Under a manufacturing contract, a quantity of manufacturing runs are ordered and the product is manufactured according to the customer’s specifications and typically only one performance obligation is included. Each manufacturing run represents a distinct service that is sold separately and has stand-alone value to the customer. The products are manufactured exclusively for a specific customer and have no alternative use. The customer retains control of its product during the entire manufacturing process and can make changes to the process or specifications at its request. Under these agreements, we are entitled to consideration for progress to date that includes an element of profit margin.

Process development revenue

Process development revenue generally represents revenue from services associated with the custom development of a manufacturing process and analytical methods for a customer’s product. Process development revenue is recognized over time utilizing an input method that compares the cost of cumulative work-in-process to date to the most current estimates for the entire cost of the performance obligation. Under a process development contract, the customer owns the product details and process, which has no alternative use. These process development projects are customized to each customer to meet its specifications and typically only one performance obligation is included. Each process represents a distinct service that is sold separately and has stand-alone value to the customer. The customer also retains control of its product as the product is being created or enhanced by our services and can make changes to its process or specifications upon request.

The following table summarizes our manufacturing and process development revenue streams for the three and nine months ended January 31, 2020 and 2019 (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Manufacturing revenue	$11,525	$10,770	$40,422	$28,313
Process development revenue	2,060	3,011	6,730	8,235
Total revenues	$13,585	$13,781	$47,152	$36,548

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

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the three and nine months ended January 31, 2020, we recognized revenue of $0.6 million and $13.2 million, respectively, for which the contract liability was recorded in a prior period.

During the three and nine months ended January 31, 2019, we recognized revenue of $2.2 million and $12.2 million, respectively, for which the contract liability was recorded in a prior period.

We apply the practical expedient available under ASC 606 that permits us not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. In addition, we do not have any unsatisfied performance obligations for contracts greater than one year as of January 31, 2020.

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

We determine if an arrangement is or contains a lease at inception. Our operating leases with a term greater than one year are included in operating lease right-of-use assets, operating lease liabilities and operating lease liabilities, less current portion in our condensed consolidated balance sheet at January 31, 2020. Right-of-use assets represent our right to use an underlying asset during the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, we use our incremental borrowing rate which represents an estimated rate of interest that we would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date.

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

Restricted Cash

Under the terms of three separate operating leases related to our facilities (Note 3), we are required to maintain, as collateral, letters of credit. During the quarter ended October 31, 2019, $0.8 million of restricted cash that was pledged as collateral under two such letters of credit was released back to us. Accordingly, as of January 31, 2020 and April 30, 2019, restricted cash of $0.4 million and $1.2 million, respectively, was pledged as collateral under these letter(s) of credit.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	January 31, 2020	April 30, 2019	January 31, 2019	April 30, 2018
Cash and cash equivalents	$30,687	$32,351	$27,758	$42,265
Restricted cash	350	1,150	1,150	1,150
Total cash, cash equivalents and restricted cash	$31,037	$33,501	$28,908	$43,415

Inventory

Inventory consists of raw materials inventory and is valued at the lower of cost, determined by the first-in, first-out method, or net realizable value. We periodically review raw materials inventory for potential impairment and adjust inventory to its net realizable value based on the estimate of future use and reduce the carrying value of inventory as deemed necessary.

Property and Equipment

Property and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to ten years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Construction-in-progress, which represents direct costs related to the construction of various equipment and leasehold improvements primarily associated with our manufacturing facilities, is not depreciated until the asset is completed and placed into service. No interest was incurred or capitalized as construction-in-progress as of January 31, 2020 and April 30, 2019.

All of our property and equipment are located in the U.S. Property and equipment consist of the following (in thousands):

	January 31, 2020	April 30, 2019
Leasehold improvements	$21,130	$20,574
Laboratory and manufacturing equipment	14,968	12,858
Computer equipment and software	4,931	4,644
Furniture, fixtures and office equipment	685	528
Construction-in-progress	1,963	1,590
Total property and equipment, gross	$43,677	$40,194
Less: accumulated depreciation and amortization	(16,827)	(14,569)
Total property and equipment, net	$26,850	$25,625

Depreciation and amortization expense for the three and nine months ended January 31, 2020 was $0.8 million and $2.3 million, respectively.

Depreciation and amortization expense for the three and nine months ended January 31, 2019 was $0.7 million and $2.0 million, respectively.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Impairment

Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. Long-lived assets are reported at the lower of carrying amount or fair value less cost to sell if impairment indicators exist. For the nine months ended January 31, 2020 and 2019, there were no indicators of impairment of the value of our long-lived assets and no cumulative impairment losses recognized as of January 31, 2020.

Stock-Based Compensation

We account for stock options, restricted stock units and other stock-based awards granted under our equity compensation plans in accordance with the authoritative guidance for stock-based compensation. The estimated fair value of stock options granted to employees in exchange for services is measured at the grant date, using a fair value based method, such as a Black-Scholes option valuation model, and is recognized as expense on a straight-line basis over the requisite service periods. The fair value of restricted stock units is measured at the grant date based on the closing market price of our common stock on the date of grant, and is recognized as expense on a straight-line basis over the period of vesting. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur. As of January 31, 2020, there were no outstanding stock-based awards with market or performance conditions.

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

As of January 31, 2020 and April 30, 2019, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash equivalents, which are primarily invested in money market funds with one major commercial bank, are carried at fair value based on quoted market prices for identical securities (Level 1 input). In addition, there were no transfers between any Levels of the fair value hierarchy during the nine months ended January 31, 2020 and 2019.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Income Taxes

The income tax benefit recognized in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss during the three and nine months ended January 31, 2019 resulted from the “Intraperiod Tax Allocation” rules under ASC 740: Income Taxes, which requires the allocation of an entity’s total annual income tax provision among continuing operations and, in our case, discontinued operations. Accordingly, a tax benefit was recorded in continuing operations with an offsetting tax expense recorded in discontinued operations for the nine months ended January 31, 2019 (Note 7).

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, which will be our fiscal year 2022 beginning May 1, 2021. Early adoption is permitted. We are currently evaluating the timing and impact of adopting ASU 2019-12 on our consolidated financial statements and related disclosures.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3 – Leases

We currently lease office, manufacturing and warehouse space in four buildings under three separate non-cancellable operating lease agreements. All of our leased facilities are located in close proximity in Tustin, California, have original lease terms ranging from 7 to 12 years, contain two multi-year renewal options, and scheduled rent increases of 3% on either an annual or biennial basis. With respect to multi-year renewal options, a multi-year renewal option was included in determining the right-of-use asset and lease liability for two of our leases as we considered it reasonably certain that we would exercise such renewal options. In addition, two of our leases provide for periods of free rent, lessor improvements and tenant improvement allowances, of which, certain of these improvements have been classified as leasehold improvements and are being amortized over the shorter of the estimated useful life of the improvements or the remaining life of the lease. The operating lease right-of-use assets and liabilities on our January 31, 2020 condensed consolidated balance sheet primarily relate to these facility leases.

In September 2019, we entered into a lease amendment to terminate an operating lease for one of our non-manufacturing facilities that was primarily utilized for warehouse space. The lease termination was primarily driven by our efforts to reduce costs by leveraging available warehouse space in our other facilities, which in aggregate will save us approximately $1.3 million over a period of four years. In connection with the termination of this lease, we removed the corresponding operating lease right-of-use asset and liability balances from our balance sheet and recognized a loss of $0.4 million, which is included in loss on lease termination in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the nine months ended January 31, 2020. Additionally, the lease termination released $0.3 million of restricted cash that was pledged as collateral under a letter of credit required by the terminated lease.

Certain of our facility leases require us to pay property taxes, insurance and common area maintenance. While these payments are not included as part of our lease liabilities, they are recognized as variable lease cost in the period they are incurred.

The components of lease cost, which are included in our accompanying unaudited condensed consolidated statements of operations and comprehensive loss as either cost of revenues or selling, general and administrative expense, depending on the leased asset, were as follows (in thousands):

	Three Months Ended January 31, 2020	Nine Months Ended January 31, 2020
Operating lease cost	$798	$2,570
Short-term lease cost	83	83
Variable lease cost	155	488
Total lease cost	$1,036	$3,141

Cash paid for amounts included in the measurement of lease liabilities for the nine months ended January 31, 2020 was $2.3 million and is included in net cash used in operating activities in our accompanying unaudited condensed consolidated statements of cash flows.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of January 31, 2020, the maturities of our operating lease liabilities were as follows (in thousands):

Fiscal Year Ending April 30,	Total
2020 (remaining period)	$735
2021	2,972
2022	2,995
2023	3,010
2024	3,086
Thereafter	21,938
Total lease payments	$34,736
Less: imputed interest	(11,980)
Total operating lease liabilities	$22,756

The balance sheet classification of our operating lease liabilities was as follows (in thousands):

January 31, 2020
Operating lease liabilities	$1,172
Operating lease liabilities, less current portion	21,584
Total operating lease liabilities	$22,756

As of January 31, 2020, the weighted average remaining lease term and weighted average discount rate of our operating leases was 10.7 years and 8.0%, respectively.

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

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On September 23, 2019, the Rights Agreement was further amended to accelerate the scheduled expiration date of the Rights Agreement from the close of business on March 16, 2021 to the close of business on September 23, 2019, and effectively terminate the Rights Agreement and the Rights granted thereunder as of such expiration date. Our Board of Directors elected to terminate the Rights Agreement and the Rights granted thereunder based on their recent evaluation of the effectiveness of, and the need for, a stockholder rights plan and consideration of current corporate governance practices and proxy advisory guidelines. In connection with the termination of the Rights Agreement, we filed a Notification of Removal from Listing and/or Registration under Section 12(b) of the Securities Exchange Act on Form 25 with the SEC on September 23, 2019, in order to withdraw the Rights from registration under Section 12(b) of the Securities Exchange Act of 1934, as amended, which deregistration was effective 90 days after the filing date.

Series E Preferred Stock

Each share of issued and outstanding 10.50% Series E Convertible Preferred Stock $0.001 par value per share (“Series E Preferred Stock”) is convertible into a number of shares of our common stock determined by dividing the liquidation preference of $25.00 per share Series E Preferred Stock by the then-current conversion price per share, currently $21.00 per share, rounded down to the nearest whole number. As of January 31, 2020, if all of our issued and outstanding shares of Series E Preferred Stock were converted at the conversion price of $21.00 per share, the holders of our Series E Preferred Stock would receive an aggregate of 1,961,619 shares of our common stock. However, because the conversion price of our Series E Preferred Stock is subject to adjustment from time to time in accordance with the applicable provisions of our certificate of incorporation, we have reserved the maximum number of shares of our common stock that could be issued upon the conversion of our Series E Preferred Stock upon a change of control event assuming our shares of common stock are acquired for consideration of $5.985 per share or less. In this scenario, each outstanding share of our Series E Preferred Stock would be converted into 4.14 shares of our common stock, or 6,826,435 shares in the aggregate.

Dividends

Holders of our Series E Preferred Stock are entitled to receive cumulative dividends at the rate of 10.50% per annum based on the liquidation preference of $25.00 per share, or $2.625 per annum per share, which dividends are payable quarterly in cash, on or about the 1st day of each January, April, July and October. For the three and nine months ended January 31, 2020 and 2019, we paid aggregate cash dividends of $1.1 million and $3.2 million, respectively, for issued and outstanding shares of our Series E Preferred Stock.

Note 5 – Equity Compensation Plans

Stock Incentive Plans

As of January 31, 2020, we had an aggregate of 6,944,895 shares of our common stock reserved for issuance under our stock incentive plans, of which 3,686,129 shares were subject to outstanding stock options and restricted stock units (“RSUs”) and 3,258,766 shares were available for future grants of stock-based awards.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Stock Options

The following summarizes our stock option transaction activity for the nine months ended January 31, 2020:

	Stock Options	Grant Date Weighted Average Exercise Price
	(in thousands)
Outstanding at May 1, 2019	3,274	$7.51
Granted	845	$5.95
Exercised	(247)	$3.72
Canceled or expired	(931)	$10.45
Outstanding at January 31, 2020	2,941	$6.45

Restricted Stock Units

The following summarizes our RSUs transaction activity for the nine months ended January 31, 2020:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at May 1, 2019	200	$4.32
Granted	194	$5.91
Vested	(49)	$4.30
Forfeited	(27)	$5.15
Outstanding at January 31, 2020	318	$5.22

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

During the nine months ended January 31, 2020, 47,526 shares of our common stock were purchased under the ESPP at a purchase price of $3.94 per share. As of January 31, 2020, we had 1,148,735 shares of our common stock reserved for issuance under the ESPP.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Stock-Based Compensation

Stock-based compensation expense for the three and nine months ended January 31, 2020 and 2019 was comprised of the following (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Cost of revenues	$248	$147	$679	$317
Selling, general and administrative	347	311	1,170	763
Total stock-based compensation	$595	$458	$1,849	$1,080

As of January 31, 2020, the total estimated unrecognized compensation cost related to non-vested employee stock options and non-vested RSUs was $4.6 million and $1.4 million, respectively. These costs are expected to be recognized over weighted average vesting periods of 2.82 years and 3.06 years, respectively.

Note 6 – Net Loss Per Common Share

Basic net loss per common share is computed by dividing our net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing our net loss attributable to common stockholders by the sum of the weighted average number of shares of common stock outstanding during the period plus the potential dilutive effects of stock options, unvested RSUs, shares of common stock expected to be issued under our ESPP, warrants, and Series E Preferred Stock outstanding during the period.

Net loss attributable to common stockholders represents our net loss plus Series E Preferred Stock accumulated dividends. Series E Preferred Stock accumulated dividends include dividends declared for the period (regardless of whether or not the dividends have been paid) and dividends accumulated for the period (regardless of whether or not the dividends have been declared).

The potential dilutive effect of stock options, unvested RSUs, shares of common stock expected to be issued under our ESPP, and warrants outstanding during the period are calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. The potential dilutive effect of our Series E Preferred Stock outstanding during the period is calculated using the if-converted method assuming the conversion of Series E Preferred Stock as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. Since the impact of potentially dilutive securities is anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per common share amounts for the three and nine months ended January 31, 2020 and 2019.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of the following weighted average outstanding stock options, unvested RSUs and shares of common stock expected to be issued under our ESPP as their impact is anti-dilutive during periods of net loss (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Stock options	245	117	152	161
RSUs	102	38	73	33
ESPP	–	1	7	10
Total	347	156	232	204

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Stock options	2,106	2,779	2,721	2,659
RSUs	–	47	8	16
Warrants	–	–	–	17
Series E Preferred Stock	1,979	1,979	1,979	1,979
Total	4,085	4,805	4,708	4,671

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

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

There were no operating results from discontinued operations for the three and nine months ended January 31, 2020. The following table is a reconciliation of the pre-tax income from discontinued operations to the income from discontinued operations, net of tax, as presented in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the nine months ended January 31, 2019 (in thousands):

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

Note 8 – Subsequent Events

On March 4, 2020, our Board of Directors declared a quarterly cash dividend of $0.65625 per share on our outstanding Series E Preferred Stock. The dividend payment is equivalent to an annualized 10.50% per share, based on the $25.00 per share stated liquidation preference, accruing from January 1, 2020 through March 31, 2020. The cash dividend is payable on April 1, 2020 to holders of the Series E Preferred Stock of record on March 16, 2020.

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

Strategic Objectives

We have established and are currently executing on the following strategic objectives:

•	Expand existing customer relationships and diversify our customer base by securing additional customers to support our future potential revenue growth;
•	Continue to invest in manufacturing facilities and infrastructure to maximize our facility utilization and support our customers’ development and clinical and commercial manufacturing requirements; and
•	Broaden our sales force by hiring sales representatives to execute our business development initiatives in key markets.

Third Quarter Highlights

The following summarizes select highlights from our third quarter ended January 31, 2020:

•	Appointed Timothy Compton as our Chief Commercial Officer. Mr. Compton is an accomplished professional with more than 20 years of commercial operations and sales team management experience. In this role, Mr. Compton will focus on driving the continued growth of our CDMO business, including the ongoing expansion of our commercial and clinical client base;
•	Added one new customer and expanded the scope of work with multiple existing customers to increase the number of manufacturing batches; and
•	Advanced the planning and design stages to both enhance our Myford facility, and support its future expansion. These near-term facility improvements include, installing a pharmaceutical grade water system, and upgrading key IT systems and general infrastructure. We expect the installation and validation of the pharmaceutical grade water system to take place in late calendar year 2020 and certain IT system enhancements and general infrastructure upgrades to complete by the end of fiscal 2021.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses are composed of corporate-level expenses including personnel and support costs of corporate functions such as executive management, accounting, business development, legal, human resources, information technology, project management, and other centralized services. SG&A expenses include corporate legal fees, audit and accounting fees, investor relation expenses, non-employee director fees, facility related expenses, and other expenses relating to our general management, administration, project management, and business development activities. SG&A expenses are generally not directly proportional to revenues, but we expect such expenses to increase over time to support the needs of our growing company.

Results of Operations

The following table compares the unaudited condensed consolidated statements of operations from our continuing operations for the three and nine months ended January 31, 2020 and 2019 (in thousands):

	Three Months Ended January 31,			Nine Months Ended January 31,
	2020	2019	$ Change	2020	2019	$ Change
Revenues	$13,585	$13,781	$(196)	$47,152	$36,548	$10,604
Cost of revenues	12,800	11,731	1,069	41,921	32,972	8,949
Gross profit	785	2,050	(1,265)	5,231	3,576	1,655

Operating expenses:
Selling, general and administrative	2,996	3,242	(246)	10,989	9,273	1,716
Loss on lease termination	–	–	–	355	–	355
Total operating expenses	2,996	3,242	(246)	11,344	9,273	2,071
Operating loss	(2,211)	(1,192)	(1,019)	(6,113)	(5,697)	(416)
Interest and other income, net	107	9	98	415	190	225
Loss from continuing operations before income taxes	(2,104)	(1,183)	(921)	(5,698)	(5,507)	(191)
Income tax benefit	–	44	(44)	–	217	(217)
Loss from continuing operations, net of tax	$(2,104)	$(1,139)	$(965)	$(5,698)	$(5,290)	$(408)

Three Months Ended January 31, 2020 Compared to Three Months Ended January 31, 2019

Revenues

Revenues for the three months ended January 31, 2020 were $13.6 million compared to $13.8 million for the same period in the prior year, a decrease of $0.2 million, or 1%. The decrease in revenues can primarily be attributed to a decrease in process development revenue, which was largely offset by an increase in the number of in-process and completed manufacturing runs in the current-year period. The following table provides the net change in revenues by our revenue streams:

$ millions
Net increase in manufacturing revenue	$0.8
Net decrease in process development revenue	(1.0)
Total decrease in revenues	$(0.2)

Additionally, growth in manufacturing revenue during the current-year period was impacted by a production interruption related to a problem with a specific piece of equipment, which resulted in the termination of certain in-process manufacturing runs and the postponement of other manufacturing runs scheduled to commence during the current-year period. We are currently in the process of implementing what we believe to be the necessary corrections for the specific piece of equipment that resulted in the production interruption, however, we expect that this interruption will continue to have a negative impact on our revenues and gross profit for the remainder of fiscal 2020.

Gross Profit

Gross profit for the three months ended January 31, 2020 was $0.8 million compared to $2.1 million for the same period in the prior year, a decrease of approximately $1.3 million, where gross margins for such periods were 6% and 15%, respectively. The $1.3 million decrease in gross profit for the current-year period was primarily attributed to the costs associated with the production interruption described above, increased depreciation expense from the acquisition of new equipment, and a net decrease in revenues.

Selling, General and Administrative Expenses

SG&A expenses were $3.0 million for the three months ended January 31, 2020 compared to $3.2 million for the same period in the prior year, a decrease of approximately $0.2 million, or 8%. As a percentage of revenue, SG&A expenses for the three months ended January 31, 2020 and 2019 were 22% and 24%, respectively. The decrease in SG&A expenses was attributed to the following components:

$ millions
Decrease in accrued bonus expenses	$(0.7)
Increase in separation related expenses	0.2
Net increase in all other SG&A expenses	0.3
Total decrease in SG&A expenses	$(0.2)

Operating Loss

Operating loss was $2.2 million, or a negative 16% of revenue, for the three months ended January 31, 2020 compared to an operating loss of $1.2 million, or a negative 9% of revenue, for the same period in the prior year. Of this $1.0 million change in year-over-year operating loss, approximately $1.3 million was attributable to a gross profit decrease, which was partially offset by a decrease in SG&A expenses of approximately $0.2 million.

Nine Months Ended January 31, 2020 Compared to Nine Months Ended January 31, 2019

Revenues

Revenues for the nine months ended January 31, 2020 were $47.2 million compared to $36.5 million for the same period in the prior year, an increase of approximately $10.6 million, or 29%. The increase in revenues can primarily be attributed to an increase in the number of manufacturing runs in-process and/or completed in the current-year period compared to the prior-year period as a result of growing manufacturing demand from a more diversified customer base, which increase was offset by a decrease in process development revenue. The increase in revenues was attributed to the following components of our revenue streams:

$ millions
Net increase in manufacturing revenue	$12.1
Net decrease in process development revenue	(1.5)
Total increase in revenues	$10.6

Additionally, growth in manufacturing revenue during the current-year period was impacted by a production interruption related to a problem with a specific piece of equipment, which resulted in the termination of certain in-process manufacturing runs and the postponement of other manufacturing runs scheduled to commence during the current-year period. We are currently in the process of implementing what we believe to be the necessary corrections for the specific piece of equipment that resulted in the production interruption, however, we expect that this interruption will continue to have a negative impact on our revenues and gross profit for the remainder of fiscal 2020.

Gross Profit

Gross profit for the nine months ended January 31, 2020 was $5.2 million compared to $3.6 million for the same period in the prior year, an increase of approximately $1.7 million, where gross margins for such periods were 11% and 10%, respectively. The $1.7 million increase in gross profit for the current-year period was primarily attributed to increased revenues, which was partially offset by costs associated with payroll and related costs, higher facility and equipment related costs primarily associated with the production interruption described above, increased depreciation expense from the acquisition of new equipment, and general equipment repairs and maintenance costs.

Selling, General and Administrative Expenses

SG&A expenses were $11.0 million for the nine months ended January 31, 2020 compared to $9.3 million for the same period in the prior year, an increase of approximately $1.7 million, or 19%. As a percentage of revenue, SG&A expenses for the nine months ended January 31, 2020 and 2019 were 23% and 25%, respectively. The increase in SG&A expenses was attributed to the following components:

$ millions
Increase in separation related expenses	$0.8
Increase in payroll and benefit costs	0.5
Increase in stock-based compensation expense	0.4
Decrease in accrued bonus expenses	(0.3)
Net increase in all other SG&A expenses	0.3
Total increase in SG&A expenses	$1.7

Loss on Lease Termination

In September 2019, we entered into a lease amendment to terminate an operating lease for one of our non-manufacturing facilities that was primarily utilized for warehouse space. The lease termination was primarily driven by our efforts to reduce costs by leveraging available warehouse space in our other facilities, which in aggregate will save us approximately $1.3 million over a period of four years. In connection with the termination of this lease, we removed the corresponding operating lease right-of-use asset and liability balances from our balance sheet and recognized a loss of $0.4 million. Additionally, the lease termination released $0.3 million of restricted cash that was pledged as collateral under a letter of credit required by the terminated lease.

Operating Loss

Operating loss was $6.1 million, or a negative 13% of revenue, for the nine months ended January 31, 2020 compared to an operating loss of $5.7 million, or a negative 16% of revenue, for the same period in the prior year. Of this $0.4 million change in year-over-year operating loss, approximately $1.7 million was attributable to an increase in SG&A expenses and $0.4 million was attributable to a loss recognized in connection with the termination of an operating lease, which were partially offset by an increase in gross profit of approximately $1.7 million.

Income Tax Benefit

In September 2018, we recognized a $1.0 million gain in discontinued operations, before taxes, for the sale of our r84 technology (as described in Note 7 to the accompanying unaudited condensed consolidated financial statements). In accordance with the “Intraperiod Tax Allocation” rules under ASC 740: Income Taxes, which requires the allocation of an entity’s total annual income tax provision among continuing operations and, in our case, discontinued operations for the nine months ended January 31, 2019, we recorded a tax benefit in continuing operations of $0.2 million with an offsetting tax expense of $0.3 million in discontinued operations. The remaining deferred tax benefit of $0.1 million was allocated proportionally to continuing operations throughout the remainder of fiscal year 2019.

Discontinued Operations

As a result of the sale of our PS-targeting and r84 technologies in February 2018 and September 2018, respectively (as described in Note 10 to the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019), the abandonment of our remaining research and development assets, and the strategic shift in our corporate direction to focus solely on our CDMO business, the operating results of our former research and development segment have been excluded from continuing operations and reported as income from discontinued operations, net of tax, in the accompanying unaudited condensed consolidated financial statements for all periods presented. The gain of $1.0 million that was recorded in connection with the sale of our r84 technology in September 2018 is included in income from discontinued operations, net of tax, in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the nine months ended January 31, 2019. There were no operating results from discontinued operations during the three and nine months ended January 31, 2020.

Liquidity and Capital Resources

At January 31, 2020, we had $30.7 million in cash and cash equivalents. Our ability to fund our operations is dependent on the amount of cash on hand and our ability to generate positive cash flow to sustain our current operations. If we are unable to generate sufficient revenue to generate positive cash flow from operations, we will experience negative cash flows from operations. We plan to fund our operations using our existing cash and cash equivalents and cash generated from services provided under our customer contracts. As of January 31, 2020, we performed an analysis and concluded that our cash and cash equivalents as of January 31, 2020 together with cash expected to be generated from services provided under our customer contracts will be sufficient to support our operations for at least one year from the issuance date of this Quarterly Report.

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

Cash Flow Analysis

Significant components of the changes in cash flows from operating, investing and financing activities for the nine months ended January 31, 2020 and 2019 are as follows (in thousands):

	Nine Months Ended January 31,
	2020	2019
Net cash provided by (used in) operating activities	$2,780	$(17,243)
Net cash (used in) provided by investing activities	(3,025)	4,752
Net cash used in financing activities	(2,219)	(2,016)

Net Cash Provided By (Used In) Operating Activities

Net cash provided by (used in) operating activities represents our net loss, as adjusted to reconcile our net loss to net cash provided by (used in) operating activities and net changes in the timing of cash flows as reflected by the changes in operating assets and liabilities.

Net cash provided by operating activities for the nine months ended January 31, 2020 was primarily attributable to a net loss of $5.7 million, offset by adjustments to exclude noncash charges for depreciation and amortization, stock-based compensation and loss on lease termination in an aggregate amount of $4.5 million, and include cash flows from the net change in operating assets and liabilities of $4.0 million. The net change in operating assets and liabilities was primarily due to the timing of cash receipts and expenditures associated with working capital.

Net cash used in operating activities for the nine months ended January 31, 2019 was primarily attributable to a net loss of $4.6 million, as negatively adjusted to exclude a $1.0 million gain on the sale of certain research and development assets and $4.4 million related to the change in assets and liabilities of discontinued operations, and partially offset by positive adjustments to exclude noncash charges for depreciation and amortization and stock-based compensation of $3.1 million, in aggregate, and net cash outflows from the net change in certain other operating assets and liabilities of $10.5 million. The net change in operating assets and liabilities was primarily due to the timing of cash receipts and expenditures associated with working capital.

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

Net cash used in investing activities during the nine months ended January 31, 2020 consisted of property and equipment acquisitions of $3.0 million primarily related to our manufacturing and development operations.

Net cash provided by investing activities for the nine months ended January 31, 2019 consisted of proceeds of $6.0 million related to the sale of certain research and development assets associated with our discontinued research and development segment, offset by property and equipment acquisitions of $1.2 million.

Net Cash Used In Financing Activities

Our financing activities primarily consist of cash dividends paid on our preferred stock and proceeds from the exercise of stock options and the issuance of common stock under our ESPP.

Net cash used in financing activities for the nine months ended January 31, 2020 was $2.2 million. This included $3.2 million in dividends paid on our preferred stock and $0.1 million of principal finance lease payments, offset by $0.9 million of proceeds from the exercise of stock options and $0.2 million of proceeds from the issuance of common stock under our ESPP.

Net cash used in financing activities for the nine months ended January 31, 2019 was $2.0 million. This included $3.2 million in dividends paid on our preferred stock and $0.1 million of principal lease payments, offset by $1.2 million of proceeds from the exercise of stock options and $0.1 million of proceeds from the issuance of common stock under our ESPP.

Contractual Obligations

Except as set forth below, during the nine months ended January 31, 2020, there were no material changes in our contractual obligations and commitments, as described in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2019.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial position and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We review our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. During the nine months ended January 31, 2020, there were no significant changes in our critical accounting policies as previously disclosed by us in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2019.

Recent Accounting Pronouncements

Refer to Note 2, Summary of Significant Accounting Policies, in the accompanying notes to our unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements, including ASC 842, the new standard related to accounting for leases, which we adopted on May 1, 2019.

Backlog

Our backlog represents, as of a point in time, future revenue from work not yet completed under signed contracts. As of January 31, 2020, our backlog was approximately $58 million, as compared to approximately $46 million as of April 30, 2019. While we anticipate the majority of our backlog will be recognized as revenue over the next twelve (12) months, our backlog is subject to a number of risks and uncertainties, including the risk that a customer timely cancels its commitments prior to our initiation of manufacturing services, in which case we may be required to refund some or all of the amounts paid to us in advance under those canceled commitments; the risk that a customer may experience delays in its program(s) or otherwise, which could result in the postponement of anticipated manufacturing services; and, the risk that we may not successfully execute on all customer projects, any of which could have a negative impact on our liquidity, reported backlog and future revenue.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended January 31, 2020, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the fiscal year ended April 30, 2019.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2020, the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of January 31, 2020.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting, during the quarter ended January 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, results of operations, financial condition or cash flows. For a detailed discussion of the risks that affect our business, please refer to Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019. There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K, except as follows:

Outbreaks of communicable infections, such as the global coronavirus, could cause disruptions in our business.

The recent global outbreak of the coronavirus could have a negative impact on our revenues and operating results. This outbreak could result in disruptions and damage to our business, caused by both the negative impact to our ability to obtain raw materials, supplies and component parts necessary to operate our CDMO business and the negative impact on our ability to operate our manufacturing facilities should the coronavirus spread more broadly within Southern California thereby creating an increased risk of exposure to our manufacturing workforce which cannot operate our facilities remotely. While we continue to develop plans to help mitigate the negative impact of the coronavirus to our business, the efforts will not completely prevent our business from being adversely affected, and the longer the outbreak impacts supply and demand and the more broadly the outbreak spreads the more negative the impact it will have on our business, revenues and operating results, and the more limited our ability will be to try and make up for delayed or lost revenues.

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

AVID BIOSERVICES, INC.

Date: March 10, 2020	By: /s/ Richard B. Hancock
Richard B. Hancock
Interim President and Chief Executive Officer

Date: March 10, 2020	By: /s/ Daniel R. Hart
Daniel R. Hart
Chief Financial Officer
(signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)

