Form 10-K
period 2020-04-30
Avid Bioservices, Inc.
filed 2020-06-30
CIK 704562

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2020

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of October 31, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $300,503,000, calculated based on the closing price of the registrant’s common stock as reported by The NASDAQ Capital Market.

As of June 19, 2020, the number of shares of registrant’s common stock outstanding was 56,511,294.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year to which this report relates.

AVID BIOSERVICES, INC.

Form 10-K

For the Fiscal Year Ended April 30, 2020

i

Cautionary Note on Forward-Looking Statements

In this Annual Report on Form 10-K (the “Annual Report”), unless the context otherwise indicates, the terms “we,” “us,” “our,” “Company” and “Avid” refer to Avid Bioservices, Inc. and its consolidated subsidiaries. In addition to historical information, this Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. The inclusion of forward-looking statements should not be regarded as a representation by us or any other person that the objectives or plans will be achieved because our actual results may differ materially from any forward-looking statement. The words “may,” “should,” “plans,” “believe,” “anticipate,” “estimate,” “expect,” their opposites and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. We caution readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements including, but not limited to, those risk factors outlined in the section titled, “Risk Factors,” as well as those discussed elsewhere in this Annual Report. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Annual Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports that we file from time to time with the Securities and Exchange Commission (“SEC”) after the date of this Annual Report.

Avid Bioservices® is a registered trademark of Avid Bioservices, Inc. All other brand names or trademarks appearing in this Annual Report are the property of their respective holders.

PART I

Item 1.	Business

Overview

We are a dedicated contract development and manufacturing organization (“CDMO”) that provides a comprehensive range of services from process development to Current Good Manufacturing Practices (“CGMP”) clinical and commercial manufacturing, focused on biopharmaceutical drug substances derived from mammalian cell culture. With 27 years of experience producing monoclonal antibodies and recombinant proteins, our services include CGMP clinical and commercial drug substance manufacturing, bulk packaging, release and stability testing and regulatory submissions support. We also provide a variety of process development services, including upstream and downstream development and optimization, analytical method development, testing and characterization. All our services are available as either stand-alone or bundled for full development and manufacturing programs.

Business Transition in Fiscal 2018

During the fourth quarter of fiscal year 2018, we transitioned our business to a dedicated CDMO and ceased our research and development activities. As part of our transition, we: (i) amended our Certificate of Incorporation to change our corporate name to Avid Bioservices, Inc., effective January 5, 2018, and adopted the “CDMO” as our ticker symbol on The NASDAQ Capital Market; (ii) sold our phosphatidylserine (“PS”)-targeting and r84 technologies in fiscal 2018 and 2019, respectively, under two separate Asset Assignment and Purchase Agreements (as described in Note 11 of the Notes to Consolidated Financial Statements) and abandoned our remaining research and development assets; and (iii) closed an underwritten public offering of our common stock in February 2018 for aggregate net proceeds of $21.5 million.

Business Strategy

We have a growth strategy that seeks to align with the growth of the biopharmaceutical drug substance contract services market. That strategy encompasses the following objectives:

•	Invest in additional manufacturing capacity and resources required for us to achieve our long-term growth strategy and meet the growth-demand of our customers’ programs, moving from development through to commercial manufacturing;
•	Broaden our market awareness through a diversified yet flexible marketing strategy;
•	Continue to expand our customer base and programs with existing customers for both process development and manufacturing service offerings; and
•	Increase operating profit margin to best in class industry standards.

Our Competitive Strengths

We believe that we are well positioned to address the market for outsourced development and manufacturing of biopharmaceuticals derived from mammalian cell culture, due to the following factors:

•	Expertise in Mammalian Cell Culture Manufacturing: We believe that continued consolidation in the CDMO industry has resulted in a limited number of qualified, agile and independent CDMOs with mammalian cell culture-based biologics development and manufacturing capabilities. The mammalian cell culture production method is highly suitable for manufacturing complex molecules (examples include monoclonal antibodies, next-generation antibodies and recombinant proteins), and we believe the benefits of the mammalian cell culture production method have played a significant role in accelerating the proliferation of biologics therapies. We believe we are well positioned in the industry, given our expertise in mammalian cell culture for biologics manufacturing.

•	Broad Spectrum of Services to Support Customers from Early Stage Development to Commercial: We provide fully integrated and customized biomanufacturing services that support our customers from the early preclinical stage to commercial launch and supply. We believe pharmaceutical companies generally prefer to engage with CDMOs that are able to work with a product throughout its lifecycle and have long-standing track records of regulatory compliance and quality control. Our Process Development, CGMP Drug Substance Biomanufacturing, Project Management, Quality Systems and Quality Control are all supported by modern facilities designed to meet customer needs from early stage development to commercial supply. We differentiate our capabilities through several key criteria: (i) we employ a customer-centric approach and collaborate with our customers to tailor customized development and manufacturing services; (ii) our agile manufacturing and development capabilities allow for rapid responses to shifting production requirements, leading to strong customer satisfaction and retention; and (iii) our single-use bioreactors contribute to enhanced manufacturing efficiency for our customers and reduces our capital spending needs.

•	Strong Regulatory Track Record: Historically, developing the expertise to comply with stringent regulatory audits and validation requirements has been a challenge for both pharmaceutical companies and CDMOs, and has been seen as a significant barrier to entry for many CDMOs, as facilities can take years to construct and properly validate. We believe pharmaceutical companies place a premium on working with CDMOs that can ensure a high degree of regulatory compliance, which decreases execution risk. We have a strong regulatory track record, consisting of a 17-year inspection history with no significant impact on our business. In addition, since 2005 we completed six successful pre-approval inspections. We also completed four U.S. Food and Drug Administration (“FDA”) inspections between 2013 and the most recently completed inspection in early calendar year 2018, none of which resulted in any Form 483 observations by the FDA. Further, we routinely successfully comply with audits by large pharmaceutical companies.

•	Modern and Optimized Infrastructure: With the development of our Myford Facility and the recent commissioning of our new process development laboratory space in late calendar year 2019, we believe we have positioned our business to capitalize on increasing demand in the biologics manufacturing industry for modular cleanroom space, onsite process development laboratory and single-use bioreactors. These developments have driven demand among pharmaceutical companies for facilities that can develop and produce pilot scale batches (up to 200 liters) in process development using a process train that matches the single-use bioreactors in CGMP production. With single-use bioreactors ranging from 200 to 2,000 liters, our CGMP Myford Facility is designed to provide our customers with the desired efficiency and flexibility.

•	Significant Manufacturing Experience with a Proven Track Record: We have 27 years of experience producing monoclonal antibodies and recombinant proteins, over 15 years of CGMP commercial manufacturing experience and over 12 years of experience with single-use bioreactor technology. We believe this experience, combined with our management team and board of directors’ deep experience in the CDMO industry, positions us to take advantage of positive long term industry trends.

Our Growth Strategy

We believe we have a significant opportunity to drive organic growth by leveraging our strengths, broadening our capabilities, increasing our capacity and improving our market visibility.

•	Diversify Customer Base: We have taken and continue to take steps to diversify and expand our customer base and have developed marketing and sales strategies designed to drive new customer acquisitions, while also continuing to leverage our existing relationships to support new programs with our existing customers.

•	Expand Process Development Capabilities: Most recently, we expanded our process development capabilities in order to make our operations more attractive to emerging, mid-sized and large pharmaceutical companies. This expansion included increasing our total available process development and laboratory space, upgraded infrastructure and equipment within our existing process development laboratories, and implemented new state-of-the-art technologies and equipment (including benchtop bioreactors and pilot scale manufacturing up to 200 liters) designed to facilitate efficient, high-throughput development of innovative upstream and downstream manufacturing processes that transfer directly into our CGMP manufacturing facility.

•	Expand Manufacturing Footprint and Enhance Efficiencies: Our existing Myford Facility has 42,000 square feet of vacant warehouse space, which will allow us to utilize existing manufacturing and quality infrastructure that we believe should enhance our manufacturing efficiencies and reduce the overall cost and timeframe to construct a third biomanufacturing facility. This space could house a facility that can accommodate up to six additional 2,000-liter single-use bioreactors. As we continue to fill capacity in our current CGMP facilities, we will refine our plans and determine the appropriate time to execute this expansion that will more than double our installed liters of manufacturing capacity.

•	Increase Operating Margins: We believe we have the opportunity to drive operating margin expansion by utilizing our available capacity, and implementing continuous process efficiencies. We believe increased facility capacity utilization resulting from the growth strategies described herein, will drive significantly improved operating margins.

•	Reinvest in Equipment and Facilities: We believe that re-investing in our laboratory and manufacturing equipment and facilities is strategically important to meet future customer demand.

Our Facilities

Our Myford Facility has 42,000 square feet of space designed to utilize single-use equipment up to the 2,000-liter manufacturing scale to accommodate a fully disposable biomanufacturing process for products from clinical development to commercial supply. Our Myford Facility includes single-use bioreactors (200-liter to 2,000-liter), quality control labs for environmental and analytical testing, warehousing and material storage (including two walk-in cold rooms) and cell bank cryofreezers. The Myford Facility is located adjacent to our Franklin Facility and has an additional 42,000 square-feet of space available for future expansion.

Our 12,000 square-foot Franklin Facility includes stainless steel bioreactors (100-liter to 1,000-liter) and single-use bioreactors (200-liter to 1,000-liter), water-for-injection, an autoclave and depyrogenation oven, material storage (including a walk-in cold room) and cell bank cryofreezers. The Franklin Facility is located adjacent to our headquarters in Tustin, California.

Manufacturing and Raw Materials

We manufacture CGMP pharmaceutical-grade products for our customers. The process for manufacturing generally uses commercially available raw materials from multiple suppliers, and in some instances, from a single source supplier. See “Risk Factors—Risks Related to Our Business” for additional discussion of raw materials supplied by third party vendors for the products we manufacture for our customers. We rely on third parties to supply most of the necessary raw materials and supplies for the products we manufacture on behalf of our customers and our inability to obtain such raw materials or supplies may adversely impact our business, financial condition, and results of operations.

Regulatory Matters

We have a strong and proven regulatory track record, including 17 years of inspection history with no significant impact to our business. To date, we have been successfully audited and qualified by large and small and domestic and foreign biotechnology companies interested in the production of biologic material for clinical and commercial use. Additionally, we have been successfully audited by several regulatory agencies, including the FDA, the European Medicines Agency (“EMA”), the Brazilian Health Surveillance Agency (“ANVISA”), the Canadian Health Authority (“Health Canada”), the California Department of Health and the Australian Department of Health.

We are required to comply with the regulatory requirements of various local, state, national and international regulatory bodies having jurisdiction in the countries or localities where we manufacture products or where our customers’ products are distributed. In particular, we are subject to laws and regulations concerning research and development, testing, manufacturing processes, equipment and facilities, including compliance with CGMPs, labeling and distribution, import and export, and product registration and listing. As a result, our facilities are subject to regulation by the FDA, as well as regulatory bodies of other jurisdictions where our customers have marketing approval for their products including, but not limited to, the EMA, ANVISA, Health Canada, and the Australian Department of Health. We are also required to comply with environmental, health and safety laws and regulations, as discussed in “Environmental and Safety Matters” below. These regulatory requirements impact many aspects of our operations, including manufacturing, developing, labeling, packaging, storage, distribution, import and export and record keeping related to customers’ products. Noncompliance with any applicable regulatory requirements can result in government refusal to approve facilities for manufacturing products or products for commercialization.

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

The costs associated with complying with the various applicable local, state, national and international regulations could be significant and the failure to comply with such legal requirements could have an adverse effect on our financial condition and results of operations. See “Risk Factors—Risks Related to Our Business” for additional discussion of the costs associated with complying with the various regulations. Failure to comply with existing and future regulatory requirements could adversely affect our business, financial condition and results of operations.

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

We also own trademarks to protect the names of our services. Trademark protection continues in some countries as long as the trademark is used, and in other countries, as long as the trademark is registered. Trademark registration is for fixed terms and can be renewed indefinitely.

Segment Information

Our business is organized into one reportable operating segment, our contract manufacturing services segment. In addition, we had no foreign-based operations and no long-lived assets located in foreign countries as of and for the fiscal years ended April 30, 2020, 2019 and 2018.

Customers

Revenues have historically been derived from a small customer base. For the fiscal years ended April 30, 2020, 2019 and 2018, we derived approximately 63%, 64% and 86% of our revenues from our top three customers, respectively. We continue to be dependent on a limited number of customers for a substantial majority of our revenue. In addition, the duration of our fulfillment of customer contracts varies from a few months to more than 24 months, due to the nature and size of each customer’s requirements. The loss of, or a significant reduction of business from, any of our primary customers could have a material adverse effect on our business, financial condition and results of operations. Refer to Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements for additional financial information regarding our customer concentration, including the name of significant customers, and geographic location of customers.

Backlog

Our backlog represents, as of a point in time, future revenue from work not yet completed under signed contracts. As of April 30, 2020, our backlog was approximately $65 million, as compared to approximately $46 million as of April 30, 2019. While we anticipate the majority of our backlog will be recognized during fiscal year 2021, our backlog is subject to a number of risks and uncertainties, including the risk that a customer timely cancels its commitments prior to our initiation of manufacturing services, in which case we may be required to refund some or all of the amounts paid to us in advance under those canceled commitments; the risk that a customer may experience delays in its program(s) or otherwise, which could result in the postponement of anticipated manufacturing services; and the risk that we may not successfully execute on all customer projects, any of which could have a negative impact on our liquidity, reported backlog and future revenue.

Competition

Our competition in the CDMO market includes a number of full-service contract manufacturers and large pharmaceutical companies offering third-party manufacturing services to fill their excess capacity. Also, large pharmaceutical companies have been seeking to divest portions of their manufacturing capacity, and any such divested businesses may compete with us in the future. Some of our significantly larger and global competitors have substantially greater financial, marketing, technical or other resources than we do. Moreover, additional competition may emerge and may, among other things, create downward pricing pressure, which would affect our financial condition and results of operations.

Employees

As of April 30, 2020, we employed 222 full-time employees and 5 part-time employees. None of our employees are covered by a collective bargaining agreement. We have not experienced employment-related work stoppages and consider our employee relations to be good.

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

Available Information

This Annual Report, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and our proxy statements, and all amendments to those reports filed with or furnished to the SEC are available, free of charge, through the SEC’s website at www.sec.gov and our website at www.avidbio.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The information on, or that can be accessed through, our website is not part of this Annual Report.

Item 1A.	Risk Factors

You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this report, including our consolidated financial statements and the related notes thereto, before making a decision to invest in our securities. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently believe are not material, also may become important factors that affect us and impair our business operations. The occurrence of any of the events or developments discussed in the risk factors below could have a material and adverse impact on our business, financial condition, results of operations and cash flows and, in such case, our future prospects would likely be materially and adversely affected.

Risks Related to Our Business

If we cannot secure additional business, we may have to raise additional capital or restructure, or cease, our operations.

We have expended substantial funds on our contract manufacturing business and, historically, on our research and development business, which we discontinued in fiscal year 2018. As a result, we have historically experienced losses and negative cash flows from operations since our inception and may continue to experience negative cash flows from operations until we can generate sufficient revenue to generate positive cash flow from operations. Our ability to fund our operations is dependent on the amount of cash on hand and our ability to generate positive cash flow to sustain our current operations. At April 30, 2020, we had $36.3 million in cash and cash equivalents. Although it is difficult to forecast all of our future liquidity requirements, we believe that our cash and cash equivalents on hand, combined with our projected cash receipts from services to be rendered under our existing customer contracts, will be sufficient to fund our operations beyond one year after the date our consolidated financial statements are issued without securing any additional manufacturing services projects, capital equipment financing, or raising additional capital in the equity markets.

In addition, in the event a customer timely cancels its commitments prior to our initiation of manufacturing services, we may be required to refund some or all of the advance payments made to us under those canceled commitments, which would have a negative impact on our liquidity, reported backlog and future revenue. Further, in the event we are unable to secure sufficient business to support our current operations, we may need to raise additional capital in the equity markets in order to fund our future operations. We may raise funds through the issuance of debt or through the public offering of securities. There can be no assurance that these financings will be available to us on acceptable terms, or at all. Our ability to raise additional capital in the equity and debt markets is dependent on a number of factors including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties including, but not limited to, our financial results and economic and market conditions. Further, global financial crises and economic downturns, including those caused by widespread public health crises such as the global novel coronavirus disease, may cause extreme volatility and disruptions in capital and credit markets, and may impact our ability to raise additional capital when needed on acceptable terms, if at all. If we are unable to fund our continuing operations through these sources, we may need to restructure, or cease, our operations. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us. Any of these actions could materially harm our business, financial condition, results of operations, and future prospects.

Our business, financial condition, and results of operations may be adversely affected by global health epidemics, including the COVID-19 pandemic.

In March 2020, the World Health Organization declared the global novel coronavirus disease (“COVID-19”) outbreak a pandemic. COVID-19 has spread across the globe and is affecting worldwide economic activity. Any public health epidemic, including the COVID-19 pandemic, may affect our operations and those of third parties on which we rely, including our customers and suppliers. Our business, financial condition, and results of operations may be affected by: disruptions in our customers’ abilities to fund, develop, or bring to market products as anticipated; delays in or disruptions to the conduct of clinical trials by our customers; cancellations of contracts or confirmed orders from our customers; and the inability, difficulty, or additional cost or delays in obtaining key raw materials, components, and other supplies from our existing supply chain; among other factors caused by the COVID-19 pandemic. Our operations could be disrupted if some of our employees become ill or are otherwise absent from work as a result of the COVID-19 pandemic. Additionally, governmental restrictions, including travel restrictions, quarantines, shelter-in-place orders, business closures, new safety requirements or regulations, or restrictions on the import or export of certain materials, or other operational issues related to the COVID-19 pandemic may have an adverse effect on our business and results of operations. We continue to monitor our operations and governmental recommendations and have made modifications for an indefinite period to our normal operations because of the COVID-19 pandemic, including requiring most non-production related employees to work remotely which may increase cyber security risks or create data accessibility concerns.

Our operating results will be adversely affected if we are unable to maximize our facility capacity utilization.

Our operating results are significantly influenced by our capacity utilization and, as such, if we are unable to utilize our facilities to capacity, our margins could be adversely affected, and our financial condition and results of operations will continue to be adversely affected. We have experienced idle manufacturing capacity and we may continue to experience such idle manufacturing capacity until we secure substantial additional revenues from existing and/or new customers.

We have a history of losses, anticipate future losses and may never achieve profitability.

We have incurred net losses in most fiscal years since we began operations in 1981, including net losses of $10.5 million and $4.2 million for the fiscal years ended April 30, 2020 and 2019, respectively. As of April 30, 2020, we had an accumulated deficit of $571.1 million. We may continue to experience negative cash flows from operations until we can generate sufficient additional revenue from operations to achieve profitability and positive cash flows. If we fail to generate sufficient additional revenue, we may never achieve profitability.

Because a significant portion of our revenue comes from a limited number of customers, any decrease in sales to these customers could harm our business, financial condition, and results of operations.

Revenue has historically been derived from a small customer base. For the fiscal years ended April 30, 2020, 2019 and 2018, we derived approximately 63%, 64% and 86% of our revenues from our top three customers, respectively. We continue to be dependent on a limited number of customers for a substantial majority of our revenue. The loss of, or a significant reduction of business from, any of our major customers could have a material adverse effect on our business, financial condition, and results of operations.

Failure to comply with existing and future regulatory requirements could adversely affect our business, financial condition, and results of operations.

Our industry is highly regulated. We are required to comply with the regulatory requirements of various local, state, provincial, national and international regulatory bodies having jurisdiction in the countries or localities in which we manufacture products or in which our customers’ products are distributed. In particular, we are subject to laws and regulations concerning development, testing, manufacturing processes, equipment and facilities, including compliance with CGMPs, import and export, and product registration and listing, among other things. As a result, most of our facilities are subject to regulation by the FDA, as well as regulatory bodies of other jurisdictions where our customers have marketing approval for their products including, but not limited to, the EMA, ANVISA and/or Health Canada, depending on the countries in which our customers market and sell the products we manufacture on their behalf. As we expand our operations and geographic scope, we may be exposed to more complex and new regulatory and administrative requirements and legal risks, any of which may require expertise in which we have little or no experience. It is possible that compliance with new regulatory requirements could impose significant compliance costs on us. Such costs could have a material adverse effect on our business, financial condition and results of operations.

These regulatory requirements impact many aspects of our operations, including manufacturing, developing, storage, distribution, import and export and record keeping related to customers’ products. Noncompliance with any applicable regulatory requirements can result in government refusal to approve: (i) facilities for testing or manufacturing products or (ii) products for commercialization. The FDA and other regulatory agencies can delay, limit or deny approval for many reasons, including:

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

In addition, certain products we manufacture must undergo pre-clinical and clinical evaluations relating to product safety and efficacy before they are approved as commercial therapeutic products. The regulatory authorities having jurisdiction in the countries in which we or our customers intend to market their products may delay or put on hold clinical trials or delay approval of a product or determine that the product is not approvable. The FDA or other regulatory agencies can delay approval of a drug if our manufacturing facility, including any newly commissioned facility, is not able to demonstrate compliance with CGMPs, pass other aspects of pre-approval inspections or properly scale up to produce commercial supplies. The FDA and comparable government authorities having jurisdiction in the countries in which we or our customers intend to market their products have the authority to withdraw product approval or suspend manufacture if there are significant problems with raw materials or supplies, quality control and assurance or the product we manufacture is adulterated or misbranded. If our manufacturing facilities and services are not in compliance with FDA and comparable government authorities, we may be unable to obtain or maintain the necessary approvals to continue manufacturing products for our customers, which would materially adversely affect our financial condition and results of operations.

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

The manufacturing services we offer are highly complex, due in part to strict regulatory requirements. A failure of our quality control systems in our facilities could cause problems to arise in connection with facility operations for a variety of reasons, including equipment malfunction, viral contamination, failure to follow specific manufacturing instructions, protocols and standard operating procedures, problems with raw materials or environmental factors. Such problems could affect production of a single manufacturing run or a series of runs, requiring the destruction of products, or could halt manufacturing operations altogether. In addition, our failure to meet required quality standards may result in our failure to timely deliver products to our customers which, in turn, could damage our reputation for quality and service. Any such incident could, among other things, lead to increased costs, lost revenue, reimbursement to customers for lost drug substance, damage to and possibly termination of existing customer relationships, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other manufacturing runs. With respect to our commercial manufacturing, if problems are not discovered before the product is released to the market, we may be subject to regulatory actions, including product recalls, product seizures, injunctions to halt manufacture and distribution, restrictions on our operations, civil sanctions, including monetary sanctions, and criminal actions. In addition, such issues could subject us to litigation, the cost of which could be significant.

We depend on spending and demand from our customers for our contract manufacturing and development services and any reduction in spending or demand could have a material adverse effect on our business.

The amount that our customers spend on the development and manufacture of their products or product candidates, particularly the amount our customers choose to spend on outsourcing these services to us, substantially impacts our revenue and profitability. The outcomes of our customers’ research, development and marketing also significantly influence the amount that our customers choose to spend on our services and offerings. Our customers determine the amounts that they will spend on our services based upon, among other things, the clinical and market success of their products, available resources, access to capital and their need to develop new products which, in turn, depend upon a number of other factors, including their competitors’ research, development and product initiatives and the anticipated market for any new products, as well as clinical and reimbursement scenarios for specific products and therapeutic areas. Further, increasing consolidation in the pharmaceutical industry may impact such spending, particularly in the event that any of our customers choose to develop or acquire integrated manufacturing operations. Any reduction in customer spending on biologics development and related services as a result of these and other factors could have a material adverse effect on our business, financial condition, and results of operations.

The consumers of the products we manufacture for our customers may significantly influence our business, financial condition, and results of operations.

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

If production volumes of key products that we manufacture for our customers decline, our financial condition and results of operations may be adversely affected.

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

During fiscal year 2018 we completed our transition to a dedicated CDMO and, in connection with the transition, we divested our research and development assets and reduced our overall workforce to reduce costs and better position us to achieve potential profitability. We intend to continue to grow our business operations as demand for our services increases and increase the number of our employees to accommodate such potential growth, which may cause us to experience periods of rapid growth and expansion. This potential future growth could create a strain on our organizational, administrative and operational infrastructure, including manufacturing operations, quality control, technical support and other administrative functions. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls.

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

Any claims that our services infringe the rights of third parties, including claims arising from any of our customer engagements, regardless of their merit or resolution, could be costly and may divert the efforts and attention of our management and technical personnel. We may not prevail in such proceedings, given the complex technical issues and inherent uncertainties in intellectual property litigation. If such proceedings result in an adverse outcome, we could be required, among other things, to pay substantial damages, discontinue the use of the infringing technology, expend significant resources to develop non-infringing technology, license such technology from the third party claiming infringement (which license may not be available on commercially reasonable terms or at all) and/or cease the manufacture, use or sale of the infringing processes or offerings, any of which could have a material adverse effect on our business.

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

If we do not enhance our existing or introduce new service offerings in a timely manner, our offerings may become obsolete or noncompetitive over time, customers may not buy our offerings and our revenues and profitability may decline.

Demand for our manufacturing services may change in ways that we may not anticipate due to evolving industry standards and customer needs that are increasingly sophisticated and varied, as well as the introduction by others of new offerings and technologies that provide alternatives to our offerings. In the event we are unable to offer or enhance our service offerings or expand our manufacturing infrastructure to accommodate requests from our customers and potential customers, our offerings may become obsolete or noncompetitive over time, in which case our revenue and operating results would suffer. For example, if we are unable to respond to changes in the nature or extent of the technological or other needs of our customers through enhancing our offerings, our competition may develop offerings that are more competitive than ours and we could find it more difficult to renew or expand existing agreements or obtain new agreements. Potential innovations intended to facilitate enhanced or new offerings generally will require a substantial capital investment before we can determine their commercial viability, and we may not have financial resources sufficient to fund all desired innovations. Even if we succeed in creating enhanced or new offerings, however, they may still fail to result in commercially successful offerings or may not produce revenue in excess of our costs of development, and they may be rendered obsolete by changing customer preferences or the introduction by our competitors of offerings embodying new technologies or features. Finally, the marketplace may not accept our innovations due to, among other things, existing patterns of clinical practice, the need for regulatory clearance and/or uncertainty over market access or government or third-party reimbursement.

We operate in a highly competitive market and competition may adversely affect our business.

We operate in a market that is highly competitive. Our competition in the contract manufacturing market includes full-service contract manufacturers and large pharmaceutical companies offering third-party manufacturing services to fill their excess capacity. We may also compete with the internal operations of those pharmaceutical companies that choose to source their product offerings internally. In addition, most of our competitors may have substantially greater financial, marketing, technical or other resources than we do. Moreover, additional competition may emerge, particularly in lower-cost jurisdictions such as India and China, which could, among other things, result in a decrease in the fees paid for our services, which may adversely affect our financial condition and results of operations.

We rely on third parties to supply most of the necessary raw materials and supplies for the products we manufacture on behalf of our customers and our inability to obtain such raw materials or supplies may adversely impact our business, financial condition, and results of operations.

Our operations require various raw materials, including proprietary media, resins, buffers, and filters, in addition to numerous additional raw materials supplied primarily by third parties. We or our customers specify the raw materials and other items required to manufacture their product and, in some cases, specify the suppliers from whom we must purchase these raw materials. In certain instances, the raw materials and other items can only be supplied by a limited number of suppliers and, in some cases, a single source, or in limited quantities. If third-party suppliers do not supply raw materials or other items on a timely basis, it may cause a manufacturing run to be delayed or canceled which would adversely impact our financial condition and results of operations.  Additionally, we do not have long-term supply contracts with any of our single source suppliers. If we experience difficulties acquiring sufficient quantities of required materials or products from our existing suppliers, or if our suppliers are found to be non-compliant with the FDA’s quality system regulation, CGMPs or other applicable laws or regulations, we would be required to find alternative suppliers. If our primary suppliers become unable or unwilling to perform, any resulting delays or interruptions in the supply of raw materials required to support our manufacturing of CGMP pharmaceutical-grade products would ultimately delay our manufacture of products for our customers, which could materially and adversely affect our financial condition and operating results.

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

We depend on our ability to attract and retain qualified scientific and technical employees, as well as a number of key executives. These employees may voluntarily terminate their employment with us at any time. There can be no assurance that we will be able to retain key personnel, or to attract and retain additional qualified employees. We do not maintain key-man or similar policies covering any of our senior management or key personnel. Our inability to attract and retain key personnel would have a material adverse effect on our business.

We have federal and state net operating loss (“NOL”) carry forwards which, if we were to become profitable, could be used to offset/defer federal and state income taxes. Our ability to use such carry forwards to offset future taxable income may be subject to certain limitations related to changes in ownership of our stock.

As of April 30, 2020, we had federal and state NOL carry forwards of approximately $427 million and $277 million, respectively, expiring from 2021 to 2038. These NOL carry forwards could potentially be used to offset certain future federal and state income tax liabilities. However, utilization of NOL carry forwards may be subject to a substantial annual limitation pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions due to ownership changes that have occurred previously or that could occur in the future. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. A Section 382 analysis was completed as of the fiscal year ended April 30, 2019 and we subsequently reviewed such activity through April 30, 2020, which we determined that no such change in ownership has occurred. However, ownership changes occurring subsequent to April 30, 2020 may impact the utilization of our NOL carry forwards and other tax attributes. Any limitation may result in expiration of a portion of the carry forwards before utilization. If we were not able to utilize our carry forwards, we would be required to use our cash resources to pay taxes that would otherwise have been offset, thereby reducing our liquidity.

U.S. federal income tax reform could adversely affect us.

In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law, significantly reforming the Code. The Tax Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, effectuates the migration from a “worldwide” system of taxation to a territorial system and modifies or repeals many business deductions and credits. We continue to examine the impact the Tax Act may have on our business. As the overall impact of the Tax Act is evolving, we continue to evaluate the effect of the Tax Act on our business, including our projection of minimal cash taxes and our net operating losses, the impact of such tax reform could have a negative impact on our financial results and the market price of our common stock.

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

In 2018, we sold the majority of our research and development assets, including our development-stage immunotherapy product, bavituximab (as described in Note 11 of the Notes to Consolidated Financial Statements). As a result, we are no longer pursuing our prior research and development activities, including the clinical development associated therewith. We may still face unknown liabilities associated with these prior activities. For example, in the course of our prior development of our product candidate, bavituximab, we contracted with third parties to conduct a series of clinical trials and, although we maintain product liability insurance for clinical studies in the amount of $10 million per occurrence or $10 million in the aggregate on a claims-made basis, as well as country-specific coverage where required for clinical sites located in foreign countries, our coverage may not be adequate in the event we face a product liability claim due to an adverse effect resulting from any of such trials. Any liabilities arising from our prior research and development activities that are not covered by our insurance coverage could negatively impact our financial condition and results of operations.

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

We have become increasingly dependent on information technology and any breakdown, interruption or breach of our information technology systems could subject us to liability or interrupt the operation of our business, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are increasingly dependent upon sophisticated information technology systems and infrastructure in connection with the conduct of our business. We must constantly update our information technology infrastructure and our various current information technology systems throughout the organization may not continue to meet our current and future business needs. Furthermore, modification, upgrade or replacement of such systems may be costly. In addition, due to the size and complexity of these systems, any breakdown, interruption, corruption or unauthorized access to or cyber-attack on these systems could create system disruptions, shutdowns or unauthorized disclosure of confidential information. While we attempt to take appropriate security and cyber-security measures to protect our data and information technology systems and to prevent such breakdowns and unauthorized breaches and cyber-attacks, these measures may not be successful and these breakdowns and breaches in, or attacks on, our systems and data may not be prevented. Such breakdowns, breaches or attacks may cause business interruption and could have a material adverse effect on our business, financial condition, results of operations and cash flows and could cause the market value of our common shares to decline, and we may suffer financial damage or other loss, including fines or criminal penalties because of lost or misappropriated information.

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

As of April 30, 2020, an aggregate of 6,941,049 shares of common stock were reserved for issuance under outstanding stock options and restricted stock units, or available for future issuance under our stock incentive plans. Additionally, as of April 30, 2020, there were 1,148,735 shares of common stock reserved for and available for issuance under our Employee Stock Purchase Plan (the “ESPP”) and up to 6,826,435 shares of common stock issuable upon conversion of our outstanding 10.50% Series E Convertible Preferred Stock (the “Series E Preferred Stock”). The issuance of additional shares of common stock upon the exercise, release or conversion, as applicable, of any of the foregoing securities, or the perception that such issuances may occur, would have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.

Our highly volatile stock price may adversely affect the liquidity of our common stock.

The market price of our common stock has generally been highly volatile and is likely to continue to be highly volatile. For instance, the market price of our common stock has ranged from $2.24 to $8.44 per share over the last three fiscal years ended April 30, 2020 (as adjusted to reflect the 1-for-7 reverse stock split of our issued and outstanding common stock that took effect on July 10, 2017).

In addition, the market price of our common stock may be significantly impacted by many factors including, but not limited to:

•	our loss of a significant customer;
•	significant changes in our financial results or that of our competitors, including our ability to continue as a going concern;
•	our ability to meet our revenue guidance;
•	the offering and sale of shares of our common stock, either sold at market prices or at a discount under an equity transaction;
•	significant changes in our capital structure;
•	published reports by securities analysts;
•	announcements of partnering transactions, joint ventures, strategic alliances, and any other transaction that involves the development, sale or use of our technologies or competitive technologies;
•	regulatory developments, including possible delays in the regulatory approval of our customers’ products which we manufacture;
•	outcomes of significant litigation, disputes and other legal or regulatory proceedings;
•	general stock trends in the biotechnology and pharmaceutical industry sectors;
•	public concerns as to the safety and effectiveness of the products we manufacture;
•	economic trends and other external factors including, but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and
•	healthcare reimbursement reform and cost-containment measures implemented by government agencies.

These and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock, and may otherwise negatively affect the liquidity of our common stock.

We do not intend to pay dividends on our common stock, so any returns will be limited to the value of our stock.

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

The research and reports that industry or securities analysts publish about us or our business will influence the market for our common stock. If one or more analysts who cover us issues an adverse opinion about us, our stock price would likely decline. If one or more of these analysts ceases research coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets which, in turn, could cause our stock price or trading volume to decline. Further, if we fail to meet the market expectations of analysts who follow our stock, our stock price likely would decline.

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

The market price of the Series E Preferred Stock could be substantially affected by various factors.

The market price of the Series E Preferred Stock will depend on many factors, which may change from time to time, including:

•	prevailing interest rates, increases in which may have an adverse effect on the market price of the Series E Preferred Stock;
•	trading prices of common and preferred equity securities issued by other biopharmaceutical companies;
•	the annual yield from distributions on the Series E Preferred Stock, as compared to yields on other financial instruments;
•	announcements of technological innovations or new commercial products by us or our competitors;
•	publicity regarding actual or potential company-sponsored clinical trial and investigator-sponsored clinical trial results relating to products under development by us or our competitors;
•	announcements of licensing agreements, joint ventures, strategic alliances, and any other transaction that involves the development, sale or use of our technologies;
•	regulatory developments and product safety concerns;
•	general economic and financial market conditions;
•	government action or regulation;
•	significant changes in the financial condition, performance and prospects of us and our competitors;
•	changes in financial estimates or recommendations by securities analysts with respect to us, and our competitors in our industry;
•	our issuance of additional preferred equity or debt securities; and
•	actual or anticipated variations in quarterly operating results of us and our competitors.

As a result of these and other factors, holders of our Series E Preferred Stock may experience a decrease, which could be substantial and rapid, in the market price of the Series E Preferred Stock, including decreases unrelated to our operating performance or prospects.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate offices and manufacturing facilities are all located in close proximity in Tustin, California. We currently lease an aggregate of approximately 158,000 square feet of office, manufacturing, laboratory and warehouse space in four buildings under three separate lease agreements.

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

In the ordinary course of business, we are at times subject to various legal proceedings and disputes. We make provisions for liabilities when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Such provisions, if any, are reviewed at least quarterly and adjusted to reflect the impact of any settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to a particular case. We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our consolidated financial condition or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Market Information

Our common stock is listed on The NASDAQ Capital Market under the trading symbol “CDMO.”

Holders of Common Stock

As of June 19, 2020, we had 329 stockholders of record of our common stock. This number does not include beneficial owners whose shares are held in street name.

Recent Sales of Unregistered Securities

None.

Dividend Policy

Common Stock

We have never declared or paid cash dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends is currently restricted by the terms of the Certificate of Designations of Rights and Preferences (the “Certificate of Designations”) with respect to our 10.50% Series E Convertible Preferred Stock (the “Series E Preferred Stock”).

Series E Preferred Stock

Our Series E Preferred Stock ranks senior to our common stock with respect to dividend rights. Holders of our Series E Preferred Stock are entitled to receive, when and as declared by our Board of Directors out of funds legally available for the payment of distributions, cumulative preferential cash dividends, payable in cash, at a rate of 10.50% per annum on the stated value of $25.00 per share, or $2.625 per share per annum (in each case, as adjusted for any stock split, stock dividend, recapitalization, reclassification or any similar transaction).

The dividend rate on our Series E Preferred Stock will increase to a penalty rate of 12.50% per annum in the event we: (i) fail to pay dividends for any four consecutive or nonconsecutive quarterly dividend periods; or (ii) fail, for period of 180 consecutive days or more, to maintain the listing or quotation, as applicable, of our Series E Preferred Stock on the New York Stock Exchange, the NYSE MKT LLC, The NASDAQ Global Market, The NASDAQ Global Select Market or The NASDAQ Capital Market, or any successor to such national securities exchange.

Dividends on our Series E Preferred Stock accrue and accumulate on each issued and outstanding share of our Series E Preferred Stock on a daily basis from, and including, the original date of issuance of such share. Dividends on our Series E Preferred Stock are payable quarterly in arrears on or about the first day of each January, April, July, and October, as set forth in the Certificates of Designation. For each of the fiscal years ended April 30, 2020, 2019, and 2018, we paid aggregate cash dividends of approximately $4.3 million to the holders of issued and outstanding shares of our Series E Preferred Stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

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

The following chart shows the performance from April 30, 2015 through April 30, 2020 of Avid Bioservices, Inc. common stock, compared with an investment in the stocks represented in the NASDAQ ICB: 4577 Pharmaceuticals Index and the NASDAQ U.S. Benchmark TR Index assuming the investment of $100 at the beginning of the period and the reinvestment of dividends, if any. The total return data for the comparative indexes were prepared by NASDAQ OMX Global Indexes.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
VALUE OF INVESTMENT OF $100 ON APRIL 30, 2015

The underlying data for the preceding graph is as follows:

	April 30, 2015	April 30, 2016	April 30, 2017	April 30, 2018	April 30, 2019	April 30, 2020
Avid Bioservices, Inc.	$100.00	$27.03	$46.99	$40.02	$52.24	$66.52
NASDAQ ICB: 4577 Pharmaceuticals (subsector)	$100.00	$98.65	$106.64	$115.07	$131.35	$145.31
NASDAQ U.S. Benchmark TR Index	$100.00	$99.90	$118.66	$134.34	$151.38	$150.21

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below as of April 30, 2020 and 2019, and for the fiscal years ended April 30, 2020, 2019 and 2018, are derived from our audited consolidated financial statements included elsewhere in this Annual Report. This information should be read in conjunction with those consolidated financial statements, the notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data set forth below as of April 30, 2018, 2017 and 2016, and for the fiscal years ended April 30, 2017 and 2016, are derived from our audited consolidated financial statements that are contained in Annual Reports previously filed with the SEC, not included herein.

	2020 (a)	2019 (b)	2018	2017	2016
	(in thousands, except for per share amounts)

Revenues	$59,702	$53,603	$53,621	$57,630	$44,357

(Loss) income from continuing operations	$(10,466)	$(5,056)	$(20,563)	$1,393	$3,597

Income (loss) from discontinued operations, net of tax (c) (d)	$–	$841	$(1,250)	$(29,552)	$(59,249)

Net loss	$(10,466)	$(4,215)	$(21,813)	$(28,159)	$(55,652)

Net loss attributable to common stockholders (e)	$(15,152)	$(8,901)	$(26,499)	$(32,799)	$(60,136)

Basic and diluted net (loss) income per common share attributable to common stockholders:

Continuing operations	$(0.27)	$(0.17)	$(0.53)	$(0.09)	$(0.03)

Discontinued operations	$–	$0.01	$(0.03)	$(0.79)	$(1.92)

Net loss per share attributable to common stockholders	$(0.27)	$(0.16)	$(0.56)	$(0.88)	$(1.95)

Cash and cash equivalents	$36,262	$32,351	$42,265	$46,799	$61,412
Working capital	$15,283	$28,156	$29,964	$26,943	$24,234
Total assets	$107,620	$78,395	$95,760	$118,112	$109,043
Operating lease liabilities, less current portion	$21,244	$–	$–	$–	$–
Other long-term liabilities	$–	$93	$–	$–	$–

_________________

(a)	On May 1, 2019, we adopted ASC 842, Leases, which requires lessees to recognize right-of-use assets and lease liabilities for operating leases with a lease term greater than one year (as described in Note 2 of the Notes to Consolidated Financial Statements). We adopted ASC 842 using the modified retrospective method. Accordingly, results for reporting periods beginning after May 1, 2019 are presented in accordance with ASC 842, while prior period amounts are not adjusted and continue to be reported under the accounting standards that were in effect prior to May 1, 2019.
(b)	On May 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective method to all contracts not completed as of May 1, 2018 (as described in Note 2 of the Notes to Consolidated Financial Statements). Under the modified retrospective method, results for the reporting periods beginning on or after May 1, 2018 are presented in accordance with ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards that were in effect prior to May 1, 2018.
(c)	For all periods presented, the operating results of our former research and development segment are reported as income (loss) from discontinued operations, net of tax (as described in Note 1 of the Notes to Consolidated Financial Statements).
(d)	Income (loss) from discontinued operations, net of tax for fiscal years 2019 and 2018 include a gain on sale of research and development assets before tax of $1.0 million and $8.0 million, respectively (as described in Note 11 of the Notes to Consolidated Financial Statements).
(e)	Net loss attributable to common stockholders represents our net loss plus Series E preferred stock accumulated dividends.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis should be read in conjunction with “Item 6—Selected Financial Data” and our audited Consolidated Financial Statements and the related notes thereto set forth in “Item 8—Financial Statements and Supplementary Data”. In addition to historical information, this discussion and analysis contains forward-looking statements, including statements regarding the anticipated impact of the ongoing COVID-19 global pandemic on our business operations that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those set forth under “Item 1A—Risk Factors” and elsewhere in this Annual Report.

For discussion related to changes in financial condition and our results of operations for fiscal year 2019 compared to fiscal year 2018, refer to “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019, which was filed with the SEC on June 27, 2019.

Overview

We are a dedicated contract development and manufacturing organization (“CDMO”) that provides a comprehensive range of services from process development to Current Good Manufacturing Practices (“CGMP”) clinical and commercial manufacturing, focused on biopharmaceutical drug substances derived from mammalian cell culture. With 27 years of experience producing monoclonal antibodies and recombinant proteins, our services include CGMP clinical and commercial product manufacturing, bulk packaging, release and stability testing and regulatory submissions support. We also provide a variety of process development services, including upstream and downstream development and optimization, analytical methods development, testing and characterization. All our services are available as either stand-alone or bundled for full development and manufacturing programs.

Strategic Objectives

The following are our near-term strategic objectives:

•	Invest in additional manufacturing capacity and resources required for us to achieve our long-term growth strategy and meet the growth-demand of our customers’ programs, moving from development through to commercial manufacturing;
•	Broaden our market awareness through a diversified yet flexible marketing strategy;
•	Continue to expand our customer base and programs with existing customers for both process development and manufacturing service offerings; and
•	Increase our operating profit margin to best in class industry standards.

Fiscal Year 2020 Highlights

Reported revenues of $59.7 million for fiscal 2020, an increase of 11%, or $6.1 million, from fiscal 2019, representing an all-time high for us.

Increased our customer base and expanded the scope of work with multiple existing customers to increase the number of manufacturing batches and/or scale of production, including entering into a new contract manufacturing agreement with one of the world’s leading pharmaceutical companies to provide process transfer and clinical manufacturing services to the support the development of a novel therapeutic candidate.

Personnel

Added key members to our executive leadership team with the appointments of Timothy Compton as our Chief Commercial Officer and Richard Richieri as our Chief Operations Officer. Mr. Compton is focused on driving the continued growth of our CDMO business, including the ongoing expansion of our commercial and clinical customer base. Mr. Richieri oversees our process development, clinical and commercial manufacturing, technical support and facilities functions, and focuses on streamlining operations, building internal efficiencies and strategic planning for future growth.

Appointed Catherine Mackey, Ph.D. to our board of directors as an independent member.

Facilities

Initiated the pre-engineering, design and permitting work required that will allow us to break ground on a facility expansion when we determine it is appropriate. We expect that such expansion could take 12 to 18 months to complete. While a specific kick-off date has not yet been established for this expansion, we believe that customer demand will require additional capacity in the next 12 to 24 months and we expect to be prepared to accommodate that demand.

Advanced the construction stages of the installation of a pharmaceutical-grade water system within our Myford Facility. We expect the installation and validation of the pharmaceutical grade water system to take place in late calendar year 2020.

Completed the expansion of our total available process development laboratory space, upgraded the infrastructure and equipment within our existing process development laboratories, and implemented new state-of-the-art technologies and equipment designed to facilitate efficient, high-throughput development of innovative upstream and downstream manufacturing processes.

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization declared the global novel coronavirus disease (“COVID-19”) outbreak a pandemic. To date, the COVID-19 pandemic has not had a significant impact on our operations, as we have been able to continue to operate our manufacturing facilities and provide essential services to our customers. Additionally, in an effort to protect the health and safety of our employees and in compliance with state regulations, we have instituted a work-from-home policy for employees who can perform their job functions offsite, implemented social distancing requirements and other measures to allow manufacturing and other personnel essential to production to continue work within our manufacturing facilities, and suspended all non-essential employee travel.

The full extent to which COVID-19 will directly or indirectly impact our business, financial condition, and results of operations will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. We will continue to assess the potential impact of the COVID-19 pandemic on our business, financial condition, and results of operations. For a further discussion of potential risks to our business from the COVID-19 pandemic, see “Part I, Item 1A—Risk Factors” of this Annual Report.

Performance and Financial Measures

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are revenues, gross profit, selling, general and administrative expenses and operating income.

We intend for this discussion to provide the reader with information that will assist in understanding our consolidated financial statements, the changes in certain key items in those consolidated financial statements from period to period and the primary factors that accounted for those changes.

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

Gross Profit

Gross profit is equal to revenues less cost of revenues. Cost of revenues reflects the direct cost of labor, overhead and material costs. Direct labor costs include personnel costs within the manufacturing, process and analytical development, quality assurance, quality control, validation, supply chain and facilities functions. Overhead costs include the rent, common area maintenance, utilities, property taxes, security, materials and supplies, software, small equipment and deprecation costs of all manufacturing and laboratory locations.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses are composed of corporate-level expenses, including personnel and support costs of corporate functions such as executive management, finance and accounting, business development, legal, human resources, information technology, project management, and other centralized services. SG&A expenses include corporate legal fees, audit and accounting fees, investor relation expenses, non-employee director fees, corporate facility related expenses, and other expenses relating to our general management, administration, project management, and business development activities. SG&A expenses are generally not directly proportional to revenues, but we expect such expenses to increase over time to support the needs of our growing company.

Results of Operations

The following table compares the operating results from our continuing operations for the fiscal years ended April 30, 2020, 2019 and 2018 (in thousands):

	Fiscal Year Ended April 30,
	2020	2019	2018
Revenues	$59,702	$53,603	$53,621
Cost of revenues	55,770	46,379	56,545
Gross profit (loss)	3,932	7,224	(2,924)

Operating expenses:
Selling, general and administrative	14,517	12,846	16,456
Loss on lease termination	355	–	–
Restructuring charges	–	–	1,258
Total operating expenses	14,872	12,846	17,714
Operating loss	(10,940)	(5,622)	(20,638)
Interest and other income, net	474	282	75
Loss from continuing operations before income taxes	(10,466)	(5,340)	(20,563)
Income tax benefit	–	284	–
Loss from continuing operations, net of tax	$(10,466)	$(5,056)	$(20,563)

Fiscal Year 2020 Compared to Fiscal Year 2019

Revenues

Revenues were $59.7 million in fiscal 2020, compared to $53.6 million in fiscal 2019, an increase of approximately $6.1 million, or 11%. The increase in revenues can be attributed to a $8.6 million increase in manufacturing revenue primarily due to an increase in the number of manufacturing runs in-process and/or completed in fiscal 2020 compared to fiscal 2019, partially offset by a decrease in process development revenue. The increase in revenues was attributed to the following components of our revenue streams:

$ millions
Net increase in manufacturing revenues	$8.6
Net decrease in process development revenues	(2.5)
Total increase in revenues	$6.1

Additionally, growth in manufacturing revenue during fiscal 2020 was impacted by a production interruption related to a problem with a specific piece of equipment, which resulted in the termination of certain in-process manufacturing runs and the postponement of other manufacturing runs scheduled to commence during fiscal 2020. During the fourth quarter of fiscal 2020, we implemented what we believe was the necessary remediation for the specific piece of equipment that resulted in the production interruption. We are currently progressing through the confirmation stage of this remediation during which we are running multiple revenue-generating production campaigns to confirm the successful remediation of the equipment issue. We expect the confirmation stage of this remediation to be completed in the coming months.

Gross Profit

Gross profit was $3.9 million in fiscal 2020, compared to $7.2 million in fiscal 2019, a decrease of approximately $3.3 million, and gross margins for fiscal 2020 and fiscal 2019 were 7% and 13%, respectively. The $3.3 million decrease in gross profit for fiscal 2020 was primarily attributed to higher facility and equipment related costs primarily related to the production interruption noted above, planned growth costs associated with payroll and related costs, and increased depreciation expense from the acquisition of new equipment, which were partially offset by an increase in revenues.

Selling, General and Administrative Expenses

SG&A expenses were $14.5 million in fiscal 2020, compared to $12.8 million in fiscal 2019, an increase of approximately $1.7 million, or 13%. As a percentage of revenue, SG&A expenses for the fiscal years 2020 and 2019 were both 24%. The net increase in SG&A expenses was attributed to the following components:

$ millions
Increase in separation related expenses	$0.8
Increase in payroll and benefit costs	0.6
Increase in stock-based compensation expense	0.5
Decrease in accrued bonus expense	(0.5)
Net increase in all other SG&A expenses	0.3
Total increase in SG&A expenses	$1.7

Loss on Lease Termination

In the second quarter of fiscal 2020, we terminated an operating lease for one of our non-manufacturing facilities that was primarily utilized for warehouse space. The lease termination was primarily driven by our efforts to reduce costs by leveraging available warehouse space in our other facilities, which we expect will save us approximately $1.3 million in the aggregate over a period of four years. In connection with the termination of this lease, we removed the corresponding operating lease right-of-use asset and liability balances from our consolidated balance sheet and recognized a loss of $0.4 million. Additionally, the lease termination released $0.3 million of restricted cash that was pledged as collateral under a letter of credit required by the terminated lease.

Operating Loss

Operating loss was $10.9 million for fiscal 2020, compared to an operating loss of $5.6 million for fiscal 2019. Of this $5.3 million increase in operating loss for fiscal 2020, approximately $3.3 million was attributable to a decrease in gross profit, combined with an increase in SG&A expenses of approximately $1.7 million and a $0.4 million loss recognized in connection with the termination of the operating lease discussed above.

Income Tax Benefit

In fiscal 2019, we recognized a $1.0 million gain in discontinued operations, before taxes, for the sale of our r84 technology (as described in Note 11 of the Notes to Consolidated Financial Statements). In accordance with the “Intraperiod Tax Allocation” rules under ASC 740, Income Taxes, which requires the allocation of an entity’s total annual income tax provision among continuing operations and, in our case, discontinued operations for fiscal 2019, we recorded a tax benefit in continuing operations, with an offsetting tax expense of $0.3 million recorded in discontinued operations.

Discontinued Operations

As a result of the sale of our PS-targeting and r84 technologies in fiscal 2018 and fiscal 2019, respectively (as described in Note 11 of the Notes to Consolidated Financial Statements), the abandonment of our remaining research and development assets, and the strategic shift in our corporate direction to focus solely on our CDMO business, the operating results of our former research and development segment have been excluded from continuing operations and reported as income (loss) from discontinued operations, net of tax, in the accompanying consolidated financial statements for all periods presented. The gains of $1.0 million and $8.0 million that were recorded in connection with the aforementioned sales of our PS-targeting and r84 technologies, respectively, are included in income (loss) from discontinued operations, net of tax, in the accompanying Consolidated Statements of Operations and Comprehensive Loss for the fiscal years ended April 30, 2019 and 2018, respectively. There were no operating results from discontinued operations during the fiscal year ended April 30, 2020.

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We review our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. While our significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements, we believe the following accounting policies to be critical to the assumptions and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

On May 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), and its subsequent updates (codified as ASC 606), using the modified retrospective method. Accordingly, results for reporting periods after May 1, 2018 are presented in accordance with ASC 606, while prior period amounts have not been adjusted and continue to be reported under the accounting standards that were in effect prior to our adoption of ASC 606.

Under ASC 606, we recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation.

Revenue recognized from services provided under our customer contracts are disaggregated into manufacturing and process development revenue streams.

Manufacturing revenue

Manufacturing revenue generally represents revenue from the manufacturing of customer products recognized over time, utilizing an input method that compares the cost of cumulative work-in-process to date to the most current estimates for the entire cost of the performance obligation. Under a manufacturing contract, a quantity of manufacturing runs is ordered and the product is manufactured according to the customer’s specifications and typically only one performance obligation is included. Each manufacturing run represents a distinct service that is sold separately and has stand-alone value to the customer. The products are manufactured exclusively for a specific customer and have no alternative use. The customer retains control of its product during the entire manufacturing process and can make changes to the process or specifications at its request. Under these agreements, we are entitled to consideration for progress to date that includes an element of profit margin.

Process development revenue

Process development revenue generally represents revenue from services associated with the custom development of a manufacturing process and analytical methods for a customer’s product. Process development revenue is recognized over time, utilizing an input method that compares the cost of cumulative work-in-process to date to the most current estimates for the entire cost of the performance obligation. Under a process development contract, the customer owns the product details and process, which has no alternative use. These process development projects are customized to each customer to meet its specifications and typically only one performance obligation is included. Each process represents a distinct service that is sold separately and has stand-alone value to the customer. The customer also retains control of its product as the product is being created or enhanced by our services and can make changes to its process or specifications upon request.

The timing of revenue recognition, billings and cash collections results in billed trade receivables, contract assets (unbilled receivables), and contract liabilities (customer deposits and deferred revenue). Contract assets are recorded when our right to consideration is conditioned on something other than the passage of time. Contract assets are reclassified to accounts receivables on the consolidated balance sheet when our rights become unconditional. Contract liabilities represent customer deposits and deferred revenue billed and/or received in advance of our fulfillment of performance obligations. Contract liabilities convert to revenue as we perform our obligations under the contract.

The transaction price for services provided under our customer contracts reflect our best estimates of the amount of consideration to which we are entitled in exchange for providing goods and services to our customers. In determining the transaction price, we considered the different sources of variable consideration including, but not limited to, discounts, credits, refunds, price concessions or other similar items. We have included in the transaction price some or all of an amount of variable consideration, utilizing the most likely method, only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The actual amount of consideration ultimately received may differ.

Management may be required to exercise judgement in estimating revenue to be recognized. Judgement is required in identifying performance obligations, estimating the transaction price, estimating the stand-alone selling prices of identified performance obligations, and estimating the progress towards the satisfaction of performance obligations. If actual results in the future vary from our estimates, the estimates will be adjusted, which will affect revenues in the period that such variances become known.

We apply the practical expedient available under ASC 606 that permits us not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. As of April 30, 2020, we do not have any unsatisfied performance obligations for contracts greater than one year.

Prior to our adoption of ASC 606 on May 1, 2018, revenue was generally recognized when all of the following criteria were met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured.

Stock-based Compensation

We account for stock options, restricted stock units and other stock-based awards granted under our equity compensation plans in accordance with the authoritative guidance for stock-based compensation. The estimated fair value of stock options granted to employees in exchange for services is measured at the grant date, using a fair value based method, such as a Black-Scholes option valuation model, and is recognized as expense on a straight-line basis over the requisite service periods, which is generally the vesting period. The fair value of restricted stock units is measured at the grant date based on the closing market price of our common stock on the date of grant, and is recognized as expense on a straight-line basis over the period of vesting. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur. As of April 30, 2020, there were no outstanding stock-based awards with market or performance conditions.

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

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash and cash equivalents. As of April 30, 2020, we had cash and cash equivalents of $36.3 million. Excluding the cash loan proceeds of $4.4 million received in April 2020 under a promissory note pursuant to the Paycheck Protection Program (the “PPP”) established pursuant to the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”), which proceeds were subsequently repaid in full to the lender in May 2020 (as described in Note 3 of the Notes to Consolidated Financial Statements), we would have had cash and equivalents of $31.9 million as of April 30, 2020. Our ability to fund our operations is dependent on the amount of cash on hand and our ability to generate positive cash flow to sustain our current operations.

We currently anticipate that our cash and cash equivalents as of April 30, 2020, excluding the aforementioned $4.4 million in loan proceeds that were returned to the lender thereof in May 2020, combined with our projected cash receipts from services to be rendered under our existing customer contracts, will be sufficient to fund our operations for at least the next 12 months from the date of this Annual Report.

In the event we are unable to generate sufficient cash flow to support our current operations, we may need to raise additional capital in the equity markets in order to fund our future operations. We may raise funds through the issuance of debt or through the public offering of securities. There can be no assurance that these financings will be available on acceptable terms, or at all. Our ability to raise additional capital in the equity and debt markets is dependent on a number of factors including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties including, but not limited to, our financial results and economic and market conditions. Further, global financial crises and economic downturns, including those caused by widespread public health crises such as the COVID-19 pandemic, may cause extreme volatility and disruptions in capital and credit markets, and may impact our ability to raise additional capital when needed on acceptable terms, if at all. If we are unable to fund our continuing operations through these sources, we may need to restructure, or cease, our operations. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us. Any of these actions could materially harm our business, financial condition, results of operations, and future prospects.

The following table presents our cash flows from operating, investing and financing activities for the fiscal years ended April 30, 2020, 2019 and 2018 (in thousands):

	Fiscal Year Ended April 30,
	2020	2019	2018
Cash, cash equivalents and restricted cash (1)	$36,612	$33,501	$43,415
Net cash provided by (used in) operating activities	5,827	(11,595)	(25,992)
Net cash (used in) provided by investing activities	(3,812)	4,544	(793)
Net cash provided by (used in) financing activities	1,096	(2,863)	22,251

___________

(1)	As of April 30, 2020, 2019 and 2018, cash, cash equivalents and restricted cash included $0.4 million, $1.2 million and $1.2 million, respectively, that was restricted from general use, related to cash that was pledged as collateral under letters of credit under the terms of certain facility lease agreements.

Net Cash Provided by (Used in) Operating Activities

During fiscal 2020, net cash provided by operating activities increased by $17.4 million to $5.8 million from $11.6 million of net cash used in operating activities during fiscal 2019.

Net cash provided by operating activities during fiscal 2020 was a result of an $10.5 million net loss, as increased to account for non-cash adjustments to net loss of $5.6 million primarily related to depreciation and amortization and stock-based compensation, and cash flows from the net change in operating assets and liabilities of $10.7 million.

Net cash used in operating activities during fiscal 2019 was a result of a $4.2 million net loss and a $1.0 million gain on the sale of certain research and development assets, offset by other non-cash adjustments to net loss of $4.5 million primarily related to depreciation and amortization and stock-based compensation, a $4.6 million net change in the assets and liabilities of discontinued operations, and a net change of certain other operating assets and liabilities of $6.3 million.

Net Cash (Used in) Provided by Investing Activities

During fiscal 2020, net cash used in investing activities increased by $8.4 million to $3.8 million from $4.5 million of net cash provided by investing activities during fiscal 2019.

Net cash used in investing activities during fiscal 2020 consisted of $3.8 million used to acquire property and equipment primarily related to our manufacturing and development operations.

Net cash provided by investing activities during fiscal 2019 consisted primarily of proceeds of $6.0 million related to the sale of certain research and development assets associated with our discontinued research and development segment, offset by cash used to acquire property and equipment of $1.5 million.

Net Cash Provided by (Used in) Financing Activities

During fiscal 2020, net cash provided by financing activities increased by $4.0 million to $1.1 million from $2.9 million of net cash used in financing activities during fiscal 2019.

Net cash provided by financing activities during fiscal 2020 consisted primarily of $4.4 million of loan proceeds received in April 2020 from the PPP (which loan was subsequently repaid in full in May 2020, as described in Note 3 of the Notes to Consolidated Financial Statements), $0.9 million attributable from the exercise of stock options, and $0.2 million attributable from the issuance of common stock under our employee stock purchase plan, offset by $4.3 million of cash used to pay preferred dividends to holders of our Series E Preferred Stock.

Net cash used in financing activities during fiscal 2019 consisted primarily of cash used to pay preferred dividends to holders of our Series E Preferred Stock of $4.3 million, partially offset by proceeds from the exercise of stock options of $1.3 million and proceeds from the issuance of common stock under our employee stock purchase plan of $0.3 million.

Capital Expenditures

Our capital expenditures were $3.8 million during fiscal 2020, which included laboratory and manufacturing equipment, software and enhancements, and enhancements to our laboratory and manufacturing facilities.

Contractual Obligations

The following table summarizes our contractual obligations as of April 30, 2020 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$34,001	$2,972	$6,005	$6,257	$18,767
Finance lease (2)	103	103	–	–	–
Note payable (3)	4,379	4,379	–	–	–
Total contractual obligations	$38,483	$7,454	$6,005	$6,257	$18,767

______________

(1)	Primarily represents future minimum lease payments under our facility operating lease agreements as further described in Note 4 of the Notes to Consolidated Financial Statements.
(2)	Represents our obligations under a capital lease agreement to finance certain software.
(3)	Represents our obligations under a promissory note entered into in April 2020, evidencing an unsecured loan of $4.4 million (the “PPP Loan”) from the PPP pursuant to the CARES Act. As further described in Note 3 of the Notes to Consolidated Financial Statements, we elected to repay the PPP Loan in full in May 2020.

Off-Balance Sheet Arrangements.

As of April 30, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recently Issued Accounting Pronouncements

For a discussion of recent accounting pronouncements applicable to us, please see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

Our cash and cash equivalents are primarily invested in money market funds with one major commercial bank with the primary objective to preserve our principal balance. Our deposits held with this bank exceed the amount of government insurance limits provided on our deposits and, therefore, we are exposed to credit risk in the event of default by the major commercial bank holding our cash balances. However, these deposits may be redeemed upon demand and, therefore, bear minimal risk. In addition, while changes in U.S. interest rates would affect the interest earned on our cash balances at April 30, 2020, such changes would not have a material adverse effect on our financial condition or results of operations, based on historical movements in interest rates.

Item 8.	Financial Statements And Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Avid Bioservices, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Avid Bioservices, Inc. (the Company) as of April 30, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of April 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 30, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for recognizing revenue as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASUs 2015-14, 2016-08, 2016-10 and 2016-02 effective May 1, 2018.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for leases effective May 1, 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

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

Irvine, California

June 30, 2020

AVID BIOSERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	April 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$36,262	$32,351
Accounts receivable	8,606	7,374
Contract assets	3,300	4,327
Inventory	10,883	6,557
Prepaid expenses	712	709
Total current assets	59,763	51,318
Property and equipment, net	27,105	25,625
Operating lease right-of-use assets	20,100	–
Restricted cash	350	1,150
Other assets	302	302
Total assets	$107,620	$78,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,926	$4,352
Accrued payroll and related costs	3,019	3,540
Note payable	4,379	–
Contract liabilities	29,120	14,651
Operating lease liabilities	1,228	–
Other current liabilities	808	619
Total current liabilities	44,480	23,162
Operating lease liabilities, less current portion	21,244	–
Deferred rent, less current portion	–	2,072
Other long-term liabilities	–	93
Total liabilities	65,724	25,327

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; 1,648 shares issued and outstanding at respective dates	2	2
Common stock, $0.001 par value; 150,000 shares authorized; 56,483 and 56,135 shares issued and outstanding at respective dates	56	56
Additional paid-in capital	612,909	613,615
Accumulated deficit	(571,071)	(560,605)
Total stockholders’ equity	41,896	53,068
Total liabilities and stockholders’ equity	$107,620	$78,395

See accompanying notes to consolidated financial statements.

AVID BIOSERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share information)

	Year Ended April 30,
	2020	2019	2018

Revenues	$59,702	$53,603	$53,621
Cost of revenues	55,770	46,379	56,545
Gross profit (loss)	3,932	7,224	(2,924)
Operating expenses:
Selling, general and administrative	14,517	12,846	16,456
Loss on lease termination	355	–	–
Restructuring charges	–	–	1,258
Total operating expenses	14,872	12,846	17,714

Operating loss	(10,940)	(5,622)	(20,638)
Interest and other income, net	474	282	75
Loss from continuing operations before income taxes	$(10,466)	$(5,340)	$(20,563)
Income tax benefit	–	284	–
Loss from continuing operations, net of tax	(10,466)	(5,056)	(20,563)
Income (loss) from discontinued operations, net of tax	–	841	(1,250)
Net loss	$(10,466)	$(4,215)	$(21,813)

Comprehensive loss	$(10,466)	$(4,215)	$(21,813)

Series E preferred stock accumulated dividends	(4,686)	(4,686)	(4,686)

Net loss attributable to common stockholders	$(15,152)	$(8,901)	$(26,499)

Basic and diluted net (loss) income per common share attributable to common stockholders:
Continuing operations	$(0.27)	$(0.17)	$(0.53)
Discontinued operations	$–	$0.01	$(0.03)
Net loss per share attributable to common stockholders	$(0.27)	$(0.16)	$(0.56)

Weighted average basic and diluted shares outstanding	56,326	55,981	47,063

See accompanying notes to consolidated financial statements.

AVID BIOSERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share information)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at April 30, 2017	1,648	$2	44,014	$44	$590,971	$(537,435)	$53,582
Series E preferred stock dividends paid ($2.625 per share)	–	–	–	–	(4,325)	–	(4,325)
Cumulative-effect adjustment to accumulated deficit pursuant to adoption of ASU 2016-09	–	–	–	–	(119)	119	–
Common stock issued, net of issuance costs of $111	–	–	1,051	1	4,192	–	4,193
Common stock issued, net of issuance costs of $1,669	–	–	10,295	10	21,484	–	21,494
Common stock issued under Employee Stock Purchase Plan	–	–	88	–	317	–	317
Fractional shares issued pursuant to reverse stock split	–	–	19	–	–		–
Exercise of stock options	–	–	222	–	752	–	752
Stock-based compensation expense	–	–	–	–	1,538	–	1,538
Net loss	–	–	–	–	–	(21,813)	(21,813)
Balances at April 30, 2018	1,648	2	55,689	55	614,810	(559,129)	55,738
Series E preferred stock dividends paid ($2.625 per share)	–	–	–	–	(4,325)	–	(4,325)
Cumulative-effect adjustment to accumulated deficit pursuant to adoption of ASC 606	–	–	–	–	–	2,739	2,739
Common stock issued under Employee Stock Purchase Plan	–	–	75	–	258	–	258
Exercise of stock options	–	–	371	1	1,277	–	1,278
Stock-based compensation expense	–	–	–	–	1,595	–	1,595
Net loss	–	–	–	–	–	(4,215)	(4,215)
Balances at April 30, 2019	1,648	2	56,135	56	613,615	(560,605)	53,068
Series E preferred stock dividends paid ($2.625 per share)	–	–	–	–	(4,325)	–	(4,325)
Common stock issued under Employee Stock Purchase Plan	–	–	48	–	187	–	187
Exercise of stock options	–	–	251	–	933	–	933
Vesting of restricted stock units	–	–	49	–	–	–	–
Stock-based compensation expense	–	–	–	–	2,499	–	2,499
Net loss	–	–	–	–	–	(10,466)	(10,466)
Balances at April 30, 2020	1,648	$2	56,483	$56	$612,909	$(571,071)	$41,896

See accompanying notes to consolidated financial statements.

AVID BIOSERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended April 30,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,466)	$(4,215)	$(21,813)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,091	2,746	2,562
Stock-based compensation	2,499	1,595	1,538
Loss on disposal of assets	13	127	1,692
Gain on sale of research and development assets	–	(1,000)	(8,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,232)	(3,620)	3,988
Contract assets	1,027	(1,439)	–
Inventory	(4,326)	1,701	16,970
Prepaid expenses and other assets	(3)	(28)	153
Accounts payable	802	2,125	(1,271)
Accrued payroll and related costs	(521)	976	(2,491)
Contract liabilities	14,469	(5,371)	(17,582)
Other accrued expenses and other liabilities	474	(642)	1,009
Assets and liabilities of discontinued operations	–	(4,550)	(2,747)
Net cash provided by (used in) operating activities	5,827	(11,595)	(25,992)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,812)	(1,502)	(3,793)
Proceeds from sale of property and equipment	–	46	–
Proceeds from sale of research and development assets	–	6,000	3,000
Net cash (used in) provided by investing activities	(3,812)	4,544	(793)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	–	–	25,687
Proceeds from exercise of stock options	933	1,278	752
Proceeds from issuance of common stock under employee stock purchase plan	187	258	317
Proceeds from note payable	4,379	–	–
Dividends paid on preferred stock	(4,325)	(4,325)	(4,325)
Principal payments on finance lease	(78)	(74)	(180)
Net cash provided by (used in) financing activities	1,096	(2,863)	22,251

Net increase (decrease) in cash, cash equivalents and restricted cash	$3,111	$(9,914)	$(4,534)
Cash, cash equivalents and restricted cash, beginning of period	33,501	43,415	47,949
Cash, cash equivalents and restricted cash, end of period	$36,612	$33,501	$43,415

Supplemental disclosures of cash flow information:
Interest paid	$8	$11	$4

Supplemental disclosure of non-cash activities:
Decapitalization of right-of-use assets upon lease termination and/or modification	$1,469	$–	$–
Unpaid purchases of property and equipment	$772	$318	$180
Property and equipment acquired under finance lease	$–	$245	$–
Receivable related to the sale of research and development assets	$–	$–	$5,000

See accompanying notes to consolidated financial statements.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Company and Basis of Presentation

We are a dedicated contract development and manufacturing organization (“CDMO”) that provides a comprehensive range of services from process development to Current Good Manufacturing Practices (“CGMP”) clinical and commercial manufacturing, focused on biopharmaceutical drug substances derived from mammalian cell culture for biotechnology and pharmaceutical companies.

Effective January 5, 2018, we changed our name to Avid Bioservices, Inc. from Peregrine Pharmaceuticals, Inc. in connection with our transition to a dedicated CDMO and the discontinuation of our research and development activities. For the fiscal 2019 and 2018 periods presented, the operating results of our former research and development segment have been excluded from continuing operations and reported as income (loss) from discontinued operations, net of tax, in the Consolidated Statements of Operations and Comprehensive Loss. For additional information on the discontinuation of our research and development segment, refer to Note 11, Sale of Research and Development Assets. Except where specifically noted or the context otherwise requires, references to “Avid,” the “Company,” “we,” “us,” and “our,” in this Annual Report refer to Avid Bioservices, Inc. and its subsidiaries.

Basis of Presentation and Preparation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of Avid Bioservices, Inc. and our subsidiaries. All intercompany accounts and transactions among the consolidated entities have been eliminated in the consolidated financial statements. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management’s estimates are based on historical information available as of the date of the consolidated financial statements and on various other assumptions that are believed to be reasonable under the circumstances. Accounting estimates and judgements are inherently uncertain and actual results could differ materially from these estimates.

Segment Reporting

Our business operates in one operating segment. Accordingly, we reported our financial results for one reportable segment. All of our identifiable assets are in the United States.

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

We consider all short-term investments readily convertible to cash, without notice or penalty, with an initial maturity of 90 days or less to be cash equivalents.

Restricted Cash

Under the terms of three separate operating leases related to our facilities (Note 4), we pledged, as collateral, letters of credit. During the fiscal year ended April 30, 2020, an aggregate amount of $0.8 million of restricted cash that was pledged as collateral under two such letters of credit was released back to us. Accordingly, at April 30, 2020 and 2019, restricted cash of $0.4 million and $1.2 million, respectively, was pledged as collateral under letters of credit.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	As of April 30,
	2020	2019	2018
Cash and cash equivalents	$36,262	$32,351	$42,265
Restricted cash	350	1,150	1,150
Total cash, cash equivalents and restricted cash	$36,612	$33,501	$43,415

Revenue Recognition

On May 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and its subsequent updates (codified as “ASC 606”), to all contracts that had not been completed as of May 1, 2018 using the modified retrospective method. Accordingly, results for reporting periods after May 1, 2018 are presented in accordance with ASC 606, while prior period amounts have not been adjusted and continue to be reported under the accounting standards that were in effect prior to our adoption of ASC 606. The cumulative effect of adopting ASC 606 resulted in a one-time adjustment of $2.7 million to the opening balance of accumulated deficit as of May 1, 2018 which is reflected in the Consolidated Statements of Stockholders’ Equity for the fiscal year ended April 30, 2019.

Under ASC 606, we recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation.

Revenue recognized from services provided under our customer contracts are disaggregated into manufacturing and process development revenue streams.

Manufacturing revenue

Manufacturing revenue generally represents revenue from the manufacturing of customer products recognized over time, utilizing an input method that compares the cost of cumulative work-in-process to date to the most current estimates for the entire cost of the performance obligation. Under a manufacturing contract, a quantity of manufacturing runs is ordered and the product is manufactured according to the customer’s specifications and typically only one performance obligation is included. Each manufacturing run represents a distinct service that is sold separately and has stand-alone value to the customer. The products are manufactured exclusively for a specific customer and have no alternative use. The customer retains control of its product during the entire manufacturing process and can make changes to the process or specifications at its request. Under these agreements, we are entitled to consideration for progress to date that includes an element of profit margin.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Process development revenue

Process development revenue generally represents revenue from services associated with the custom development of a manufacturing process and analytical methods for a customer’s product. Process development revenue is recognized over time, utilizing an input method that compares the cost of cumulative work-in-process to date to the most current estimates for the entire cost of the performance obligation. Under a process development contract, the customer owns the product details and process, which has no alternative use. These process development projects are customized to each customer to meet its specifications and typically only one performance obligation is included. Each process represents a distinct service that is sold separately and has stand-alone value to the customer. The customer also retains control of its product as the product is being created or enhanced by our services and can make changes to its process or specifications upon request. Under these agreements, we are entitled to consideration for progress to date that includes an element of profit margin.

The following table summarizes our manufacturing and process development revenue for the fiscal years ended April 30, 2020, 2019 and 2018 (in thousands). Revenue for the fiscal year ended April 30, 2018 has not been adjusted in accordance with our modified retrospective adoption of ASC 606 and continues to be reported under the accounting standards that were in effect prior to our adoption of ASC 606:

	Fiscal Year Ended April 30,
	2020	2019	2018
Manufacturing revenues	$52,046	$43,432	$47,437
Process development revenues	7,656	10,171	6,184
Total Revenues	$59,702	$53,603	$53,621

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets (unbilled receivables), and contract liabilities (customer deposits and deferred revenue). Contract assets are recorded when our right to consideration is conditioned on something other than the passage of time. Contract assets are reclassified to accounts receivable on the consolidated balance sheet when our rights become unconditional. Contract liabilities represent customer deposits and deferred revenue billed and/or received in advance of our fulfillment of performance obligations. Contract liabilities convert to revenue as we perform our obligations under the contract.

During the fiscal years ended April 30, 2020 and 2019, we recognized revenue of $13.6 million and $14.3 million, respectively, for which the contract liability was recorded in a prior period.

The transaction price for services provided under our customer contracts reflect our best estimates of the amount of consideration to which we are entitled in exchange for providing goods and services to our customers. In determining the transaction price, we considered the different sources of variable consideration including, but not limited to, discounts, credits, refunds, price concessions or other similar items. We have included in the transaction price some or all of an amount of variable consideration, utilizing the most likely method, only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The actual amount of consideration ultimately received may differ.

Management may be required to exercise judgement in estimating revenue to be recognized. Judgement is required in identifying performance obligations, estimating the transaction price, estimating the stand-alone selling prices of identified performance obligations, and estimating the progress towards the satisfaction of performance obligations. If actual results in the future vary from our estimates, the estimates will be adjusted, which will affect revenues in the period that such variances become known.

We apply the practical expedient available under ASC 606 that permits us not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. As of April 30, 2020, we do not have any unsatisfied performance obligations for contracts greater than one year.

Prior to the adoption of ASC 606 on May 1, 2018, revenue was generally recognized when all of the following criteria were met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable generally represent amounts billed for contract manufacturing and process development services provided under our customer contracts and are recorded at the invoiced amount net of an allowance for doubtful accounts, if necessary. We apply judgment in assessing the ultimate realization of our receivables and we estimate an allowance for doubtful accounts based on various factors, such as the aging of our receivables, historical experience, and the financial condition of our customers. Based on our analysis of our accounts receivable balances as of April 30, 2020 and 2019, we determined no allowance for doubtful accounts was necessary.

Concentrations of Credit Risk and Customer Base

Financial instruments that potentially subject us to a significant concentration of credit risk consist of cash and cash equivalents, accounts receivable and contract assets. We maintain our cash balances primarily with one major commercial bank and our deposits held with the bank exceed the amount of government insurance limits provided on our deposits. We are exposed to credit risk in the event of default by the major commercial bank holding our cash balances to the extent of the cash amounts recorded on the accompanying Consolidated Balance Sheets exceed the amount of government insurance limits provided on our deposits.

Our accounts receivable from amounts billed for contract manufacturing and process development services are derived from a small customer base. Most contracts require up-front payments and installment payments during the service period. We perform periodic evaluations of the financial condition of our customers and generally do not require collateral, but we can terminate any contract if a material default occurs. At April 30, 2020 and 2019, approximately 98% and 95%, respectively, of our accounts receivable were due from six customers. Our contract assets are reclassified to accounts receivable when our rights to consideration become unconditional. At April 30, 2020 and 2019, approximately 96% and 87% of our contract assets were attributable to six customers and eight customers, respectively.

Our revenues are derived from a small customer base. Historically, these customers have not entered into long-term contracts because their need for drug supply depends on a variety of factors, including a product’s stage of development, the timing of regulatory filings and approvals, the product needs of their collaborators, if applicable, their financial resources and the market demand with respect to a commercial product.

The table below identifies each of our customers that accounted for 10% or more of our total revenues during any of the fiscal years ended April 30, 2020, 2019 and 2018:

Customer	Geographc Location	2020	2019	2018
Halozyme Therapeutics, Inc.	U.S.	28%	30%	55%
Gilead Sciences, Inc.	U.S.	24	–	–
Acumen Pharmaceuticals, Inc.	U.S.	11	*	–
IGM Biosciences, Inc.	U.S.	11	*	–
Coherus BioSciences, Inc.	U.S.	10	13	22
ADC Therapeutics America Inc.	U.S.	*	21	*

______________

*         Represents a percentage less than 10% of our total revenues.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We attribute revenue to the individual countries where the customer is headquartered. Revenues derived from U.S. based customers were 99%, 95% and 99% for the fiscal years ended April 30, 2020, 2019 and 2018, respectively.

Inventory

Inventory consists of raw materials inventory and is valued at the lower of cost, determined by the first-in, first-out method, or net realizable value. We periodically review raw materials inventory for potential impairment and adjust inventory to its net realizable value based on the estimate of future use and reduce the carrying value of inventory as deemed necessary.

Property and Equipment

Property and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related asset, which are generally as follows:

Description	Estimated Useful Life
Leasehold improvements	Shorter of estimated useful life or lease term
Laboratory and manufacturing equipment	5 – 10 years
Furniture, fixtures and office equipment	5 – 10 years
Computer equipment and software	3 – 5 years

Construction-in-progress, which represents direct costs related to the construction of various equipment and leasehold improvements primarily associated with our manufacturing facilities, is not depreciated until the asset is completed and placed into service. No interest was incurred or capitalized as construction-in-progress as of April 30, 2020 and 2019. All of our property and equipment are located in the U.S. Property and equipment consist of the following (in thousands):

	April 30,
	2020	2019
Leasehold improvements	$21,130	$20,574
Laboratory and manufacturing equipment	15,033	12,858
Computer equipment and software	5,334	4,644
Furniture, fixtures and office equipment	685	528
Construction-in-progress	2,564	1,590
Total property and equipment, gross	44,746	40,194
Less: accumulated depreciation and amortization	(17,641)	(14,569)
Total property and equipment, net	$27,105	$25,625

Depreciation and amortization expense for the years ended April 30, 2020, 2019 and 2018 was $3.1 million, $2.7 million and $2.6 million, respectively.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment

Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. Long-lived assets are reported at the lower of carrying amount or fair value less cost to sell if impairment indicators exist. For the fiscal years ended April 30, 2020 and 2019, there were no indicators of impairment of the value of our long-lived assets and no cumulative impairment losses recognized as of April 30, 2020.

Fair Value of Financial Instruments

The carrying amounts in the accompanying Consolidated Balance Sheets for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and note payable approximate their fair values due to their short-term maturities.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance prioritizes the inputs used in measuring fair value into the following hierarchy:

•	Level 1 – Observable inputs, such as unadjusted quoted prices in active markets for identical assets or liabilities.
•	Level 2 – Observable inputs other than quoted prices included in Level 1, such as assets or liabilities whose values are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.
•	Level 3 – Unobservable inputs that are supported by little or no market activity and significant to the overall fair value measurement of the assets or liabilities; therefore requiring the company to develop its own valuation techniques and assumptions.

As of April 30, 2020 and 2019, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash equivalents, which are primarily invested in money market funds with one major commercial bank, are carried at fair value based on quoted market prices for identical securities (Level 1 inputs). In addition, there were no transfers between any Levels of the fair value hierarchy during the fiscal years ended April 30, 2020 and 2019.

Restructuring Charges

Restructuring charges consist of one-time termination benefits, including severance and other employee-related costs related to a workforce reduction pursuant to a restructuring plan we implemented and completed during the fiscal year ended April 30, 2018 (Note 10). One-time termination benefits were expensed at the date we notified the employee, unless the employee was required to provide future service, in which case the benefits were expensed ratably over the future service period.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

We account for stock options, restricted stock units and other stock-based awards granted under our equity compensation plans in accordance with the authoritative guidance for stock-based compensation. The estimated fair value of stock options granted to employees in exchange for services is measured at the grant date, using a fair value based method, such as a Black-Scholes option valuation model, and is recognized as expense on a straight-line basis over the requisite service periods. The fair value of restricted stock units is measured at the grant date based on the closing market price of our common stock on the date of grant, and is recognized as expense on a straight-line basis over the period of vesting. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur. As of April 30, 2020 and 2019, there were no outstanding stock-based awards with market or performance conditions.

Income Taxes

We utilize the liability method of accounting for income taxes in accordance with Accounting Standards Codification (“ASC”) 740: Income Taxes (“ASC 740”). Under the liability method, deferred taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized (Note 7). In addition, we recognize the impact of an uncertain tax position only when it is more likely than not the tax position will be sustained upon examination by the tax authorities. We are required to file federal and state income tax returns in various jurisdictions. The preparation of these returns requires us to interpret the applicable tax laws in effect in such jurisdictions, which could affect the amount paid by us.

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

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02 and its related amendments which introduced Leases (Topic 842) (“ASC 842”), a new comprehensive lease accounting model that superseded the lease guidance under Leases (Topic 840). The new accounting standard requires lessees to recognize right-of-use assets and corresponding lease liabilities for all leases with lease terms of greater than 12 months. It also changed the definition of a lease and expanded the disclosure requirements of lease arrangements. In July 2018, the FASB added a transition option for implementation that allowed companies to continue to use the legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year of adoption.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 1, 2019, we adopted ASC 842 using the modified retrospective approach. Accordingly, prior period financial information and disclosures have not been adjusted and continue to be reported in accordance with our historical accounting under the previous lease standard. In addition, we elected the package of practical expedients available for existing contracts, which allowed us to carry forward our historical assessments of lease identification, lease classification, and initial direct costs. As a result of adopting ASC 842, we recognized right-of-use assets and lease liabilities of $23.3 million and $25.5 million, respectively, on May 1, 2019, which are primarily related to our facility operating leases (Note 4). The difference between the right-of-use assets and lease liabilities is primarily attributed to the elimination of deferred rent. There was no adjustment to the opening balance of accumulated deficit as a result of the adoption of ASC 842.

We determine if an arrangement is or contains a lease at inception. Our operating leases with a term greater than one year are included in operating lease right-of-use assets, operating lease liabilities and operating lease liabilities, less current portion in our Consolidated Balance Sheet at April 30, 2020. Right-of-use assets represent our right to use an underlying asset during the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date, based on the present value of lease payments over the lease term. In determining the net present value of lease payments, we use our incremental borrowing rate which represents an estimated rate of interest that we would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date.

Our operating leases may include options to extend the lease which are included in the lease term when it is reasonably certain that we will exercise a renewal option. Operating lease expense is recognized on a straight-line basis over the expected lease term.

We elected the post-transition practical expedient to not separate lease components from non-lease components for all existing leases. We also elected a policy to not apply the recognition requirements of ASC 842 for short-term leases.

Recently Issued Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU 2016-13”). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. As a smaller reporting company, ASU 2016-13 and its subsequent updates are effective for fiscal years beginning after December 15, 2022, which will be our fiscal year 2024 beginning May 1, 2023; however, early adoption is permitted. We are currently evaluating the impact this standard will have on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements of fair value measurements. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, which will be our fiscal year 2021 beginning May 1, 2020. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions and improving consistent application in certain areas of Topic 740. ASU 2019-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, which will be our fiscal year 2022 beginning May 1, 2021. Early adoption is permitted. We are currently evaluating the timing and impact of adopting ASU 2019-12 on our consolidated financial statements and related disclosures.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Note Payable

On April 17, 2020, we entered into a promissory note (the “Note”) with City National Bank, the lender, evidencing an unsecured loan pursuant to the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) of approximately $4.4 million (the “PPP Loan”). We applied for and received the PPP Loan pursuant to the then published PPP qualification and certification requirements.

On April 23, 2020, the SBA, in consultation with the Department of Treasury, issued new guidance that created uncertainty regarding the qualification requirements for a PPP Loan (the “New Guidance”). In light of the New Guidance, we determined it appropriate to pay off the entire amount of the PPP Loan. Accordingly, on May 12, 2020, we paid off in full the principal and interest on the PPP Loan, resulting in the termination of the Note. The PPP Loan was scheduled to mature on April 21, 2022 and had a fixed interest rate of 1.00% per annum.

Note 4 – Leases

Operating Leases

We currently lease office, manufacturing, laboratory and warehouse space in four buildings under three separate non-cancellable operating lease agreements. All of our leased facilities are located in close proximity in Tustin, California, have original lease terms ranging from 7 to 12 years, contain two multi-year renewal options, and scheduled rent increases of 3% on either an annual or biennial basis. With respect to multi-year renewal options, a multi-year renewal option was included in determining the right-of-use asset and lease liability for two of our leases, as we considered it reasonably certain that we would exercise such renewal options. In addition, two of our leases provide for periods of free rent, lessor improvements and tenant improvement allowances, of which certain of these improvements have been classified as leasehold improvements and are being amortized over the shorter of the estimated useful life of the improvements or the remaining life of the lease. The operating lease right-of-use assets and liabilities on our Consolidated Balance Sheet for the fiscal year ended April 30, 2020 primarily relate to these facility leases.

In September 2019, we terminated an operating lease for one of our non-manufacturing facilities that was primarily utilized for warehouse space. In connection with the termination of this lease, we removed the corresponding operating lease right-of-use asset and liability balances from our Consolidated Balance Sheet and recognized a loss of $0.4 million, which is included in loss on lease termination in the Consolidated Statements of Operations and Comprehensive Loss for the fiscal year ended April 30, 2020. Additionally, the lease termination released $0.3 million of restricted cash that was pledged as collateral under a letter of credit required by the terminated lease.

Lease Costs

Certain of our facility leases require us to pay property taxes, insurance and common area maintenance. While these payments are not included as part of our lease liabilities, they are recognized as variable lease cost in the period they are incurred.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of lease cost for the fiscal year ended April 30, 2020, were as follows (in thousands):

April 30, 2020
Operating lease cost	$3,339
Variable lease cost	603
Short-term lease cost	171
Total lease cost	$4,113

Operating lease expense under the prior lease standard was $2.9 million for each of the fiscal years ended April 30, 2019 and 2018.

Supplemental Information

Supplemental consolidated balance sheet and other information related to our operating leases as of April 30, 2020 were as follows (in thousands, expect weighted average data):

April 30, 2020
Assets
Operating lease right-of-use assets	$20,100
Liabilities
Operating lease liabilities	$1,228
Operating lease liabilities, less current portion	21,244
Total operating lease liabilities	$22,472
Weighted average remaining lease term	10.5 years
Weighted average discount rate	8.0%

Cash paid for amounts included in the measurement of lease liabilities for the fiscal year ended April 30, 2020 was $3.1 million and is included in net cash used in operating activities in our Consolidated Statements of Cash Flows.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Undiscounted Cash Flows

As of April 30, 2020, the maturities of our operating lease liabilities, which includes those derived from lease renewal options that we considered it reasonably certain that we would exercise, were as follows (in thousands):

Fiscal Year	Total
2021	$2,972
2022	2,995
2023	3,010
2024	3,086
2025	3,171
Thereafter	18,767
Total lease payments	34,001
Less: imputed interest	(11,529)
Total operating lease liabilities	$22,472

Note 5 – Stockholders’ Equity

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

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Series E Preferred Stock

On February 12, 2014, we filed with the Secretary of State of the State of Delaware a Certificate of Designations of Rights and Preferences (the “Certificate of Designations”) to designate the 10.50% Series E Convertible Preferred Stock (the “Series E Preferred Stock”). The Certificate of Designations designated 2,000,000 shares of Series E Preferred Stock out of our 5,000,000 shares of authorized but unissued shares of preferred stock. The Series E Preferred Stock is classified as permanent equity in accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity. As of April 30, 2020 and 2019, there were 1,647,760 shares of our Series E Preferred Stock issued and outstanding.

Each share of issued and outstanding Series E Preferred Stock is convertible at any time, at the option of the holder, into a number of shares of our common stock determined by dividing the liquidation preference of $25.00 per share Series E Preferred Stock by the then-current conversion price per share, currently $21.00 per share, rounded down to the nearest whole number. As of April 30, 2020, if all of our issued and outstanding shares of Series E Preferred Stock were converted at the conversion price of $21.00 per share, the holders of our Series E Preferred Stock would receive an aggregate of 1,961,619 shares of our common stock. However, because the conversion price of our Series E Preferred Stock is subject to adjustment from time to time in accordance with the applicable provisions of our certificate of incorporation, we have reserved the maximum number of shares of our common stock that could be issued upon the conversion of our Series E Preferred Stock upon a change of control event, assuming our shares of common stock are acquired for consideration of $5.985 per share or less. In this scenario, each outstanding share of our Series E Preferred Stock would be converted into 4.14 shares of our common stock, or 6,826,435 shares in the aggregate.

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

Holders of our Series E Preferred Stock are entitled to receive cumulative dividends at the rate of 10.50% per annum based on the liquidation preference of $25.00 per share, or $2.625 per annum per share, and are payable quarterly in cash, on or about the first day of each January, April, July, and October. For each of the fiscal years ended April 30, 2020, 2019, and 2018, we paid aggregate cash dividends of $4.3 million for issued and outstanding shares of our Series E Preferred Stock.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sale of Common Stock

During the fiscal years ended April 30, 2020 and 2019, we had no offerings of our common stock.

During February 2018, we completed an underwriting public offering pursuant to which we sold 10,294,445 shares of our common stock at the public offering price of $2.25 per share. The aggregate gross proceeds we received from the public offering was $23.2 million, before deducting underwriting discounts and commissions and other offering related expenses of $1.7 million.

During the fiscal year ended April 30, 2018, we sold an aggregate of 1,051,259 shares of our common stock pursuant to an At Market Issuance Sales Agreement (“AMI Sales Agreement”) for aggregate gross proceeds of $4.3 million. We paid a commission equal to 2.5% of the gross proceeds from the sale of our common stock pursuant to the AMI Sales Agreement, or $0.1 million. As of April 30, 2018, we had raised the full amount of gross proceeds available to us under the AMI Sales Agreement.

Warrants

As of April 30, 2020 and 2019, we had no warrants issued and outstanding.

Shares of Common Stock Authorized and Reserved for Future Issuance

As of April 30, 2020, 56,483,065 shares of our common stock were issued and outstanding. Our common stock outstanding as of April 30, 2020 excluded the following shares of common stock reserved for future issuance (in thousands):

Shares
Stock Incentive Plans	6,941
Employee Stock Purchase Plan	1,149
Conversion of our outstanding Series E Preferred Stock	6,826
Total common stock reserved for future issuance	14,916

Note 6 – Benefit Plans

Stock Incentive Plans

The Avid Bioservices, Inc. 2018 Omnibus Incentive Plan (the “2018 Plan”) is a stockholder-approved plan, which provides, among other things, the ability for us to grant stock options, restricted stock units and other forms of stock-based awards. The 2018 Plan replaced our 2009, 2010 and 2011 Stock Incentive Plans (the “Prior Plans”). However, any awards outstanding under the Prior Plans as of the 2018 Plan’s effective date will remain subject to and be paid under the applicable Prior Plan, and any shares subject to outstanding awards under the Prior Plans that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under the 2018 Plan.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The 2018 Plan, the Prior Plans, and the Expired Plans are collectively referred to as the “Stock Plans”. As of April 30, 2020, we had an aggregate of 6,941,049 shares of our common stock reserved for issuance under the Stock Plans, of which 3,203,034 shares were subject to outstanding stock options and restricted stock units and 3,738,015 shares were available for future grants of stock-based awards.

Stock Options

Stock options granted under our Stock Plans are granted at an exercise price not less than the fair market value of our common stock on the date of grant. Stock option grants to employees generally vest 25% on each of the first, second, third and fourth anniversaries of the date of grant, and stock option grants to non-employee directors generally vest over a period of one to three years from the date of grant. Stock options generally have a contractual term of seven years; however, the maximum contractual term of any stock option granted under the Stock Plans is ten years.

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

The fair value of stock options on the date of grant and the weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model for fiscal years ended April 30, 2020, 2019 and 2018, were as follows:

	Fiscal Year Ended April 30,
	2020	2019	2018
Risk-free interest rate	1.86%	2.81%	2.21%
Expected life (in years)	5.06	5.57	6.19
Expected volatility	77.45%	76.56%	110.43%
Expected dividend yield	–	–	–

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes our stock option transaction activity for the fiscal year ended April 30, 2020:

	Stock Options (in thousands)	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at May 1, 2019	3,274	$7.51
Granted	887	$5.91
Exercised	(251)	$3.73
Canceled or expired	(1,014)	$10.79
Outstanding at April 30, 2020	2,896	$6.20	5.76	$2,457
Vested and expected to vest	2,896	$6.20	5.76	$2,457
Exercisable at April 30, 2020	1,530	$6.77	4.89	$1,566

______________

(1)	Aggregate intrinsic value represents the difference between the exercise price of an option and the closing market price of our common stock on April 30, 2020, which was $6.10 per share.

The weighted-average grant date fair value of options granted during the fiscal years ended April 30, 2020, 2019 and 2018 was $3.74, $3.30 and $3.50 per share, respectively.

The aggregate intrinsic value of stock options exercised during the fiscal years ended April 30, 2020, 2019 and 2018 was $0.7 million, $0.5 million and $0.2 million, respectively. Cash received from stock options exercised during fiscal years ended April 30, 2020, 2019 and 2018 totaled $0.9 million, $1.3 million and $0.8 million, respectively.

We issue shares of common stock that are reserved for issuance under the Stock Plans upon the exercise of stock options, and we do not expect to repurchase shares of common stock from any source to satisfy our obligations under our compensation plans.

As of April 30, 2020, the total estimated unrecognized compensation cost related to non-vested stock options was $4.1 million. This cost is expected to be recognized over a weighted average vesting period of 2.66 years based on current assumptions.

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

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes our RSUs transaction activity for the fiscal year ended April 30, 2020:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at May 1, 2019	200	$4.32
Granted	194	5.91
Vested	(49)	4.30
Forfeited	(38)	5.07
Outstanding at April 30, 2020	307	$5.23

The weighted-average grant date fair value of RSUs granted during the fiscal years ended April 30, 2020 and 2019 was $5.91 and $4.28 per share, respectively. No RSUs were granted during the fiscal year ended April 30, 2018.

The total fair value of RSUs vested during the fiscal year ended April 30, 2020 was $0.3 million. No RSUs vested during the fiscal years ended April 30, 2019 and 2018.

As of April 30, 2020, the total estimated unrecognized compensation cost related to non-vested RSUs was $1.3 million. This cost is expected to be recognized over a weighted average vesting period of 2.82 years.

Employee Stock Purchase Plan

The Avid Bioservices, Inc. 2010 Employee Stock Purchase Plan (the “ESPP”) is a stockholder-approved plan under which employees can purchase shares of our common stock, based on a percentage of their compensation, subject to certain limits. The purchase price per share is equal to the lower of 85% of the fair market value of our common stock on the first trading day of the offering period or on the last trading day of the six-month offering period. On October 9, 2019, our stockholders approved an amendment to the ESPP to extend its term for an additional five years to October 21, 2025 and to change the commencement dates of the six-month offering periods from May 1 and November 1 of each year to January 1 and July 1 of each year.

During the fiscal years ended April 30, 2020, 2019 and 2018, a total of 47,526, 75,148 and 88,327 shares of our common stock were purchased, respectively, under the ESPP at a weighted average purchase price per share of $3.94, $3.44 and $3.59, respectively. As of April 30, 2020, we had 1,148,735 shares of our common stock reserved for issuance under the ESPP.

The fair value of the shares purchased under the ESPP was determined using a Black-Scholes option valuation model (see explanation of valuation model inputs above under “Stock Options”), and is recognized as expense on a straight-line basis over the requisite service period (or six-month offering period).

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average grant date fair value of purchase rights under the ESPP during fiscal years ended April 30, 2020, 2019 and 2018 was $1.81, $1.49 and $1.65, respectively, based on the following weighted-average Black-Scholes option valuation model inputs:

	Fiscal Year Ended April 30,
	2020	2019	2018
Risk-free interest rate	2.08%	2.26%	1.10%
Expected life (in years)	0.50	0.50	0.50
Expected volatility	56.71%	71.10%	75.18%
Expected dividend yield	–	–	–

401(k) Plan

We maintain a 401(k) Plan pursuant to section 401(k) of the Internal Revenue Code that allows participating employees to defer a portion of their compensation on a tax deferred basis up to the maximum amount permitted by the Internal Revenue Code. We match 50% of employee contributions of up to 6% of their annual eligible compensation. The expense related to our matching contributions to the 401(k) Plan was $0.5 million, $0.4 million and $0.6 million for the fiscal years ended April 30, 2020, 2019 and 2018, respectively.

Stock-based Compensation Expense

Stock-based compensation expense for the fiscal years ended April 30, 2020, 2019 and 2018 was comprised of the following (in thousands):

	Fiscal Year Ended April 30,
	2020	2019	2018
Cost of revenues	$922	$474	$378
Selling, general and administrative expense	1,577	1,121	820
Discontinued operations	–	–	340
Total	$2,499	$1,595	$1,538

Due to our net loss position, no tax benefits have been recognized in the Consolidated Statements of Cash Flows.

Note 7 – Income Taxes

We are primarily subject to U.S. federal and California state jurisdictions. All tax years with tax attributes carrying forward remain open to examination by U.S. federal and state authorities.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with ASC 740, we are required to recognize the impact of an uncertain tax position in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained upon examination by the tax authorities. We had no unrecognized tax benefits from uncertain tax positions as of April 30, 2020 and 2019. It is also our policy, in accordance with authoritative guidance, to recognize interest and penalties related to income tax matters in interest and other expense in our Consolidated Statements of Operations and Comprehensive Loss. We did not recognize interest or penalties related to income taxes for fiscal years ended April 30, 2020, 2019, and 2018, and we did not accrue for interest or penalties as of April 30, 2020 and 2019.

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

At April 30, 2020, we had net deferred tax assets of $118.1 million. Due to uncertainties surrounding our ability to generate future taxable income to realize these tax assets, a full valuation has been established to offset our net deferred tax assets. Additionally, the future utilization of our net operating loss carry forwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Section 382, as a result of ownership changes that may have occurred previously or that could occur in the future. A Section 382 analysis was completed as of the fiscal year ended April 30, 2019 and we subsequently reviewed ownership activity through April 30, 2020, which it was determined that no significant change in ownership had occurred. However, ownership changes occurring subsequent to April 30, 2020 may impact the utilization of net operating loss carry forwards and other tax attributes.

At April 30, 2020, we had federal net operating loss carry forwards of approximately $427 million. The federal net operating loss carry forwards generated prior to January 1, 2018 expire in fiscal years 2021 through 2038. The federal net operating loss generated after January 1, 2018 of $19.8 million can be carried forward indefinitely. Net operating losses generated after 2017 through 2020 may offset future taxable income without limitation. Utilization of net operating losses generated subsequent to 2020 are limited to 80% of future taxable income. We also have California state net operating loss carry forwards of approximately $277 million at April 30, 2020, which begin to expire in fiscal year 2029.

The provision for income taxes on our loss from continuing operations for the fiscal years ended April 30, 2020, 2019 and 2018 is comprised of the following (in thousands):

	2020	2019	2018
Federal income taxes at statutory rate	$(2,197)	$(1,120)	$(6,112)
State income taxes	–	(48)	155
Expiration of deferred tax assets	2,588	2,507	1,840
Change in valuation allowance	(1,664)	(2,480)	(57,599)
Stock-based compensation	1,138	1,309	1,584
Other, net	135	(452)	6
Tax Cuts and Jobs Act	–	–	60,126
Income tax benefit	$–	$(284)	$–

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and deferred tax liabilities at April 30, 2020 and 2019 are as follows:

	2020	2019
Net operating losses	$114,105	$113,612
Stock-based compensation	2,573	3,416
Deferred revenue	810	1,610
Deferred rent	–	555
Lease liabilities	6,324	–
Other	1,197	1,256
Total deferred tax assets	125,009	120,449
Less valuation allowance	(118,137)	(119,516)
Total deferred tax assets, net of valuation allowance	6,872	933

Deferred tax liabilities:
Fixed assets	(1,216)	(933)
Right-of-use assets	(5,656)	–
Total deferred tax liabilities	(6,872)	(933)
Net deferred tax assets	$–	$–

On March 27, 2020, the CARES Act was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, the creation of certain refundable employee retention credits, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. Due to our loss position, many of the provisions of the CARES Act do not impact us and the CARES Act does not have a significant impact on our income tax provision for the fiscal year ended April 30, 2020.

Note 8 – Net Loss per Common Share

Basic net loss per common share is computed by dividing our net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing our net loss attributable to common stockholders by the sum of the weighted average number of shares of common stock outstanding during the period, plus the potential dilutive effects of stock options, unvested RSUs, shares of common stock expected to be issued under our ESPP, warrants, and Series E Preferred Stock outstanding during the period.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net loss attributable to common stockholders represents our net loss plus Series E Preferred Stock accumulated dividends. Series E Preferred Stock accumulated dividends include dividends declared for the period (regardless of whether or not the dividends have been paid) and dividends accumulated for the period (regardless of whether or not the dividends have been declared).

The potential dilutive effect of stock options, unvested RSUs, shares of common stock expected to be issued under our ESPP, and warrants outstanding during the period are calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. The potential dilutive effect of our Series E Preferred Stock outstanding during the period is calculated using the if-converted method assuming the conversion of Series E Preferred Stock as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. Since the impact of potentially dilutive securities are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per common share amounts for the fiscal years ended April 30, 2020, 2019 and 2018.

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of the following weighted average securities, as their effect is anti-dilutive during periods of net loss (in thousands):

	2020	2019	2018
Stock options	145	139	54
RSUs	76	34	–
ESPP	7	11	2
Total	228	184	56

The calculation of weighted average diluted shares outstanding also excludes the following weighted average securities, as their exercise prices or conversion price were greater than the average market price of our common stock during the respective periods, resulting in an anti-dilutive effect (in thousands):

	2020	2019	2018
Stock options	2,650	2,712	3,637
RSUs	7	34	–
Warrants	–	13	39
Series E Preferred Stock	1,979	1,979	1,979
Total	4,636	4,738	5,655

Note 9 – Commitments and Contingencies

In the ordinary course of business, we are at times subject to various legal proceedings and disputes. We make provisions for liabilities when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  Such provisions, if any, are reviewed at least quarterly and adjusted to reflect the impact of any settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to a particular case.  We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our consolidated financial condition or results of operations.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2020, the World Health Organization declared the global novel coronavirus disease (“COVID-19”) outbreak a pandemic and recommended containment and mitigation measures worldwide. We are monitoring this closely, and although the COVID-19 pandemic has not had a significant impact on our operations to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is highly uncertain. Accordingly, we cannot provide any assurance that the COVID-19 pandemic will not have a material adverse impact on our operations or future results. The extent to which the COVID-19 pandemic impacts our future business, strategic initiatives, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity and resurgence of the COVID-19 pandemic, the effects of the COVID-19 pandemic on our customers, vendors, and employees and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume.

Note 10 – Restructuring Charges

In August 2017, we implemented a restructuring plan intended to reduce operating costs and improve cost efficiencies, while we pursued strategic options for our research and development assets and focused our efforts on growing our CDMO business. Under this restructuring plan, which we completed in October 2017, we reduced our overall workforce by 57 employees. As a result, during the fiscal quarter ended October 31, 2017, we incurred an aggregate of $1.6 million in restructuring costs consisting of termination benefits, including severance, and other employee-related costs, of which $0.3 million is from discontinued operations and $1.3 million is from continuing operations. The restructuring costs from discontinued operations are included in loss from discontinued operations, net of tax, in the accompanying Consolidated Financial Statements for the fiscal year ended April 30, 2018 (Note 11). The restructuring costs from continuing operations are included in operating expenses in the accompanying Consolidated Financial Statements for the fiscal year ended April 30, 2018. All restructuring costs were paid in full during fiscal year 2018.

Note 11 – Sale of Research and Development Assets

In February 2018, we entered into an Asset Assignment and Purchase Agreement (the “February 2018 Purchase Agreement”) with Oncologie, Inc. (“Oncologie”), pursuant to which we sold to Oncologie the majority of our research and development assets, which included the assignment of certain exclusive licenses related to our former phosphatidylserine (“PS”)-targeting program, as well as certain other licenses and assets useful and/or necessary for the potential commercialization of bavituximab.

Pursuant to the February 2018 Purchase Agreement, we received an aggregate of $8.0 million from Oncologie, of which $3.0 million was received in fiscal year 2018 and $5.0 million was received in fiscal year 2019. We are also eligible to receive up to an additional $95.0 million in the event that Oncologie achieves certain development, regulatory and commercialization milestones with respect to bavituximab. In addition, we are eligible to receive royalties on net sales that are upward tiering into the mid-teens in the event that Oncologie commercializes and sells products utilizing bavituximab or the other transferred assets. As of April 30, 2020, no development, regulatory or commercialization milestones have been achieved by Oncologie under the February 2018 Purchase Agreement. Oncologie is responsible for all future research, development and commercialization of bavituximab, including all related intellectual property costs and all other future liabilities and obligations arising out of the ownership of the transferred assets.

In September 2018, we entered into a separate Asset Assignment and Purchase Agreement (the “September 2018 Purchase Agreement”) with Oncologie, pursuant to which we sold to Oncologie our r84 technology, which included the assignment of certain licenses, patents and other assets useful and/or necessary for the potential commercialization of the r84 technology.

Pursuant to the September 2018 Purchase Agreement, we received $1.0 million from Oncologie, which amount was paid in fiscal year 2019. We are also eligible to receive up to an additional $21.0 million in the event that Oncologie achieves certain development, regulatory and commercialization milestones with respect to r84. In addition, we are eligible to receive royalties on net sales ranging from the low to mid-single digits in the event that Oncologie commercializes and sells products utilizing the r84 technology. As of April 30, 2020, no development, regulatory or commercialization milestones have been achieved by Oncologie under the September 2018 Purchase Agreement. Oncologie is responsible for all future research, development and commercialization of r84, including all related intellectual property costs and all other future liabilities and obligations arising out of the ownership of the transferred assets.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Discontinued Operations

As a result of the sale of our PS-targeting and r84 technologies, the abandonment of our remaining research and development assets, and the strategic shift in our corporate direction to focus solely on our CDMO business, the operating results from our former research and development segment have been excluded from continuing operations and presented as discontinued operations in the accompanying Consolidated Financial Statements for all periods presented. During the fiscal years ended April 30, 2019 and 2018, we recorded a gain of $1.0 million and $8.0 million, respectively, upon the completion of the September 2018 Purchase Agreement and the February 2018 Purchase Agreement, which amounts are included in income (loss) from discontinued operations, net of tax, in the accompanying Consolidated Statements of Operations and Comprehensive Loss for the fiscal years ended April 30, 2019 and 2018, respectively. The results of operations from discontinued operations presented below include certain allocations that management believes fairly reflect the utilization of services provided to the former research and development segment. The allocations do not include amounts related to general corporate administrative expenses or interest expense. Therefore, these results of operations do not necessarily reflect what the results of operations would have been had the former research and development segment operated as a stand-alone segment.

There were no operating results from discontinued operations for the fiscal year ended April 30, 2020.

The following table summarizes the results of discontinued operations for the fiscal years ended April 30, 2019 and 2018 (in thousands):

	Fiscal Year Ended April 30,
	2019	2018
License revenue	$–	$25
Operating expenses:
Research and development	–	6,782
Selling, general and administrative	–	2,163
Restructuring charges	–	330
Total operating expenses	–	9,275

Other income	125	–
Gain on sale of research and development assets before income taxes	1,000	8,000
Income tax expense	284	–
Income (loss) from discontinued operations, net of tax	$841	$(1,250)

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Selected Quarterly Financial Data (Unaudited)

The following is a summary of our unaudited quarterly results for each of the two most recent fiscal years (in thousands, except per share amounts):

	Fiscal Year Ended April 30, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues (a)	$15,254	$18,313	$13,585	$12,550
Gross profit (loss)	$1,086	$3,360	$785	$(1,299)
Loss from continuing operations, net of tax(b)	$(3,164)	$(430)	$(2,104)	$(4,768)
Net loss	$(3,164)	$(430)	$(2,104)	$(4,768)
Net loss attributable to common stockholders	$(4,606)	$(1,872)	$(3,546)	$(6,210)
Basic and diluted net loss per common share attributable to common stockholders (c)	$(0.08)	$(0.03)	$(0.06)	$(0.11)

	Fiscal Year Ended April 30, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$12,589	$10,178	$13,781	$17,055
Gross profit	$1,192	$334	$2,050	$3,648
(Loss) income from continuing operations, net of tax	$(1,961)	$(2,190)	$(1,139)	$234
Income from discontinued operations, net of tax (d)(e)	$–	$739	$–	$102
Net (loss) income	$(1,961)	$(1,451)	$(1,139)	$336
Net loss attributable to common stockholders	$(3,403)	$(2,893)	$(2,581)	$(1,106)
Basic and diluted net (loss) income per common share attributable to common stockholders (c)
Continuing operations	$(0.06)	$(0.06)	$(0.05)	$(0.02)
Discontinued operations	$–	$0.01	$–	$–
Net loss per common share attributable to common stockholders	$(0.06)	$(0.05)	$(0.05)	$(0.02)

________________

(a)	Revenues for the fourth quarter of fiscal year ended April 30, 2020, includes a $1.5 million reduction due to changes in estimates for variable consideration as compared to the third quarter of fiscal year ended April 30, 2020.
(b)	Loss from continuing operations for the second quarter of fiscal year ended April 30, 2020 includes a loss on lease termination of $0.4 million (Note 4)
(c)	Basic and diluted net income (loss) per common share attributable to common stockholders calculations for each of the quarters are based on the basic and diluted weighted average common shares outstanding for each period. As such, the sum of the quarters may not necessarily equal the basic and diluted net (loss) income per common share amount for the fiscal year.
(d)	For the fiscal year ended April 30, 2019, the operating results of our former research and development segment are reported as income from discontinued operations, net of tax (Note 1). There were no operating results from discontinued operations for the fiscal year ended April 30, 2020.
(e)	Income from discontinued operations, net of tax, for the second quarter of fiscal year ended April 30, 2019 includes a gain on sale of research and development assets before tax of $1.0 million (Note 11).

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Subsequent Events

Repayment of PPP Loan

On May 12, 2020, we paid off in full the principal and interest on the PPP Loan, resulting in the termination of the Note (Note 3).

Series E Preferred Stock Dividend

On June 3, 2020, our Board of Directors declared a quarterly cash dividend of $0.65625 per share on our Series E Preferred Stock.  The dividend payment is equivalent to an annualized 10.50% per share, based on the $25.00 per share stated liquidation preference, accruing from April 1, 2020 through June 30, 2020.  The cash dividend of $1.1 million is payable on July 1, 2020 to holders of the Series E Preferred Stock of record on June 15, 2020.

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosures

None.

Item 9A.	Controls And Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” defined in Rule 13a-15(e) under the Exchange Act refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of our management, including our interim chief executive officer and chief financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2020. Based on this evaluation, our interim president and chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2020 to ensure the timely disclosure of required information in our SEC filings.

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

Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2020.

Our internal control over financial reporting as of April 30, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

Management has determined that, as of April 30, 2020, there were no significant changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Avid Bioservices, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Avid Bioservices, Inc.’s internal control over financial reporting as of April 30, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Avid Bioservices, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 30, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2020, and the related notes and our report dated June 30, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Irvine, California

June 30, 2020

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers And Corporate Governance

The information required by this Item regarding our directors, executive officers and committees of our board of directors is incorporated by reference to the information set forth under the captions, “Election of Directors,” “Executive Compensation” and “Corporate Governance” in our 2020 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2020 (the “2020 Definitive Proxy Statement”).

Information required by this Item regarding Section 16(a) reporting compliance is incorporated by reference to the information set forth under the caption, “Delinquent Section 16(a) Reports” in our 2020 Definitive Proxy Statement.

Information required by this Item regarding our code of ethics is incorporated by reference to the information set forth under the caption, “Corporate Governance” in our 2020 Definitive Proxy Statement.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the information set forth under the captions, “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” in our 2020 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2020.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Other than as set forth below, the information required by this Item is incorporated by reference to the information set forth under the caption, “Security Ownership of Certain Beneficial Owners, Directors and Management” in our 2020 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2020.

Equity Compensation Plan Information

The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of April 30, 2020:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($/share)	(c) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders (1)	3,193,204	6.17	3,738,015
Equity compensation plans not approved by stockholders (2)	9,830	15.75	–
Employee Stock Purchase Plan approved by stockholders	–	–	1,148,735
Total	3,203,034	6.20 (3)	4,886,750

 ______________________

(1)	Represents stock options and restricted stock units under our stockholder approved equity compensation plans referred to as the 2018 Omnibus Incentive Plan, the 2011 Stock Incentive Plan, the 2010 Stock Incentive Plan, the 2009 Stock Incentive Plan, the 2005 Stock Incentive Plan and the 2003 Stock Incentive Plan.
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

The information required by this Item is incorporated by reference to the information set forth under the captions, “Certain Relationships and Related Transactions,” “Director Independence” and “Compensation Committee Interlocks and Insider Participation” in our 2020 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2020.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the information set forth under the caption, “Independent Registered Public Accounting Firm Fees” in our 2020 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2020.

PART IV

Item 15.	Exhibits And Financial Statement Schedules

(a)	Documents filed as part of this report on Form 10-K:

(1)	Consolidated Financial Statements

(2)	Financial Statement Schedules

All schedules are omitted as the required information is inapplicable, or the information is presented in the consolidated financial statements or related notes.

(3)	Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this report on Form 10-K.

Item 16.	FORM 10-K SUMMARY

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	Date Filed	Exhibit Number	Filed Herewith
3.1	Certificate of Incorporation, as amended through October 4, 2018	10-Q	12/10/2018	3.1
3.2	Amended and Restated Bylaws	8-K	11/14/2014	3.2
3.3	Amendment No. 1 to Amended and Restated Bylaws	8-K	3/13/2018	3.2
4.1	Form of Certificate for Common Stock	10-K	1988	4.1
4.2*	2002 Non-Qualified Stock Option Plan	S-8	6/23/2006	4.17
4.3*	Form of 2002 Non-Qualified Stock Option Agreement	S-8	6/23/2006	4.18
4.4*	2003 Stock Incentive Plan Non-qualified Stock Option Agreement	S-8	12/16/2004	10.95
4.5*	2003 Stock Incentive Plan Incentive Stock Option Agreement	S-8	12/16/2004	10.96
4.6*	2010 Stock Incentive Plan	DEF-14A	8/27/2010	A
4.7*	Form of Stock Option Award Agreement under 2010 Stock Incentive Plan	S-8	12/9/2010	4.17
4.8*	2010 Employee Stock Purchase Plan	DEF-14A	8/27/2010	B
4.9*	Amendment to the 2010 Employee Stock Purchase Plan	DEF-14A	8/26/2016	B
4.10*	2011 Stock Incentive Plan	DEF-14A	8/26/2011	A
4.11*	Form of Stock Option Award Agreement under 2011 Stock Incentive Plan	S-8	12/12/2011	4.20
4.12*	First Amendment to 2011 Stock Incentive Plan	DEF-14A	8/27/2012	A
4.13*	Second Amendment to 2011 Stock Incentive Plan	DEF-14A	8/26/2013	A
4.14*	Third Amendment to 2011 Stock Incentive Plan	10-K	7/14/2015	4.24
4.15*	Form of Amendment to Stock Option Award Agreement Under 2011 Stock Incentive Plan related to Non-Employee Director stock option awards	10-K	7/14/2015	4.27
4.16*	Fourth Amendment to 2011 Stock Incentive Plan	DEF-14A	8/28/2015	B
4.17	Form of Indenture	S-3	1/12/2018	4.4
4.18*	Avid Bioservices, Inc. 2018 Omnibus Incentive Plan	DEF-14A	8/17/2018	A
4.19*	Form of Stock Option Award Agreement under 2018 Omnibus Incentive Plan	S-8	12/10/2018	4.2

Incorporated by Reference
Exhibit Number	Description	Form	Date Filed	Exhibit Number	Filed Herewith
4.20*	Form of Restricted Stock Unit Award Agreement under 2018 Omnibus Incentive Plan	S-8	12/10/2018	4.3
4.21	Description of Registrant’s Securities				X
10.1	Lease and Agreement of Lease between TNCA, LLC, as Landlord, and Avid Bioservices, Inc., as Tenant, dated as of December 24, 1998	10-Q	3/12/1999	10.48
10.2	First Amendment to Lease and Agreement of Lease between TNCA, LLC, as Landlord, and Avid Bioservices, Inc., as Tenant, dated December 22, 2005	8-K	12/23/2005	99.1 99.2
10.3*	Amended and Restated Employment Agreement by and between Avid Bioservices, Inc. and Mark R. Ziebell, effective December 27, 2012	10-Q	3/12/2013	10.38
10.4**	Asset Assignment and Purchase Agreement by and between Avid Bioservices, Inc. and Oncologie, Inc., dated February 12, 2018	10-K	7/16/2018	10.11
10.5*	Employment Agreement by and between Avid Bioservices, Inc. and Daniel R. Hart, effective June 26, 2019	10-K	6/27/2019	10.7
10.6*	Amendment to 2010 Employee Stock Purchase Plan	DEF-14A	8/21/2019	A
10.7	Promissory Note, dated April 17, 2020, by and between Avid Bioservices, Inc. and City National Bank	8-K	4/23/2020	10.1
23.1	Consent of Independent Registered Public Accounting Firm				X
24	Power of Attorney (included on signature page of Annual Report)				X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended				X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350				X
101.INS	XBRL Taxonomy Extension Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Presentation Extension Linkbase Document				X

_______________________________
* **	This Exhibit is a management contract or a compensation plan or arrangement. Portions omitted pursuant to a request of confidentiality filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVID BIOSERVICES, INC.

Date: June 30, 2020	By:	/s/ /Richard B. Hancock
Richard B. Hancock Interim President and Chief Executive Officer (Principal Executive Officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Richard B. Hancock	Interim President and Chief Executive Officer and Director	June 30, 2020
Richard B. Hancock	(Principal Executive Officer)

/s/ Daniel R. Hart	Chief Financial Officer	June 30, 2020
Daniel R. Hart	(Principal Financial Officer and Principal Accounting Officer)

/s/ Joseph Carleone, Ph.D.	Chairman of the Board of Directors	June 30, 2020
Joseph Carleone, Ph.D.

/s/ Mark R. Bamforth	Director	June 30, 2020
Mark R. Bamforth

/s/ Catherine J. Mackey, Ph.D.	Director	June 30, 2020
Catherine J. Mackey, Ph.D.

/s/ Gregory P. Sargen	Director	June 30, 2020
Gregory P. Sargen

/s/ Patrick D. Walsh	Director	June 30, 2020
Patrick D. Walsh

