Form 10-Q
period 2020-07-31
Avid Bioservices, Inc.
filed 2020-09-01
CIK 704562

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

or

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 001-32839

_______________________________

AVID BIOSERVICES, INC.

(Exact name of Registrant as specified in its charter)

_______________________________

Delaware (State or other jurisdiction of incorporation or organization)	95-3698422 (I.R.S. Employer Identification No.)
2642 Michelle Drive, Suite 200, Tustin, California 92780 (Address of principal executive offices and zip code)

(714) 508-6100

(Registrant’s telephone number, including area code)

_______________________________

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

As of August 24, 2020, the number of shares of registrant’s common stock outstanding was 56,602,792.

AVID BIOSERVICES, INC.

Form 10-Q

For The Quarter Ended July 31, 2020

TABLE OF CONTENTS

i

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

avid bioservices, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except par value)

	July 31, 2020	April 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$28,211	$36,262
Accounts receivable	14,311	8,606
Contract assets	4,317	3,300
Inventory	9,610	10,883
Prepaid expenses	569	712
Total current assets	57,018	59,763
Property and equipment, net	28,134	27,105
Operating lease right-of-use assets	19,757	20,100
Restricted cash	350	350
Other assets	302	302
Total assets	$105,561	$107,620
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,724	$5,926
Accrued payroll and related costs	3,405	3,019
Contract liabilities	27,123	29,120
Operating lease liabilities	1,268	1,228
Note payable	–	4,379
Other current liabilities	591	808
Total current liabilities	38,111	44,480

Operating lease liabilities, less current portion	20,911	21,244
Total liabilities	59,022	65,724

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; 1,648 shares issued and outstanding at July 31, 2020 and April 30, 2020, respectively	2	2
Common stock, $0.001 par value; 150,000 shares authorized; 56,601 and 56,483 shares issued and outstanding at July 31, 2020 and April 30, 2020, respectively	56	56
Additional paid-in capital	612,822	612,909
Accumulated deficit	(566,341)	(571,071)
Total stockholders’ equity	46,539	41,896
Total liabilities and stockholders’ equity	$105,561	$107,620

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and comprehensive INCOME (loss)

(Unaudited) (In thousands, except per share information)

	Three Months Ended July 31,
	2020	2019

Revenues	$25,392	$15,254
Cost of revenues	16,848	14,168
Gross profit	8,544	1,086

Operating expenses:
Selling, general and administrative	3,825	4,459
Operating income (loss)	4,719	(3,373)
Interest and other income, net	11	209
Net income (loss)	$4,730	$(3,164)

Comprehensive income (loss)	$4,730	$(3,164)

Series E preferred stock accumulated dividends	(1,442)	(1,442)

Net income (loss) attributable to common stockholders	$3,288	$(4,606)

Net income (loss) per share attributable to common stockholders:
Basic	$0.06	$(0.08)
Diluted	$0.06	$(0.08)

Weighted average common shares outstanding:
Basic	56,523	56,167
Diluted	56,892	56,167

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS of STOCKHOLDERs’ EQUITY

(Unaudited) (In thousands, except per share information)

	Three Months Ended July 31, 2020
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at April 30, 2020	1,648	$2	56,483	$56	$612,909	$(571,071)	$41,896
Series E preferred stock dividends paid ($0.65625 per share)	–	–	–	–	(1,081)	–	(1,081)
Common stock issued under Employee Stock Purchase Plan	–	–	32	–	179	–	179
Exercise of stock options	–	–	20	–	85	–	85
Vesting of restricted stock units	–	–	66	–	–	–	–
Stock-based compensation expense	–	–	–	–	730	–	730
Net income	–	–	–	–	–	4,730	4,730
Balance at July 31, 2020	1,648	$2	56,601	$56	$612,822	$(566,341)	$46,539

	Three Months Ended July 31, 2019
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at April 30, 2019	1,648	$2	56,136	$56	$613,615	$(560,605)	$53,068
Series E preferred stock dividends paid ($0.65625 per share)	–	–	–	–	(1,081)	–	(1,081)
Exercise of stock options	–	–	74	–	258	–	258
Vesting of restricted stock units	–	–	28	–	–	–	–
Stock-based compensation expense	–	–	–	–	603	–	603
Net loss	–	–	–	–	–	(3,164)	(3,164)
Balance at July 31, 2019	1,648	$2	56,238	$56	$613,395	$(563,769)	$49,684

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Three Months Ended July 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,730	$(3,164)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	830	726
Stock-based compensation	730	603
Changes in operating assets and liabilities:
Accounts receivable	(5,705)	(849)
Contract assets	(1,017)	(1,262)
Inventory	1,273	(1,474)
Prepaid expenses	143	(68)
Accounts payable	(1,572)	(410)
Accrued payroll and related costs	386	(310)
Contract liabilities	(1,997)	3,453
Other accrued expenses and liabilities	(74)	287
Net cash used in operating activities	(2,273)	(2,468)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(489)	(38)
Net cash used in investing activities	(489)	(38)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under employee stock purchase plan	179	–
Proceeds from exercise of stock options	85	258
Repayment of note payable	(4,379)	–
Dividends paid on preferred stock	(1,081)	(1,081)
Principal payments on finance lease	(93)	(78)
Net cash used in financing activities	(5,289)	(901)

Net decrease in cash, cash equivalents and restricted cash	(8,051)	(3,407)
Cash, cash equivalents and restricted cash, beginning of period	36,612	33,501
Cash, cash equivalents and restricted cash, end of period	$28,561	$30,094

Supplemental disclosures of non-cash activities:
Unpaid purchases of property and equipment	$1,370	$1,516

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown above:

	July 31, 2020	April 30, 2020	July 31, 2019	April 30, 2019
Cash and cash equivalents	$28,211	$36,262	$28,944	$32,351
Restricted cash	350	350	1,150	1,150
Total cash, cash equivalents and restricted cash	$28,561	$36,612	$30,094	$33,501

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to quarterly reports on Form 10-Q, and accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020, as filed with the SEC on June 30, 2020. The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented, with such adjustments consisting only of normal recurring adjustments. Results of operations for interim periods covered by this Quarterly Report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year or any other interim period.

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

Note 2 – Summary of Significant Accounting Policies

Information regarding our significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, of the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020.

Revenue Recognition

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

The following table summarizes our manufacturing and process development revenue streams (in thousands):

	Three Months Ended July 31,
	2020	2019
Manufacturing revenues	$24,063	$12,908
Process development revenues	1,329	2,346
Total revenues	$25,392	$15,254

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

During the three months ended July 31, 2020 and 2019, we recognized revenue of $16.4 million and $6.2 million, respectively, for which the contract liability was recorded in a prior period.

The transaction price for services provided under our customer contracts reflects our best estimates of the amount of consideration to which we are entitled in exchange for providing goods and services to our customers. In determining the transaction price, we considered the different sources of variable consideration including, but not limited to, discounts, credits, refunds, price concessions or other similar items. We have included in the transaction price some or all of an amount of variable consideration, utilizing the most likely method, only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The actual amount of consideration ultimately received may differ.

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

We apply the practical expedient available under ASC 606 that permits us not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. As of July 31, 2020, we do not believe we have any unsatisfied performance obligations for contracts greater than one year.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restricted Cash

Under the terms of an operating lease related to our facilities (Note 4), we are required to maintain, as collateral, a letter of credit, during the term of such lease. At July 31, 2020 and April 30, 2020, restricted cash of $0.4 million was pledged as collateral under the letter of credit.

Leases

We determine if an arrangement is or contains a lease at inception. Our operating leases with a term greater than one year are included in operating lease right-of-use assets, operating lease liabilities and operating lease liabilities, less current portion in our condensed consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset during the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date, based on the present value of lease payments over the lease term. In determining the net present value of lease payments, we use our incremental borrowing rate which represents an estimated rate of interest that we would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date.

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

Property and Equipment

Property and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which are generally as follows:

Description	Estimated Useful Life
Leasehold improvements	Shorter of estimated useful life or lease term
Laboratory and manufacturing equipment	5 – 10 years
Furniture, fixtures and office equipment	5 – 10 years
Computer equipment and software	3 – 5 years

Construction-in-progress, which represents direct costs related to the construction of various equipment and leasehold improvements primarily associated with our manufacturing facilities, is not depreciated until the asset is completed and placed into service. No interest was incurred or capitalized as construction-in-progress as of July 31, 2020 and April 30, 2020. All of our property and equipment are located in the U.S. Property and equipment consist of the following (in thousands):

	July 31, 2020	April 30, 2020
Leasehold improvements	$21,130	$21,130
Laboratory and manufacturing equipment	15,414	15,033
Computer equipment and software	5,350	5,334
Furniture, fixtures and office equipment	685	685
Construction-in-progress	4,026	2,564
Total property and equipment, gross	$46,605	$44,746
Less: accumulated depreciation and amortization	(18,471)	(17,641)
Total property and equipment, net	$28,134	$27,105

Depreciation and amortization expense for the three months ended July 31, 2020 and 2019 was $0.8 million and $0.7 million, respectively.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Impairment

Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. Long-lived assets are reported at the lower of carrying amount or fair value less cost to sell if impairment indicators exist. For the three months ended July 31, 2020 and 2019, there were no indicators of impairment of the value of our long-lived assets and no cumulative impairment losses recognized as of July 31, 2020.

Stock-Based Compensation

We account for stock options, restricted stock units and other stock-based awards granted under our equity compensation plans in accordance with the authoritative guidance for stock-based compensation. The estimated fair value of stock options granted to employees in exchange for services is measured at the grant date, using a fair value based method, such as a Black-Scholes option valuation model, and is recognized as expense on a straight-line basis over the requisite service periods. The fair value of restricted stock units is measured at the grant date based on the closing market price of our common stock on the date of grant, and is recognized as expense on a straight-line basis over the period of vesting. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur. As of July 31, 2020 and April 30, 2020, there were no outstanding stock-based awards with market or performance conditions.

Comprehensive Income (Loss)

Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) is equal to our net income (loss) for all periods presented.

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

As of July 31, 2020 and April 30, 2020, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash equivalents, which are primarily invested in money market funds with one major commercial bank, are carried at fair value based on quoted market prices for identical securities (Level 1 input).

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU 2016-13”). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. As a smaller reporting company, ASU 2016-13 and its subsequent updates are effective for fiscal years beginning after December 15, 2022, which will be our fiscal year 2024 beginning May 1, 2023; however, early adoption is permitted. We are currently evaluating the impact this standard will have on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements of fair value measurements. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. We adopted ASU 2018-13 on May 1, 2020. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and other Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). The new guidance aligns the requirement for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirement for capitalizing implementation costs incurred to develop or obtain internal-use-software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for fiscal years, and interim periods within those years, beginning after December 14, 2019. We adopted ASU 2018-15 on May 1, 2020. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions and improving consistent application in certain areas of Topic 740. ASU 2019-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, which will be our fiscal year 2022 beginning May 1, 2021. Early adoption is permitted. We are currently evaluating the timing and impact of adopting ASU 2019-12 on our condensed consolidated financial statements and related disclosures.

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

Note 4 – Leases

We currently lease office, manufacturing, laboratory and warehouse space in four buildings under three separate non-cancellable operating lease agreements. All of our leased facilities are located in close proximity in Tustin, California, have original lease terms ranging from 7 to 12 years, contain two multi-year renewal options, and scheduled rent increases of 3% on either an annual or biennial basis. A multi-year renewal option was included in determining the right-of-use asset and lease liability for two of our leases as we considered it reasonably certain that we would exercise such renewal options. In addition, two of our leases provide for periods of free rent, lessor improvements and tenant improvement allowances, of which certain of these improvements have been classified as leasehold improvements and are being amortized over the shorter of the estimated useful life of the improvements or the remaining life of the lease. The operating lease right-of-use assets and liabilities included in our accompanying condensed consolidated balance sheets primarily relate to these facility leases.

Certain of our facility leases require us to pay property taxes, insurance and common area maintenance. While these payments are not included as part of our lease liabilities, they are recognized as variable lease cost in the period they are incurred.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The components of lease cost included in our accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three months ended July 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended July 31,
	2020	2019
Operating lease cost	$788	$892
Variable lease cost	121	156
Short-term lease cost	92	–
Total lease cost	$1,001	$1,048

Supplemental consolidated balance sheet and other information related to our operating leases as of July 31, 2020 and April 30, 2020 were as follows (in thousands, expect weighted average data):

	July 31, 2020	April 30, 2020
Assets
Operating lease right-of-use assets	$19,757	$20,100
Liabilities
Operating lease liabilities	$1,268	$1,228
Operating lease liabilities, less current portion	20,911	21,244
Total operating lease liabilities	$22,179	$22,472
Weighted average remaining lease term	10.3 years	10.5 years
Weighted average discount rate	8.0%	8.0%

Cash paid for amounts included in the measurement of lease liabilities for the three months ended July 31, 2020 and 2019 was $0.7 million and $0.8 million, respectively, and is included in net cash used in operating activities in our accompanying unaudited condensed consolidated statements of cash flows.

As of July 31, 2020, the maturities of our operating lease liabilities, which includes those derived from lease renewal options that we considered it reasonably certain that we would exercise, were as follows (in thousands):

Fiscal Year Ending April 30,	Total
2021 (remaining period)	$2,233
2022	2,995
2023	3,010
2024	3,086
2025	3,171
Thereafter	18,767
Total lease payments	$33,262
Less: imputed interest	(11,083)
Total operating lease liabilities	$22,179

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5 – Stockholders’ Equity

Series E Preferred Stock

Each share of issued and outstanding 10.50% Series E Convertible Preferred Stock $0.001 par value per share (“Series E Preferred Stock”) is convertible at any time, at the option of the holder, into a number of shares of our common stock determined by dividing the liquidation preference of $25.00 per share Series E Preferred Stock, plus any accrued and unpaid dividends (whether or not earned or declared), by the then-current conversion price per share, currently $21.00 per share, rounded down to the nearest whole number. As of July 31, 2020, if all of our issued and outstanding shares of Series E Preferred Stock were converted at the conversion price of $21.00 per share, the holders of our Series E Preferred Stock would receive an aggregate of 1,978,783 shares of our common stock. However, because the conversion price of our Series E Preferred Stock is subject to adjustment from time to time in accordance with the applicable provisions of our certificate of incorporation, we have reserved the maximum number of shares of our common stock that could be issued upon the conversion of our Series E Preferred Stock upon a change of control event, assuming our shares of common stock are acquired for consideration of $5.985 per share or less. In this scenario, each outstanding share of our Series E Preferred Stock would be converted into 4.14 shares of our common stock, or 6,826,435 shares in the aggregate.

The Series E Preferred Stock has no stated maturity date or mandatory redemption and is senior to all of our other securities. We may redeem the Series E Preferred Stock for cash, in whole or in part, by paying the redemption price of $25.00 per share, plus any accrued and unpaid dividends to the redemption date. Holders of the Series E Preferred Stock have no voting rights, except as defined in the Certificate of Designations of Rights and Preferences filed with the Secretary of State of the State of Delaware on February 12, 2014.

Holders of our Series E Preferred Stock are entitled to receive cumulative dividends at the rate of 10.50% per annum based on the liquidation preference of $25.00 per share, or $2.625 per annum per share, and are payable quarterly in cash, on or about the first day of each January, April, July and October. For each of the three months ended July 31, 2020 and 2019, we paid aggregate cash dividends of $1.1 million for issued and outstanding shares of our Series E Preferred Stock.

Note 6 – Equity Compensation Plans

Stock Incentive Plans

As of July 31, 2020, we had an aggregate of 6,853,052 shares of our common stock reserved for issuance under our stock incentive plans, of which 4,190,908 shares were subject to outstanding stock options and restricted stock units (“RSUs”) and 2,662,144 shares were available for future grants of stock-based awards.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Stock Options

The following summarizes our stock option transaction activity for the three months ended July 31, 2020:

	Stock Options	Grant Date Weighted Average Exercise Price
	(in thousands)
Outstanding at May 1, 2020	2,896	$6.20
Granted	770	$6.97
Exercised	(20)	$4.33
Canceled or expired	(30)	$7.67
Outstanding at July 31, 2020	3,616	$6.36

Restricted Stock Units

The following summarizes our RSUs transaction activity for the three months ended July 31, 2020:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at May 1, 2020	307	$5.23
Granted	337	$7.09
Vested	(68)	$5.10
Forfeited	(1)	$4.77
Outstanding at July 31, 2020	575	$6.34

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Employee Stock Purchase Plan

The Avid Bioservices, Inc. 2010 Employee Stock Purchase Plan (the “ESPP”) is a stockholder-approved plan under which eligible employees can purchase shares of our common stock, based on a percentage of their compensation, subject to certain limits. The purchase price per share is equal to the lower of 85% of the fair market value of our common stock on the first trading day of the offering period or on the last trading day of the six-month offering period. During the three months ended July 31, 2020, a total of 32,197 shares of our common stock were purchased under the ESPP at a purchase price of $5.58 per share. As of July 31, 2020, we had 1,116,538 shares of our common stock reserved for issuance under the ESPP.

Stock-Based Compensation

Stock-based compensation expense for the three months ended July 31, 2020 and 2019 was comprised of the following (in thousands):

	Three Months Ended July 31,
	2020	2019
Cost of revenues	$278	$187
Selling, general and administrative	452	416
Total stock-based compensation	$730	$603

As of July 31, 2020, the total estimated unrecognized compensation cost related to non-vested stock options and non-vested RSUs was $6.9 million and $3.5 million, respectively. These costs are expected to be recognized over weighted average vesting periods of 3.02 years and 3.39 years, respectively.

Note 7 – Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing our net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing our net income (loss) attributable to common stockholders by the sum of the weighted average number of shares of common stock outstanding during the period plus the potential dilutive effects of stock options, unvested RSUs, shares of common stock expected to be issued under our ESPP, and Series E Preferred Stock outstanding during the period.

Net income (loss) attributable to common stockholders represents our net income (loss) plus Series E Preferred Stock accumulated dividends. Series E Preferred Stock accumulated dividends include dividends declared for the period (regardless of whether or not the dividends have been paid) and dividends accumulated for the period (regardless of whether or not the dividends have been declared).

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The potential dilutive effect of stock options, unvested RSUs, and shares of common stock expected to be issued under our ESPP during the period are calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. The potential dilutive effect of our Series E Preferred Stock outstanding during the period is calculated using the if-converted method assuming the conversion of Series E Preferred Stock as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. A reconciliation of the numerators and the denominators of the basic and dilutive net income (loss) per common share computations for the three months ended July 31, 2020 and 2019, are as follows (in thousands, expect per share amounts):

	Three Months Ended July 31,
	2020	2019
Numerator
Net income (loss)	$4,730	$(3,164)
Series E preferred stock accumulated dividends	(1,442)	(1,442)
Net income (loss) attributable to common stockholders	$3,288	$(4,606)

Denominator
Weighted average common shares outstanding, basic	56,523	56,167
Effect of dilutive securities:
Stock options	264	–
RSUs	101	–
ESPP	4	–
Weighted average common shares outstanding, dilutive	56,892	56,167
Net income (loss) per share, basic	$0.06	$(0.08)
Net income (loss) per share, diluted	$0.06	$(0.08)

The following table presents the securities excluded from the calculation of diluted net income (loss) per share for the three months ended July 31, 2020 and 2019, as the effect of their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended July 31,
	2020	2019
Stock options	2,064	2,965
RSUs	48	88
ESPP	–	2
Series E Preferred Stock	1,979	1,979
Total	4,091	5,034

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8 – Commitments and Contingencies

In March 2020, the World Health Organization declared the global novel coronavirus disease (“COVID-19”) outbreak a pandemic and recommended containment and mitigation measures worldwide. Since the announcement we have been monitoring this closely, and although the COVID-19 pandemic has not had a significant impact on our operations to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is highly uncertain. Accordingly, we cannot provide any assurance that the COVID-19 pandemic will not have a material adverse impact on our operations or future results. The extent to which the COVID-19 pandemic may impact our future business, strategic initiatives, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity and resurgence of the COVID-19 pandemic, the effects of the COVID-19 pandemic on our customers, vendors, and employees and the remedial actions and stimulus measures adopted by local and federal governments, and the extent to which normal economic and operating conditions can resume.

Note 9 – Subsequent Events

On August 31, 2020, our Board of Directors declared a quarterly cash dividend of $0.65625 per share on our outstanding Series E Preferred Stock. The dividend payment is equivalent to an annualized 10.50% per share, based on the $25.00 per share stated liquidation preference, accruing from July 1, 2020 through September 30, 2020. The cash dividend is payable on October 1, 2020 to holders of the Series E Preferred Stock of record on September 14, 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Avid Bioservices, Inc. included in Part I Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, including the anticipated future impact of the ongoing COVID-19 global pandemic on our business operations, that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results of operations to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020, those identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, and in other filings we may make with the Securities and Exchange Commission from time to time. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements and, except as required by law, assume no obligation and do not intend to update these forward-looking statements.

Overview

We are a dedicated CDMO that provides a comprehensive range of services from process development to CGMP clinical and commercial manufacturing, focused on biopharmaceutical drug substances derived from mammalian cell culture. With 27 years of experience producing monoclonal antibodies and recombinant proteins, our services include CGMP clinical and commercial product manufacturing, bulk packaging, release and stability testing and regulatory submissions support. We also provide a variety of process development services, including upstream and downstream development and optimization, analytical methods development, testing and characterization.

Strategic Objectives

We have established and are currently executing on the following strategic objectives:

•	Invest in additional manufacturing capacity and resources required for us to achieve our long-term growth strategy and meet the growth-demand of our customers’ programs, moving from development through to commercial manufacturing;
•	Broaden our market awareness through a diversified yet flexible marketing strategy;
•	Continue to expand our customer base and programs with existing customers for both process development and manufacturing service offerings; and
•	Increase our operating profit margin to best in class industry standards.

First Quarter Highlights

The following summarizes select highlights from our first quarter ended July 31, 2020:

•	Reported revenues of $25.4 million, an increase of 66%, or $10.1 million, compared to the same prior year period;
•	Reported net income attributable to common stockholders of $3.3 million, or $0.06 per basic and diluted share;
•	Appointed Nicholas (Nick) Green as President and Chief Executive Officer. Mr. Green has more than 30 years of experience in the global pharmaceutical and healthcare services industry with significant expertise in the contract manufacturing of novel pharmaceutical products;
•	Increased our customer base with the addition of three new customers to whom we are initially providing for a range of services including technical transfer, process development and scale-up, with a view towards anticipated future manufacturing services;
•	Validated remediation to the specific piece of equipment that caused an interruption of production in the second half of fiscal 2020. The validation process entailed the completion of multiple successful revenue-generating production campaigns using this equipment. All batches deferred from fiscal 2020 have now been completed resulting in first quarter fiscal 2021 revenues of $4.3 million; and
•	Continued to advance the pre-engineering, design and permitting work required to allow us to break ground on a facility expansion when we determine it is appropriate;

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

The full extent to which COVID-19 will directly or indirectly impact our business, financial condition, and results of operations will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. We will continue to assess the potential impact of the COVID-19 pandemic on our business, financial condition, and results of operations. For a further discussion of potential risks to our business from the COVID-19 pandemic, please refer to “Part I, Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020.

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

Results of Operations

The following table compares the unaudited condensed consolidated statements of operations for the three months ended July 31, 2020 and 2019 (in thousands):

	Three Months Ended July 31,
	2020	2019	$ Change
Revenues	$25,392	$15,254	$10,138
Cost of revenues	16,848	14,168	2,680
Gross profit	8,544	1,086	7,458
Operating expenses:
Selling, general and administrative	3,825	4,459	(634)
Operating income (loss)	4,719	(3,373)	8,092
Interest and other income, net	11	209	(198)
Net income (loss)	$4,730	$(3,164)	$7,894

Three Months Ended July 31, 2020 Compared to Three Months Ended July 31, 2019

Revenues

Revenues for the three months ended July 31, 2020 were $25.4 million compared to $15.3 million for the same period in the prior year, an increase of $10.1 million, or 66%. The increase in revenues can be attributed to an $11.1 million increase in manufacturing revenues primarily due to an increase in the number and scale of manufacturing runs in-process and/or completed in the current year period compared to the prior year period, partially offset by a decrease in process development revenues. In addition, the current-year period increase in manufacturing revenues includes $3.1 million in fees received from a customer that had reached its inventory requirements with fewer manufacturing runs than expected, therefore not utilizing all their reserved capacity that had been scheduled for the third quarter of fiscal 2021. The increase in revenues was attributed to the following components of our revenue streams:

$ millions
Net increase in manufacturing revenues	$11.1
Net decrease in process development revenues	(1.0)
Total increase in revenues	$10.1

Additionally, growth in manufacturing revenues during the current-year period was supplemented by $4.3 million from the completion of certain manufacturing runs that had been previously postponed during the second half of fiscal 2020 as a result of a previously disclosed production interruption related to a problem with a specific piece of equipment. Further, the remediation activities that we implemented during the fourth quarter of fiscal 2020 to resolve this equipment issue were validated during the current-year period with the successful completion of multiple revenue-generating production campaigns using such equipment.

Gross Profit

Gross profit for the three months ended July 31, 2020 was $8.5 million compared to $1.1 million for the same period in the prior year, an increase of approximately $7.5 million, and gross margins for such periods were 34% and 7%, respectively. The $7.5 million increase in gross profit for the current-year period can primarily be attributed to increased revenues, which includes the aforementioned fees associated with a customer’s unused capacity of $3.1 million, partially offset by planned growth costs associated with payroll and benefits, and increased facility and equipment related costs.

Selling, General and Administrative Expenses

SG&A expenses were $3.8 million for the three months ended July 31, 2020 compared to $4.5 million for the same period in the prior year, a decrease of approximately $0.6 million, or 14%. As a percentage of revenue, SG&A expenses for the three months ended July 31, 2020 and 2019 were 15% and 29%, respectively. The net decrease in SG&A expenses was attributed to the following components:

$ millions
Decrease in separation related expenses	$(0.8)
Increase in payroll and benefit costs	0.4
Net decrease in all other SG&A expenses	(0.2)
Total decrease in SG&A expenses	$(0.6)

Operating Income (Loss)

Operating income was $4.7 million for the three months ended July 31, 2020 compared to an operating loss of $3.4 million for the same period in the prior year. This $8.1 million improvement in year-over-year operating income (loss) can primarily be attributed to a $7.5 million increase in gross profit combined with a decrease in SG&A expense of approximately $0.6 million.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash and cash equivalents. As of July 31, 2020, we had cash and cash equivalents of $28.2 million. Our ability to fund our operations is dependent on the amount of cash on hand and our ability to generate positive cash flow to sustain our current operations.

We currently anticipate that our cash and cash equivalents as of July 31, 2020, combined with our anticipated collection of existing accounts receivable and projected cash receipts from services to be rendered under our existing customer contracts, will be sufficient to fund our operations for at least the next 12 months from the date of this Quarterly Report.

In the event we are unable to generate sufficient cash flow to support our current operations, we may need to raise additional capital in the equity markets in order to fund our future operations. We may raise funds through the issuance of debt or through the public offering of securities. There can be no assurance that these financings will be available on acceptable terms, or at all. Our ability to raise additional capital in the equity and debt markets is dependent on a number of factors including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties including, but not limited to, our financial results, economic and market conditions, and global financial crises and economic downturns, including those caused by widespread public health crises such as the COVID-19 pandemic, which may cause extreme volatility and disruptions in capital and credit markets. If we are unable to fund our continuing operations through these sources, we may need to restructure, or cease, our operations. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us. Any of these actions could materially harm our business, financial condition, results of operations, and future prospects.

The following table presents our cash flows from operating, investing and financing activities for the three months ended July 31, 2020 and 2019 (in thousands):

	Three Months Ended July 31,
	2020	2019
Cash, cash equivalents and restricted cash (1)	$28,561	$30,094
Net cash used in operating activities	(2,273)	(2,468)
Net cash used in investing activities	(489)	(38)
Net cash used in financing activities	(5,289)	(901)

___________

(1)	As of July 31, 2020 and 2019, cash, cash equivalents and restricted cash included $0.4 million and $1.2 million, respectively, that was restricted from general use, related to cash that was pledged as collateral under letters of credit under the terms of certain facility lease agreements.

Net Cash Used In Operating Activities

During the three months ended July 31, 2020, net cash used in operating activities decreased by $0.2 million to $2.3 million from $2.5 of net cash used in operating activities during the three months ended July 31, 2019.

Net cash used in operating activities for the three months ended July 31, 2020 was a result of a net change in operating assets and liabilities of $8.6 million, offset by $4.7 million of net income and non-cash adjustments to net income of $1.6 million related to depreciation and amortization and stock-based compensation.

Net cash used in operating activities for the three months ended July 31, 2019 was a result of a $3.2 million net loss, offset by non-cash adjustments to net loss of $1.3 million related to depreciation and amortization and stock-based compensation, and cash flows from the net change in operating assets and liabilities of $0.6 million.

Net Cash Used In Investing Activities

During the three months ended July 31, 2020, net cash used in investing activities increased by $0.5 million to $0.5 million from a nominal amount of net cash used in investing activities during the three months ended July 31, 2019.

Net cash used in investing activities for the three months ended July 31, 2020 consisted of $0.5 million used to acquire property and equipment primarily related to our manufacturing and development operations.

Net cash used in investing activities for the three months ended July 31, 2019 consisted of property and equipment acquisitions of less than $0.1 million.

Net Cash Used In Financing Activities

During the three months ended July 31, 2020, net cash used in financing activities increased by $4.4 million to $5.3 million from $0.9 million of net cash used in financing activities during the three months ended July 31, 2019.

Net cash used in financing activities for the three months ended July 31, 2020 consisted primarily of $4.4 million of cash used to repay in full a promissory note issued pursuant to the Paycheck Protection Program (as further described in Note 3 of the Notes to the Condensed Consolidated Financial Statements) and $1.1 million of cash used to pay preferred dividends to holders of our Series E Preferred Stock, partially offset by proceeds from the issuance of common stock under our employee stock purchase plan of $0.2 million.

Net cash used in financing activities for the three months ended July 31, 2019 consisted primarily of cash used to pay preferred dividends to holders of our Series E Preferred Stock of $1.1 million, partially offset by proceeds from the exercise of stock options of $0.3 million.

Contractual Obligations

During the three months ended July 31, 2020, there were no material changes in our contractual obligations and commitments, as described in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2020.

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We review our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. During the three months ended July 31, 2020, there were no significant changes in our critical accounting policies as previously disclosed by us in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2020.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements applicable to us, please refer to Note 2, Summary of Significant Accounting Policies, in the accompanying notes to our unaudited condensed consolidated financial statements.

Backlog

Our backlog represents, as of a point in time, future revenue from work not yet completed under signed contracts. As of July 31, 2020, our backlog was approximately $60 million, as compared to approximately $65 million as of April 30, 2020. While we anticipate the majority of our backlog will be recognized as revenue over the next twelve (12) months, our backlog is subject to a number of risks and uncertainties, including the risk that a customer timely cancels its commitments prior to our initiation of manufacturing services, in which case we may be required to refund some or all of the amounts paid to us in advance under those canceled commitments; the risk that a customer may experience delays in its program(s) or otherwise, which could result in the postponement of anticipated manufacturing services; and, the risk that we may not successfully execute on all customer projects, any of which could have a negative impact on our liquidity, reported backlog and future revenue.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three months ended July 31, 2020, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the fiscal year ended April 30, 2020.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2020, the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of July 31, 2020.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting, during the quarter ended July 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, results of operations and cash flows. For a detailed discussion of the risks that affect our business, please refer to Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020. There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K.

Item 6.	Exhibits

(a)	Exhibits:

10.8	Employment Agreement by and between Avid Bioservices, Inc. and Nicholas S. Green, effective July 30, 2020. †*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Taxonomy Extension Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Presentation Extension Linkbase Document. *

†	Indicates management contract or compensatory plan.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVID BIOSERVICES, INC.

Date: September 1, 2020	By: /s/ Nicholas S. Green
Nicholas S. Green
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 1, 2020	By: /s/ Daniel R. Hart
Daniel R. Hart
Chief Financial Officer
(signed both as an officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Principal Accounting Officer)

