Form 10-Q
period 2020-10-31
Avid Bioservices, Inc.
filed 2020-12-02
CIK 704562

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

or

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

As of November 23, 2020, the number of shares of registrant’s common stock outstanding was 56,726,334.

AVID BIOSERVICES, INC.

Form 10-Q

For the Quarter Ended October 31, 2020

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

avid bioservices, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except par value)

	October 31, 2020	April 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$35,664	$36,262
Accounts receivable	11,568	8,606
Contract assets	5,343	3,300
Inventory	9,723	10,883
Prepaid expenses	828	712
Total current assets	63,126	59,763
Property and equipment, net	30,232	27,105
Operating lease right-of-use assets	19,408	20,100
Restricted cash	350	350
Other assets	479	302
Total assets	$113,595	$107,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,654	$5,926
Accrued payroll and related costs	4,850	3,019
Contract liabilities	31,450	29,120
Current portion of operating lease liabilities	1,326	1,228
Note payable	–	4,379
Other current liabilities	379	808
Total current liabilities	43,659	44,480

Operating lease liabilities, less current portion	20,550	21,244
Total liabilities	64,209	65,724

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; 1,648 shares issued and outstanding at October 31, 2020 and April 30, 2020, respectively	2	2
Common stock, $0.001 par value; 150,000 shares authorized; 56,722 and 56,483 shares issued and outstanding at October 31, 2020 and April 30, 2020, respectively	57	56
Additional paid-in capital	613,384	612,909
Accumulated deficit	(564,057)	(571,071)
Total stockholders’ equity	49,386	41,896
Total liabilities and stockholders’ equity	$113,595	$107,620

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and comprehensive INCOME (loss)

(Unaudited) (In thousands, except per share information)

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Revenues	$21,064	$18,313	$46,456	$33,567
Cost of revenues	14,646	14,953	31,494	29,121
Gross profit	6,418	3,360	14,962	4,446

Operating expenses:
Selling, general and administrative	4,166	3,534	7,991	7,993
Loss on lease termination	–	355	–	355
Total operating expenses	4,166	3,889	7,991	8,348

Operating income (loss)	2,252	(529)	6,971	(3,902)
Interest and other income, net	32	99	43	308
Net income (loss)	$2,284	$(430)	$7,014	$(3,594)

Comprehensive income (loss)	$2,284	$(430)	$7,014	$(3,594)

Series E preferred stock accumulated dividends	(1,442)	(1,442)	(2,523)	(2,523)

Net income (loss) attributable to common stockholders	$842	$(1,872)	$4,491	$(6,117)

Net income (loss) per share attributable to common stockholders:
Basic	$0.01	$(0.03)	$0.08	$(0.11)
Diluted	$0.01	$(0.03)	$0.08	$(0.11)

Weighted average common shares outstanding:
Basic	56,660	56,253	56,592	56,210
Diluted	57,248	56,253	57,073	56,210

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS of STOCKHOLDERs’ EQUITY

(Unaudited) (In thousands, except per share information)

	Three Months Ended October 31, 2020
	Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at July 31, 2020	1,648	$2	56,601	$56	$612,822	$(566,341)	$46,539
Series E preferred stock dividends paid ($0.65625 per share)	–	–	–	–	(1,081)	–	(1,081)
Exercise of stock options	–	–	121	1	618	–	619
Stock-based compensation expense	–	–	–	–	1,025	–	1,025
Net income	–	–	–	–	–	2,284	2,284
Balance at October 31, 2020	1,648	$2	56,722	$57	$613,384	$(564,057)	$49,386

	Three Months Ended October 31, 2019
	Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at July 31, 2019	1,648	$2	56,238	$56	$613,395	$(563,769)	$49,684
Series E preferred stock dividends paid ($0.65625 per share)	–	–	–	–	(1,081)	–	(1,081)
Common stock issued under Employee Stock Purchase Plan	–	–	47	–	187	–	187
Exercise of stock options	–	–	53	–	173	–	173
Stock-based compensation expense	–	–	–	–	651	–	651
Net loss	–	–	–	–	–	(430)	(430)
Balance at October 31, 2019	1,648	$2	56,338	$56	$613,325	$(564,199)	$49,184

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS of STOCKHOLDERs’ EQUITY (CONTINUED)

(Unaudited) (In thousands, except per share information)

	Six Months Ended October 31, 2020
	Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at April 30, 2020	1,648	$2	56,483	$56	$612,909	$(571,071)	$41,896
Series E preferred stock dividends paid ($1.3125 per share)	–	–	–	–	(2,162)	–	(2,162)
Common stock issued under Employee Stock Purchase Plan	–	–	32	–	179	–	179
Exercise of stock options	–	–	141	1	703	–	704
Common stock issued upon vesting of restricted stock units	–	–	66	–	–	–	–
Stock-based compensation expense	–	–	–	–	1,755	–	1,755
Net income	–	–	–	–	–	7,014	7,014
Balance at October 31, 2020	1,648	$2	56,722	$57	$613,384	$(564,057)	$49,386

	Six Months Ended October 31, 2019
	Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at April 30, 2019	1,648	$2	56,136	$56	$613,615	$(560,605)	$53,068
Series E preferred stock dividends paid ($1.3125 per share)	–	–	–	–	(2,162)	–	(2,162)
Common stock issued under Employee Stock Purchase Plan	–	–	47	–	187	–	187
Exercise of stock options	–	–	127	–	431	–	431
Common stock issued upon vesting of restricted stock units	–	–	28	–	–	–	–
Stock-based compensation expense	–	–	–	–	1,254	–	1,254
Net loss	–	–	–	–	–	(3,594)	(3,594)
Balance at October 31, 2019	1,648	$2	56,338	$56	$613,325	$(564,199)	$49,184

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Six Months Ended October 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,014	$(3,594)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,684	1,467
Stock-based compensation	1,755	1,254
Loss on lease termination	–	355
Loss on disposal of assets	–	13
Changes in operating assets and liabilities:
Accounts receivable	(2,962)	(48)
Contract assets	(2,043)	(1,783)
Inventory	1,160	(1,252)
Prepaid expenses and other assets	(293)	(217)
Accounts payable	(2,103)	(86)
Accrued payroll and related costs	1,831	(180)
Contract liabilities	2,330	7,548
Other accrued expenses and liabilities	(240)	(61)
Net cash provided by operating activities	8,133	3,416

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,980)	(985)
Net cash used in investing activities	(2,980)	(985)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	704	431
Proceeds from issuance of common stock under employee stock purchase plan	179	187
Repayment of note payable	(4,379)	–
Dividends paid on preferred stock	(2,162)	(2,162)
Principal payments on finance lease	(93)	(78)
Net cash used in financing activities	(5,751)	(1,622)
Net (decrease) increase in cash, cash equivalents and restricted cash	(598)	809
Cash, cash equivalents and restricted cash, beginning of period	36,612	33,501
Cash, cash equivalents and restricted cash, end of period	$36,014	$34,310

Supplemental disclosures of non-cash activities:
Unpaid purchases of property and equipment	$1,831	$1,860

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown above:

	October 31, 2020	April 30, 2020	October 31, 2019	April 30, 2019
Cash and cash equivalents	$35,664	$36,262	$33,960	$32,351
Restricted cash	350	350	350	1,150
Total cash, cash equivalents and restricted cash	$36,014	$36,612	$34,310	$33,501

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

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table summarizes our manufacturing and process development revenue streams (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Manufacturing revenues	$18,449	$15,989	$42,512	$28,897
Process development revenues	2,615	2,324	3,944	4,670
Total revenues	$21,064	$18,313	$46,456	$33,567

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the three and six months ended October 31, 2020, we recognized revenue of $6.3 million and $22.7 million, respectively, for which the contract liability was recorded in a prior period.

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

During the three and six months ended October 31, 2020, changes in estimates for variable consideration related to the completion of certain performance obligations during the current year periods resulted in an increase in revenues of $1.7 million and $1.1 million, respectively.

There were no material adjustments in estimates for variable consideration for the three and six months ended October 31, 2019.

We apply the practical expedient available under ASC 606 that permits us not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. As of October 31, 2020, we do not have any unsatisfied performance obligations for contracts greater than one year.

Restricted Cash

Under the terms of an operating lease related to our facilities (Note 4), we are required to maintain, as collateral, a letter of credit, during the term of such lease. At October 31, 2020 and April 30, 2020, restricted cash of $0.4 million was pledged as collateral under the letter of credit.

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

Construction-in-progress, which represents direct costs related to the construction of various equipment and leasehold improvements primarily associated with our manufacturing facilities, is not depreciated until the asset is completed and placed into service. No interest was incurred or capitalized as construction-in-progress as of October 31, 2020 and April 30, 2020. All of our property and equipment are located in the U.S. Property and equipment consist of the following (in thousands):

	October 31, 2020	April 30, 2020
Leasehold improvements	$21,175	$21,130
Laboratory and manufacturing equipment	15,980	15,033
Computer equipment and software	5,541	5,334
Furniture, fixtures and office equipment	715	685
Construction-in-progress	6,147	2,564
Total property and equipment, gross	$49,558	$44,746
Less: accumulated depreciation and amortization	(19,326)	(17,641)
Total property and equipment, net	$30,232	$27,105

Depreciation and amortization expense for the three and six months ended October 31, 2020 was $0.9 million and $1.7 million, respectively.

Depreciation and amortization expense for the three and six months ended October 31, 2019 was $0.7 million and $1.3 million, respectively.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Impairment

Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. Long-lived assets are reported at the lower of carrying amount or fair value less cost to sell if impairment indicators exist. For the six months ended October 31, 2020 and 2019, there were no indicators of impairment of the value of our long-lived assets and no cumulative impairment losses were recognized as of October 31, 2020.

Stock-Based Compensation

We account for stock options, restricted stock units and other stock-based awards granted under our equity compensation plans in accordance with the authoritative guidance for stock-based compensation. The estimated fair value of stock options granted to employees in exchange for services is measured at the grant date, using a fair value based method, such as a Black-Scholes option valuation model, and is recognized as expense on a straight-line basis over the requisite service periods. The fair value of restricted stock units is measured at the grant date based on the closing market price of our common stock on the date of grant, and is recognized as expense on a straight-line basis over the period of vesting. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur. As of October 31, 2020 and April 30, 2020, there were no outstanding stock-based awards with market or performance conditions.

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

As of October 31, 2020 and April 30, 2020, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash equivalents, which are primarily invested in money market funds with one major commercial bank, are carried at fair value based on quoted market prices for identical securities (Level 1 input).

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU 2016-13”). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. As a smaller reporting company as defined by the SEC, ASU 2016-13 and its subsequent updates are effective for fiscal years beginning after December 15, 2022, which will be our fiscal year 2024 beginning May 1, 2023; however, early adoption is permitted. We are currently evaluating the impact this standard will have on our condensed consolidated financial statements.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The amendments in this ASU will eliminate the beneficial conversion and cash conversion accounting models for convertible instruments, as well as, amend the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. The ASU will also modify how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted earnings per share calculation. As a smaller reporting company as defined by the SEC, ASU 2020-06 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2023, which will be our fiscal year 2025 beginning May 1, 2024. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. We are currently evaluating the timing and impact of adopting ASU 2020-06 on our condensed consolidated financial statements and related disclosures.

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

In September 2019, we terminated an operating lease for one of our non-manufacturing facilities that was primarily utilized for warehouse space. In connection with the termination of this lease, we removed the corresponding operating lease right-of-use asset and liability balances from our balance sheet and recognized a loss of $0.4 million, which amount is included in loss on lease termination in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended October 31, 2019.

Certain of our facility leases require us to pay property taxes, insurance and common area maintenance. While these payments are not included as part of our lease liabilities, they are recognized as variable lease cost in the period they are incurred.

The components of lease cost included in our accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) were as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Operating lease cost	$788	$880	$1,576	$1,772
Variable lease cost	199	170	320	326
Short-term lease cost	98	–	190	–
Total lease cost	$1,085	$1,050	$2,086	$2,098

Supplemental consolidated balance sheet and other information related to our operating leases as of October 31, 2020 and April 30, 2020 were as follows (in thousands, expect weighted average data):

	October 31, 2020	April 30, 2020
Assets
Operating lease right-of-use assets	$19,408	$20,100
Liabilities
Current portion of operating lease liabilities	$1,326	$1,228
Operating lease liabilities, less current portion	20,550	21,244
Total operating lease liabilities	$21,876	$22,472
Weighted average remaining lease term	10.0 years	10.5 years
Weighted average discount rate	8.0%	8.0%

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cash paid for amounts included in the measurement of lease liabilities for the six months ended October 31, 2020 and 2019 was $1.5 million and $1.6 million, respectively, and is included in net cash used in operating activities in our accompanying unaudited condensed consolidated statements of cash flows.

As of October 31, 2020, the maturities of our operating lease liabilities, which includes those derived from lease renewal options that we considered reasonably certain that we would exercise, were as follows (in thousands):

Fiscal Year Ending April 30,	Total
2021 (remaining period)	$1,491
2022	2,995
2023	3,010
2024	3,086
2025	3,171
Thereafter	18,767
Total lease payments	$32,520
Less: imputed interest	(10,644)
Total operating lease liabilities	$21,876

Note 5 – Stockholders’ Equity

Series E Preferred Stock

Each share of issued and outstanding 10.50% Series E Convertible Preferred Stock $0.001 par value per share (“Series E Preferred Stock”) is convertible at any time, at the option of the holder, into a number of shares of our common stock determined by dividing the liquidation preference of $25.00 per share Series E Preferred Stock, plus any accrued and unpaid dividends (whether or not earned or declared), by the then-current conversion price per share, currently $21.00 per share, rounded down to the nearest whole number. As of October 31, 2020, if all of our issued and outstanding shares of Series E Preferred Stock were converted at the conversion price of $21.00 per share, the holders of our Series E Preferred Stock would receive an aggregate of 1,978,783 shares of our common stock. However, because the conversion price of our Series E Preferred Stock is subject to adjustment from time to time in accordance with the applicable provisions of our certificate of incorporation, we have reserved the maximum number of shares of our common stock that could be issued upon the conversion of our Series E Preferred Stock upon a change of control event, assuming our shares of common stock are acquired for consideration of $5.985 per share or less. In this scenario, each outstanding share of our Series E Preferred Stock would be converted into 4.14 shares of our common stock, or 6,826,435 shares in the aggregate.

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

Holders of our Series E Preferred Stock are entitled to receive cumulative dividends at the rate of 10.50% per annum based on the liquidation preference of $25.00 per share, or $2.625 per annum per share, and are payable quarterly in cash, on or about the first day of each January, April, July and October. For each of the three and six months ended October 31, 2020 and 2019, we paid aggregate cash dividends of $1.1 million and $2.2 million, respectively, for issued and outstanding shares of our Series E Preferred Stock.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 – Equity Compensation Plans

Stock Incentive Plans

As of October 31, 2020, we had an aggregate of 6,728,623 shares of our common stock reserved for issuance under our stock incentive plans, of which 4,016,873 shares were subject to outstanding stock options and restricted stock units (“RSUs”) and 2,711,750 shares were available for future grants of stock-based awards.

Stock Options

The following summarizes our stock option transaction activity for the six months ended October 31, 2020:

	Stock Options	Grant Date Weighted Average Exercise Price
	(in thousands)
Outstanding at May 1, 2020	2,896	$6.20
Granted	789	$6.99
Exercised	(141)	$5.02
Canceled or expired	(93)	$6.97
Outstanding at October 31, 2020	3,451	$6.41

Restricted Stock Units

The following summarizes our RSUs transaction activity for the six months ended October 31, 2020:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at May 1, 2020	307	$5.23
Granted	337	$7.09
Vested	(68)	$5.10
Forfeited	(10)	$5.71
Outstanding at October 31, 2020	566	$6.34

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

During the six months ended October 31, 2020, a total of 32,197 shares of our common stock were purchased under the ESPP at a purchase price of $5.58 per share. As of October 31, 2020, we had 1,116,538 shares of our common stock reserved for issuance under the ESPP.

Stock-Based Compensation

Stock-based compensation expense for the three and six months ended October 31, 2020 and 2019 was comprised of the following (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Cost of revenues	$372	$245	$649	$431
Selling, general and administrative	653	406	1,106	823
Total stock-based compensation	$1,025	$651	$1,755	$1,254

As of October 31, 2020, the total estimated unrecognized compensation cost related to non-vested stock options and non-vested RSUs was $6.0 million and $3.2 million, respectively. These costs are expected to be recognized over weighted average vesting periods of 2.86 years and 3.14 years, respectively.

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

Net income attributable to common stockholders represents our net income less Series E Preferred Stock accumulated dividends. Net loss attributable to common stockholders represents our net loss plus Series E Preferred Stock accumulated dividends. Series E Preferred Stock accumulated dividends include dividends declared for the period (regardless of whether or not the dividends have been paid) and dividends accumulated for the period (regardless of whether or not the dividends have been declared).

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The potential dilutive effect of stock options, unvested RSUs, and shares of common stock expected to be issued under our ESPP during the period are calculated in accordance with the treasury stock method but are excluded if their effect is anti-dilutive. The potential dilutive effect of our Series E Preferred Stock outstanding during the period is calculated using the if-converted method assuming the conversion of Series E Preferred Stock as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. A reconciliation of the numerators and the denominators of the basic and dilutive net income (loss) per common share computations for the three and six months ended October 31, 2020 and 2019, are as follows (in thousands, expect per share amounts):

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Numerator
Net income (loss)	$2,284	$(430)	$7,014	$(3,594)
Series E preferred stock accumulated dividends	(1,442)	(1,442)	(2,523)	(2,523)
Net income (loss) attributable to common stockholders	$842	$(1,872)	$4,491	$(6,117)

Denominator
Weighted average common shares outstanding, basic	56,660	56,253	56,592	56,210
Effect of dilutive securities:
Stock options	444	–	349	–
RSUs	140	–	125	–
ESPP	4	–	7	–

Weighted average common shares outstanding, dilutive	57,248	56,253	57,073	56,210

Net income (loss) per share, basic	$0.01	$(0.03)	$0.08	$(0.11)

Net income (loss) per share, diluted	$0.01	$(0.03)	$0.08	$(0.11)

The following table presents the securities excluded from the calculation of diluted net income (loss) per share for the three and six months ended October 31, 2020 and 2019, as the effect of their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Stock options	2,048	3,063	2,216	2,988
RSUs	–	66	–	171
ESPP	–	12	–	6
Series E Preferred Stock	1,979	1,979	1,979	1,979
Total	4,027	5,120	4,195	5,144

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8 – Commitments and Contingencies

In March 2020, the World Health Organization declared the novel coronavirus disease (“COVID-19”) outbreak a global pandemic and recommended containment and mitigation measures worldwide. Since the announcement we have been monitoring this closely, and although the COVID-19 pandemic has not had a significant impact on our operations to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is highly uncertain. Accordingly, we cannot provide any assurance that the COVID-19 pandemic will not have a material adverse impact on our operations or future results. The extent to which the COVID-19 pandemic may impact our future business, strategic initiatives, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity and resurgence of the COVID-19 pandemic, the effects of the COVID-19 pandemic on our workforce, customers, and vendors and the remedial actions and stimulus measures adopted by local and federal governments, and the extent to which normal economic and operating conditions can resume.

Note 9 – Subsequent Events

On December 1, 2020, our Board of Directors declared a quarterly cash dividend of $0.65625 per share on our outstanding Series E Preferred Stock. The dividend payment is equivalent to an annualized 10.50% per share, based on the $25.00 per share stated liquidation preference, accruing from October 1, 2020 through December 31, 2020. The cash dividend is payable on January 4, 2021 to holders of the Series E Preferred Stock of record on December 14, 2020.

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

Strategic Objectives

We have established and are currently executing on the following strategic objectives:

•	Invest in additional manufacturing capacity and resources required for us to achieve our long-term growth strategy and meet the growth-demand of our customers’ programs, moving from development through to commercial manufacturing;
•	Broaden our market awareness through a diversified yet flexible marketing strategy;
•	Continue to expand our customer base and programs with existing customers for both process development and manufacturing service offerings; and
•	Increase our operating profit margin to best-in-class industry standards.

Second Quarter Highlights

The following summarizes select highlights from our second quarter ended October 31, 2020:

•	Reported revenues of $21.1 million, an increase of 15%, or $2.8 million, compared to the same prior year period;
•	Reported net income attributable to common stockholders of $0.8 million, or $0.01 per basic and diluted share;
•	Signed customer orders during the quarter, including a new process development customer and a new manufacturing project with an existing customer, and ended the quarter with a backlog of $67 million, our highest level since becoming a pure-play CDMO; and
•	Developed plans for a two-phased expansion of our Myford facility as further discussed in the “Facility Expansion” section below.

Facility Expansion

We recently developed plans for a two-phased expansion of our Myford facility. The first phase expands the production capacity of our existing Myford North facility by the addition of a second downstream processing suite. The second phase further expands the capacity through the build out of a second manufacturing train, including both upstream and downstream processing suites within Myford South.

Due to an anticipated increase in customer demand, we have commenced the first phase of expansion, which we estimate will take approximately 12 to 15 months to complete at an estimated cost of approximately $15 million. We estimate that the first phase of expansion could increase our annual revenue generating capacity by up to $50 million, bringing the combined annual revenue generating capacity of our Franklin and Myford North facilities to up to $170 million.

The decision to commence the second phase of expansion will be dictated by revenue growth and projected customer demand. Based on preliminary conceptual plans, we estimate that the Myford South expansion will take 18 to 24 months to complete at a cost of approximately $45 to $55 million. We estimate that the addition of the future Myford South facility will increase our annual revenue generating capacity by up to $100 million.

To complete these anticipated expansions, we expect to raise external capital at the appropriate time, accessing the form of capital that we determine is most appropriate considering the markets available to us and their respective costs of capital.

Impact of COVID-19 Global Pandemic

In March 2020, the World Health Organization declared the novel coronavirus disease (“COVID-19”) outbreak a global pandemic. To date, the COVID-19 pandemic has not had a significant impact on our operations, as we have been able to continue to operate our manufacturing facilities and provide essential services to our customers. Additionally, in an effort to protect the health and safety of our employees and in compliance with state regulations, we have instituted a work-from-home policy for employees who can perform their job functions offsite, implemented daily temperature checking, social distancing requirements and other measures to allow manufacturing and other personnel essential to production to continue work within our manufacturing facilities, and suspended all non-essential employee travel.

The full extent to which COVID-19 will directly or indirectly impact our business, financial condition, and results of operations will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. We will continue to assess the potential impact of the COVID-19 pandemic on our business, financial condition, and results of operations. For a further discussion of potential risks to our business from the COVID-19 pandemic, please refer to “Part II, Item 1A—Risk Factors” in this Quarterly Report on Form 10-Q.

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

Results of Operations

The following table compares the unaudited condensed consolidated statements of operations for the three and six months ended October 31, 2020 and 2019 (in thousands):

	Three Months Ended October 31,			Six Months Ended October 31,
	2020	2019	$ Change	2020	2019	$ Change
Revenues	$21,064	$18,313	$2,751	$46,456	$33,567	$12,889
Cost of revenues	14,646	14,953	(307)	31,494	29,121	2,373
Gross profit	6,418	3,360	3,058	14,962	4,446	10,516

Operating expenses:
Selling, general and administrative	4,166	3,534	632	7,991	7,993	(2)
Loss on lease termination	–	355	(355)	–	355	(355)
Total operating expenses	4,166	3,889	277	7,991	8,348	(357)
Operating income (loss)	2,252	(529)	2,781	6,971	(3,902)	10,873
Interest and other income, net	32	99	(67)	43	308	(265)
Net income (loss)	$2,284	$(430)	$2,714	$7,014	$(3,594)	$10,608

Three Months Ended October 31, 2020 Compared to Three Months Ended October 31, 2019

Revenues

Revenues for the three months ended October 31, 2020 and 2019 were $21.1 million and $18.3 million, respectively, an increase of $2.8 million or 15%. The increase in revenues can be attributed to a $2.5 million increase in manufacturing revenues primarily due to an increase in the number and scope of manufacturing runs in-process and/or completed in the current year period compared to the prior year period, combined with a $0.3 million increase in process development revenues. In addition, the current-year period increase in manufacturing revenues included the recognition of $1.7 million from changes in estimated variable revenue consideration as a result of completing performance obligations for certain projects during the quarter, therefore increasing revenue recognized for those projects during the period. The increase in revenues was attributed to the following components of our revenue streams:

$ millions
Net increase in manufacturing revenues	$2.5
Net increase in process development revenues	0.3
Total increase in revenues	$2.8

Gross Profit

Gross profit for the three months ended October 31, 2020 and 2019 was $6.4 million and $3.4 million, respectively, an increase of approximately $3.1 million, and gross margins for such periods were 30% and 18%, respectively. The increase in gross profit for the current-year period can primarily be attributed to increased revenues, which includes the aforementioned revenues of $1.7 million associated with the change in variable consideration, partially offset by an increase in payroll related costs. Excluding the $1.7 million in additional variable revenue consideration, gross margin for the three months ended October 31, 2020 was approximately 24%.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended October 31, 2020 and 2019 were $4.2 million and $3.5 million, respectively, an increase of approximately $0.6 million or 18%. As a percentage of revenue, SG&A expenses for the three months ended October 31, 2020 and 2019 were 20% and 19%, respectively. The net increase in SG&A expenses was attributed to the following components:

$ millions
Increase in accrued bonus expenses	$0.6
Increase in stock-based compensation expense	0.2
Decrease in payroll and benefit costs	(0.1)
Net decrease in all other SG&A expenses	(0.1)
Total increase in SG&A expenses	$0.6

Loss on Lease Termination

In the prior year three-month period ended October 31, 2019, we terminated an operating lease for one of our non-manufacturing facilities that was primarily utilized for warehouse space. The lease termination was primarily driven by our efforts to reduce costs by leveraging available warehouse space in our other facilities. In connection with the termination of this lease, we removed the corresponding operating lease right-of-use asset and liability balances from our balance sheet and recognized a loss of $0.4 million. Additionally, the lease termination released $0.3 million of restricted cash that was pledged as collateral under a letter of credit required by the terminated lease.

Operating Income (Loss)

Operating income was $2.3 million for the three months ended October 31, 2020 compared to an operating loss of $0.5 million for the same period in the prior year. This $2.8 million improvement in year-over-year operating income (loss) can primarily be attributed to a $3.1 million increase in gross profit combined with the absence of the loss on lease termination recognized in the prior year period, as discussed above, partially offset by an increase in SG&A expense of approximately $0.6 million.

Six Months Ended October 31, 2020 Compared to Six Months Ended October 31, 2019

Revenues

Revenues for the six months ended October 31, 2020 and 2019, were $46.5 million and $33.6 million, respectively, an increase of $12.9 million or 38%. The increase in revenues can be attributed to a $13.6 million increase in manufacturing revenues primarily due to an increase in the number and scope of manufacturing runs in-process and/or completed in the current-year period compared to the prior year period, partially offset by a $0.7 million decrease in process development revenues. In addition, the current-year period increase in manufacturing revenues includes: (i) $3.1 million in fees received during the first quarter of fiscal 2021 from a customer that had reached its inventory requirements with fewer manufacturing runs than expected, therefore not utilizing all their reserved capacity that had been scheduled for the third quarter of fiscal 2021, and (ii) the recognition of $1.1 million from changes in estimated variable revenue consideration as a result of completing performance obligations for certain projects during the second quarter of fiscal 2021, therefore increasing revenue recognized for those projects during the period The increase in revenues was attributed to the following components of our revenue streams:

$ millions
Net increase in manufacturing revenues	$13.6
Net decrease in process development revenues	(0.7)
Total increase in revenues	$12.9

Additionally, growth in manufacturing revenues during the six months ended October 31, 2020 was supplemented by $4.3 million from the completion of certain manufacturing runs during the first quarter of fiscal 2021 that had been postponed during the second half of fiscal 2020 as previously disclosed.

Gross Profit

Gross profit for the six months ended October 31, 2020 and 2019 was $15.0 million and $4.4 million, respectively, an increase of approximately $10.5 million, and gross margins for such periods were 32% and 13%, respectively. The increase in gross profit for the current-year period can primarily be attributed to increased revenues, which includes the aforementioned fees associated with a customer’s unused capacity of $3.1 million and the $1.1 million associated with the change in variable revenue consideration, partially offset by an increase in payroll related costs and increased facility and equipment related costs. Excluding the $3.1 million fees associated with a customer’s unused capacity and the $1.1 million in additional variable revenue consideration, gross margin for the six months ended October 31, 2020 was approximately 25%.

Selling, General and Administrative Expenses

SG&A expenses for each of the six-month periods ended October 31, 2020 and 2019 were $8.0 million, resulting in a nominal change. As a percentage of revenue, SG&A expenses for the six months ended October 31, 2020 and 2019 were 17% and 24%, respectively. The nominal change in SG&A expenses was attributed to the following components:

$ millions
Decrease in separation related expenses	$(0.8)
Increase in accrued bonus expenses	0.5
Increase in payroll and benefit costs	0.3
Increase in stock-based compensation expense	0.3
Net decrease in all other SG&A expenses	(0.3)
Total change in SG&A expenses	$–

Loss on Lease Termination

In the second quarter of the six-month prior year period ended October 31, 2019, we terminated an operating lease for one of our non-manufacturing facilities that was primarily utilized for warehouse space. The lease termination was primarily driven by our efforts to reduce costs by leveraging available warehouse space in our other facilities. In connection with the termination of this lease, we removed the corresponding operating lease right-of-use asset and liability balances from our balance sheet and recognized a loss of $0.4 million. Additionally, the lease termination released $0.3 million of restricted cash that was pledged as collateral under a letter of credit required by the terminated lease.

Operating Income (Loss)

Operating income was $7.0 million for the six months ended October 31, 2020 compared to an operating loss of $3.9 million for the same period in the prior year. This $10.9 million improvement in year-over-year operating income (loss) can primarily be attributed to a $10.5 million increase in gross profit combined with the absence of the loss on lease termination recognized in the prior year period, as discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operating activities as well as our cash and cash equivalents on hand. As of October 31, 2020, we had cash and cash equivalents of $35.7 million.

We currently expect to finance our operations with our existing cash on hand and our anticipated cash flows from operations.

We believe that our existing cash on hand and our anticipated cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months from the date of this Quarterly Report.

If cash flows from operations are not sufficient to support our operations or capital requirements, then we will need to obtain additional equity or debt financing to fund our future operations. We recently developed plans for a two-phased expansion of our Myford facility. To complete these anticipated expansions, we expect to raise external capital at the appropriate time, accessing the form of capital that we determine is most appropriate considering the markets available to us and their respective costs of capital. We may raise these funds through the issuance of debt or through the public offering of securities under our effective shelf registration statement, under which approximately $102 million remained available to us as of the date of this Quarterly Report. These financings may not be available on acceptable terms, or at all. Our ability to raise additional capital in the equity and debt markets is dependent on a number of factors including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties including, but not limited to, our financial results, economic and market conditions, and global financial crises and economic downturns, including those caused by widespread public health crises such as the COVID-19 pandemic, which may cause extreme volatility and disruptions in capital and credit markets. If we are unable to fund our continuing operations through these sources, we may not be able to complete planned projects or we may need to restructure, or cease, our operations. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us. Any of these actions could materially harm our business, financial condition, results of operations, and future prospects.

The following table presents our cash flows from operating, investing and financing activities for the six months ended October 31, 2020 and 2019 (in thousands):

	Six Months Ended October 31,
	2020	2019
Cash, cash equivalents and restricted cash (1)	$36,014	$34,310
Net cash provided by operating activities	8,133	3,416
Net cash used in investing activities	(2,980)	(985)
Net cash used in financing activities	(5,751)	(1,622)

___________

(1)	As of October 31, 2020 and 2019, cash, cash equivalents and restricted cash included $0.4 million that was restricted from general use, related to cash that was pledged as collateral under a letter of credit under the terms of a facility lease agreement.

Net Cash Provided by Operating Activities

During the six months ended October 31, 2020, net cash provided by operating activities increased by $4.7 million to $8.1 million from $3.4 of net cash provided by operating activities during the six months ended October 31, 2019.

Net cash provided by operating activities for the six months ended October 31, 2020 was primarily attributable to net income of $7.0 million combined with non-cash adjustments to net income of $3.4 million related to depreciation and amortization and stock-based compensation, offset by cash flows from the net change in operating assets and liabilities of $2.3 million.

Net cash provided by operating activities for the six months ended October 31, 2019 was a result of a $3.6 million net loss, offset by non-cash adjustments to net loss of $2.7 million related to depreciation and amortization and stock-based compensation, and cash flows from the net change in operating assets and liabilities of $4.3 million.

Net Cash Used in Investing Activities

During the six months ended October 31, 2020, net cash used in investing activities increased by $2.0 million to $3.0 million from $1.0 million of net cash used in investing activities during the six months ended October 31, 2019.

Net cash used in investing activities for the six months ended October 31, 2020 and 2019 consisted of $3.0 million and $1.0 million, respectively, used to acquire property and equipment primarily related to our manufacturing and development operations.

Net Cash Used in Financing Activities

During the six months ended October 31, 2020, net cash used in financing activities increased by $4.1 million to $5.8 million from $1.6 million of net cash used in financing activities during the six months ended October 31, 2019.

Net cash used in financing activities for the six months ended October 31, 2020 consisted primarily of $4.4 million of cash used to repay in full a promissory note issued pursuant to the Paycheck Protection Program (as further described in Note 3 of the Notes to the Condensed Consolidated Financial Statements) and $2.2 million of cash used to pay preferred dividends to holders of our Series E Preferred Stock, partially offset by $0.7 million of proceeds from the exercise of stock options and $0.2 million of proceeds from the issuance of common stock under our ESPP.

Net cash used in financing activities for the six months ended October 31, 2019 consisted primarily of cash used to pay preferred dividends to holders of our Series E Preferred Stock of $2.2 million, partially offset by $0.4 million of proceeds from the exercise of stock options and $0.2 million of proceeds from the issuance of common stock under our ESPP.

Contractual Obligations

During the six months ended October 31, 2020, there were no material changes in our contractual obligations and commitments, as described in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2020.

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We review our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. During the six months ended October 31, 2020, there were no significant changes in our critical accounting policies as previously disclosed by us in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2020.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements applicable to us, please refer to Note 2, Summary of Significant Accounting Policies, in the accompanying notes to our unaudited condensed consolidated financial statements.

Backlog

Our backlog represents, as of a point in time, future revenue from work not yet completed under signed contracts. As of October 31, 2020, our backlog was $67 million, as compared to $65 million as of April 30, 2020. While we anticipate the majority of our backlog will be recognized as revenue over the next 12 months, our backlog is subject to a number of risks and uncertainties, including the risk that a customer timely cancels its commitments prior to our initiation of manufacturing services, in which case we may be required to refund some or all of the amounts paid to us in advance under those canceled commitments; the risk that a customer may experience delays in its program(s) or otherwise, which could result in the postponement of anticipated manufacturing services; the risk that we may not successfully execute on all customer projects; or a potential negative impact from the COVID-19 global pandemic, any of which could have a negative impact on our liquidity, reported backlog and future revenue.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the six months ended October 31, 2020, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the fiscal year ended April 30, 2020.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2020, the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2020.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting, during the quarter ended October 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes thereto, before making a decision to invest in our securities. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently believe are not material, also may become important factors that affect us and impair our business operations. The occurrence of any of the events or developments discussed in the risk factors below could have a material and adverse impact on our business, financial condition, results of operations and cash flows and, in such case, our future prospects would likely be materially and adversely affected.

Risks Related to the COVID-19 Pandemic

Our business, financial condition, and results of operations may be adversely affected by global health epidemics, including the COVID-19 pandemic.

In March 2020, the World Health Organization declared the novel coronavirus disease (“COVID-19”) outbreak a global pandemic. COVID-19 has spread across the globe and is affecting worldwide economic activity. Any public health epidemic, including the COVID-19 pandemic, may affect our operations and those of third parties on which we rely, including our customers and suppliers. Our business, financial condition, and results of operations may be affected by: disruptions in our customers’ abilities to fund, develop, or bring to market products as anticipated; delays in or disruptions to the conduct of clinical trials by our customers; cancellations of contracts or confirmed orders from our customers; customers’ inability to maintain agreed upon payment terms; and the inability, difficulty, or additional cost or delays in obtaining key raw materials, components, and other supplies from our existing supply chain; among other factors caused by the COVID-19 pandemic. Our operations could be disrupted if some of our employees become ill or are otherwise absent from work as a result of the COVID-19 pandemic. Additionally, governmental restrictions, including travel restrictions, quarantines, shelter-in-place orders, curfews, business closures, new safety requirements or regulations, or restrictions on the import or export of certain materials, or other operational issues related to the COVID-19 pandemic may have an adverse effect on our business and results of operations. We continue to monitor our operations and governmental recommendations and have made modifications for an indefinite period to our normal operations because of the COVID-19 pandemic, including requiring most non-production related employees to work remotely which may increase cyber security risks or create data accessibility concerns.

Risks Related to Our Business

We have a history of losses and may have future losses.

We have incurred net losses in most fiscal years since we began operations in 1981, including net losses of $10.5 million and $4.2 million for the fiscal years ended April 30, 2020 and 2019, respectively. As of October 31, 2020, we had an accumulated deficit of $564 million. We have only recently begun generating positive cash flows from operations. However, if we fail to continue generating sufficient revenue, we may not continue to generate positive cash flows from operations.

Our ability to fund our operations is dependent on the amount of cash on hand and our ability to generate positive cash flow to sustain our current operations. At October 31, 2020, we had $35.7 million in cash and cash equivalents. Although it is difficult to forecast all of our future liquidity requirements, we believe that our cash and cash equivalents on hand, combined with our projected cash flows from operations will be sufficient to fund our operations beyond one year after the date our unaudited condensed consolidated financial statements are issued.

In the event a customer timely cancels its commitments prior to our initiation of manufacturing services, we may be required to refund some or all of the advance payments made to us under those canceled commitments, which would have a negative impact on our liquidity, reported backlog and future revenue. Further, in the event we are unable to secure sufficient business to support our current operations, we may need to raise additional capital in the equity markets in order to fund our future operations. We may raise funds through the issuance of debt or equity. These financings may not be available to us on acceptable terms, or at all. Our ability to raise additional capital in the equity and debt markets is dependent on a number of factors including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties including, but not limited to, our financial results and economic and market conditions. Further, global financial crises and economic downturns, including those caused by widespread public health crises such as the global novel coronavirus disease, may cause extreme volatility and disruptions in capital and credit markets, and may impact our ability to raise additional capital when needed on acceptable terms, if at all. If we are unable to fund our continuing operations through these sources, we may need to restructure, or cease, our operations. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us. Any of these actions could materially harm our business, financial condition, results of operations, and future prospects.

A significant portion of our revenue comes from a limited number of customers.

Our revenue has historically been derived from a small number of customers. For example, for the fiscal years ended April 30, 2020, 2019 and 2018, we derived approximately 63%, 64% and 86% of our revenues from our top three customers, respectively. We continue to be dependent on a limited number of customers for a substantial majority of our revenue. The loss of, or a significant reduction of business from, any of our major customers could have a material adverse effect on our business, financial condition, and results of operations.

We generally do not have long-term customer contracts and our backlog cannot be relied upon as a future indicator of sales.

We generally do not have long-term contracts with our customers, and existing contracts and purchase commitments may be canceled under certain circumstances. As a result, we are exposed to market and competitive price pressures on every order, and our agreements with customers do not provide assurance of future sales. Our customers are not required to make minimum purchases and, in certain circumstances, may cease using our services at any time without penalty. Our backlog should not be relied on as a measure of anticipated demand or future revenue, because the orders constituting our backlog may be subject to changes in delivery schedules or cancellation without significant penalty to the customer. Any reductions, cancellations or deferrals in customer orders would negatively impact our business.

Our operating results will be adversely affected if we are unable to maximize our facility capacity utilization.

Our operating results are significantly influenced by our capacity utilization and, as such, if we are unable to utilize our facilities to capacity, our margins could be adversely affected, and our financial condition and results of operations will be adversely affected.

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

All of our manufacturing facilities are situated in a single location in California, which increases our exposure to significant disruption to our business as a result of unforeseeable developments in a single geographic area.

We operate our manufacturing facilities in Tustin, California. It is possible that we could experience prolonged periods of reduced production due to unforeseen catastrophic events occurring in or around our facilities. It is also possible that operations could be disrupted due to other unforeseen circumstances such as power outages, explosions, fires, floods, earthquakes or accidents. As a result, we may be unable to shift manufacturing capabilities to alternate locations, accept materials from suppliers, meet customer shipment needs or address other severe consequences that may be encountered, and we may suffer damage to our reputation. Our financial condition and results of our operations could be materially adversely affected were such events to occur.

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

Our contract manufacturing operations involve the controlled use of hazardous materials and chemicals. We are subject to federal, state and local laws and regulations in the United States governing the use, manufacture, storage, handling and disposal of hazardous materials and chemicals. Although we believe that our procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we may incur significant additional costs to comply with applicable laws in the future. Also, even if we are in compliance with applicable laws, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials or chemicals. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our contract manufacturing operations, which could materially harm our business, financial condition and results of operations.

Potential product liability claims, errors and omissions claims in connection with services we perform and potential liability under indemnification agreements between us and our officers and directors could adversely affect us.

We manufacture products intended for use in humans. These activities could expose us to risk of liability for personal injury or death to persons using such products. We seek to reduce our potential liability through measures such as contractual indemnification provisions with customers (the scope of which may vary by customer, and the performances of which are not secured) and insurance maintained by us and our customers. We could be materially adversely affected if we are required to pay damages or incur defense costs in connection with a claim that is outside the scope of the indemnification agreements, if the indemnity, although applicable, is not performed in accordance with its terms or if our liabilities exceed the amount of applicable insurance or indemnity. In addition, we could be held liable for errors and omissions in connection with the services we perform. We currently maintain product liability and errors and omissions insurance with respect to these risks. Our insurance coverage may not be adequate or insurance coverage may not continue to be available on terms acceptable to us.

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

We depend on our ability to attract and retain qualified scientific and technical employees, as well as a number of key executives. These employees may voluntarily terminate their employment with us at any time. We may not be able to retain key personnel, or attract and retain additional qualified employees. We do not maintain key-man or similar policies covering any of our senior management or key personnel. Our inability to attract and retain key personnel would have a material adverse effect on our business.

We have federal and state net operating loss, or NOL, carry forwards which, if we were to become profitable, could be used to offset/defer federal and state income taxes. Our ability to use such carry forwards to offset future taxable income may be subject to certain limitations related to changes in ownership of our stock and decisions by California and other states to limit or suspend NOL carry forwards.

As of April 30, 2020, we had federal and state NOL carry forwards of approximately $427 million and $277 million, respectively. These NOL carry forwards could potentially be used to offset certain future federal and state income tax liabilities. The federal net operating loss carry forwards generated prior to January 1, 2018 expire in fiscal years 2021 through 2038. The federal net operating loss generated after January 1, 2018 of $19.8 million can be carried forward indefinitely. Net operating losses generated after 2017 through 2020 may offset future taxable income without limitation. Utilization of net operating losses generated subsequent to 2020 are limited to 80% of future taxable income. However, utilization of NOL carry forwards may be subject to a substantial annual limitation pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions due to ownership changes that have occurred previously or that could occur in the future. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. A Section 382 analysis was completed as of the fiscal year ended April 30, 2019 and we subsequently reviewed such activity through April 30, 2020 and determined that no such change in ownership has occurred. However, ownership changes occurring subsequent to April 30, 2020 may impact the utilization of our NOL carry forwards and other tax attributes. Additionally, states may impose other limitations on the use of state NOL carry forwards. We are subject to California’s recent suspension of NOL carry forwards for the taxable years beginning in 2020 and lasting through 2022. Any limitation may result in expiration of a portion of the carry forwards before utilization. If we were not able to utilize our carry forwards, we would be required to use our cash resources to pay taxes that would otherwise have been offset, thereby reducing our liquidity.

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

We may seek to grow our business through acquisitions of complementary businesses, and the failure to manage acquisitions, or the failure to integrate them with our existing business, could harm our financial condition and operating results.

From time to time, we may consider opportunities to acquire other companies, products or technologies that may enhance our manufacturing capabilities, expand the breadth of our markets or customer base, or advance our business strategies. Potential acquisitions involve numerous risks, including: problems assimilating the acquired service offerings, products or technologies; issues maintaining uniform standards, procedures, quality control and policies; unanticipated costs associated with acquisitions; diversion of management’s attention from our existing business; risks associated with entering new markets in which we have limited or no experience; increased legal and accounting costs relating to the acquisitions or compliance with regulatory matters; and unanticipated or undisclosed liabilities of any target.

We have no current commitments with respect to any acquisition. We do not know if we will be able to identify acquisitions we deem suitable, whether we will be able to successfully complete any such acquisitions on favorable terms or at all, or whether we will be able to successfully integrate any acquired service offerings, products or technologies. Our potential inability to integrate any acquired service offerings, products or technologies effectively may adversely affect our business, operating results and financial condition.

Risks Related to Our Customers

The consumers of the products we manufacture for our customers may significantly influence our business, financial condition, and results of operations.

We depend on, and have no control over, consumer demand for the products we manufacture for our customers. Consumer demand for our customers’ products could be adversely affected by, among other things, delays in health regulatory approval, the inability of our customers to demonstrate the efficacy and safety of their products, the loss of patent and other intellectual property rights protection, the emergence of competing or alternative products, including generic drugs, the degree to which private and government payment subsidies for a particular product offset the cost to consumers and changes in the marketing strategies for such products and the outbreak of a pandemic such as the COVID-19 pandemic. Additionally, if the products we manufacture for our customers do not gain market acceptance, our revenues and profitability may be adversely affected.

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

Our customers’ failure to receive or maintain regulatory approval for their product candidates could negatively impact our revenues and profitability.

Our success depends upon the regulatory approval of the products we manufacture. As such, if our customers experience a delay in, or failure to receive, approval for any of their product candidates or fail to maintain regulatory approval of their products and we are not able to manufacture these products, our revenue and profitability could be adversely affected. Additionally, if the FDA or a comparable foreign regulatory authority does not approve of our facilities for the manufacture of a customer product or if it withdraws such approval in the future, our customers may choose to identify alternative manufacturing facilities and/or relationships, which could significantly impact our ability to expand our manufacturing capacity and capabilities and achieve profitability.

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

Risks Related to the Industry in Which We Operate

Failure to comply with existing and future regulatory requirements could adversely affect our business, financial condition, and results of operations.

Our industry is highly regulated. We are required to comply with the regulatory requirements of various local, state, provincial, national and international regulatory bodies having jurisdiction in the countries or localities in which we manufacture products or in which our customers’ products are distributed. In particular, we are subject to laws and regulations concerning development, testing, manufacturing processes, equipment and facilities, including compliance with CGMPs, import and export, and product registration and listing, among other things. As a result, most of our facilities are subject to regulation by the FDA, as well as regulatory bodies of other jurisdictions where our customers have marketing approval for their products including, but not limited to, the EMA, ANVISA and/or Health Canada, depending on the countries in which our customers market and sell the products we manufacture on their behalf. As we expand our operations, we may be exposed to more complex and new regulatory and administrative requirements and legal risks, any of which may require expertise in which we have little or no experience. It is possible that compliance with new regulatory requirements could impose significant compliance costs on us. Such costs could have a material adverse effect on our business, financial condition and results of operations.

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

As of October 31, 2020, an aggregate of 6,728,623 shares of common stock were reserved for issuance under outstanding stock options and restricted stock units, or available for future issuance under our equity incentive plans. Additionally, as of October 31, 2020, there were 1,116,538 shares of common stock reserved for and available for issuance under our ESPP and up to 6,826,435 shares of common stock issuable upon conversion of our outstanding Series E Preferred Stock. The issuance of additional shares of common stock upon the exercise, release or conversion, as applicable, of any of the foregoing securities, or the perception that such issuances may occur, would have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.

Our highly volatile stock price may adversely affect the liquidity of our common stock.

The market price of our common stock has generally been highly volatile and is likely to continue to be highly volatile. For instance, the market price of our common stock has ranged from $2.24 to $8.44 per share over the last three fiscal years ended April 30, 2020.

The market price of our common stock may be significantly impacted by many factors including the following:

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

Anti-takeover provisions in our certificate of incorporation and amended and restated bylaws as well as provisions of Delaware law could prevent or delay a change in control of our company, even if such change in control would be beneficial to our stockholders.

Provisions of our certificate of incorporation and amended and restated bylaws could discourage, delay or prevent a merger, acquisition or other change in control of our company, even if such change in control would be beneficial to our stockholders. These include: authorizing the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt; no provision for the use of cumulative voting for the election of directors; limiting the ability of stockholders to call special meetings; requiring all stockholder actions to be taken at a meeting of our stockholders (i.e. no provision for stockholder action by written consent); and establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, the Delaware General Corporation Law prohibits us, except under specified circumstances, from engaging in any mergers, significant sales of stock or assets or business combinations with any stockholder or group of stockholders who owns at least 15% of our common stock.

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

We have never declared or paid any cash dividend on our common stock. We currently anticipate that we will retain future earnings, if any, for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of the trading price of our common stock.

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

AVID BIOSERVICES, INC.

Date: December 2, 2020	By: /s/ Nicholas S. Green
Nicholas S. Green
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 2, 2020	By: /s/ Daniel R. Hart
Daniel R. Hart
Chief Financial Officer
(signed both as an officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Principal Accounting Officer)

