Form 10-Q
period 2021-01-31
Avid Bioservices, Inc.
filed 2021-03-08
CIK 704562

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

or

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

As of March 1, 2021, the number of shares of registrant’s common stock outstanding was 60,828,589.

AVID BIOSERVICES, INC.

Form 10-Q

For the Quarter Ended January 31, 2021

TABLE OF CONTENTS

As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “we,” “us,” “our,” and the “Company” refer to Avid Bioservices, Inc. and its consolidated subsidiaries.

i

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

avid bioservices, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except par value)

	January 31, 2021	April 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$70,894	$36,262
Accounts receivable	27,113	8,606
Contract assets	5,545	3,300
Inventory	11,946	10,883
Prepaid expenses	813	712
Total current assets	116,311	59,763
Property and equipment, net	32,162	27,105
Operating lease right-of-use assets	19,053	20,100
Restricted cash	350	350
Other assets	302	302
Total assets	$168,178	$107,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,855	$5,926
Accrued payroll and related costs	6,500	3,019
Contract liabilities	47,707	29,120
Current portion of operating lease liabilities	1,334	1,228
Note payable	–	4,379
Other current liabilities	179	808
Total current liabilities	62,575	44,480

Operating lease liabilities, less current portion	20,233	21,244
Total liabilities	82,808	65,724

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; 1,648 shares issued and outstanding at January 31, 2021 and April 30, 2020, respectively	2	2
Common stock, $0.001 par value; 150,000 shares authorized; 60,827 and 56,483 shares issued and outstanding at January 31, 2021 and April 30, 2020, respectively	61	56
Additional paid-in capital	647,157	612,909
Accumulated deficit	(561,850)	(571,071)
Total stockholders’ equity	85,370	41,896
Total liabilities and stockholders’ equity	$168,178	$107,620

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and comprehensive INCOME (loss)

(Unaudited) (In thousands, except per share information)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Revenues	$21,806	$13,585	$68,262	$47,152
Cost of revenues	15,604	12,800	47,098	41,921
Gross profit	6,202	785	21,164	5,231

Operating expenses:
Selling, general and administrative	4,018	2,996	12,009	10,989
Loss on lease termination	–	–	–	355
Total operating expenses	4,018	2,996	12,009	11,344
Operating income (loss)	2,184	(2,211)	9,155	(6,113)
Interest and other income, net	23	107	66	415
Net income (loss)	$2,207	$(2,104)	$9,221	$(5,698)
Comprehensive income (loss)	$2,207	$(2,104)	$9,221	$(5,698)
Series E preferred stock accumulated dividends	(1,442)	(1,442)	(3,604)	(3,604)
Net income (loss) attributable to common stockholders	$765	$(3,546)	$5,617	$(9,302)
Net income (loss) per share attributable to common stockholders:
Basic	$0.01	$(0.06)	$0.10	$(0.17)
Diluted	$0.01	$(0.06)	$0.10	$(0.17)

Weighted average common shares outstanding:
Basic	58,865	56,404	57,349	56,275
Diluted	60,097	56,404	58,058	56,275

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS of STOCKHOLDERs’ EQUITY

(Unaudited) (In thousands, except per share information)

	Three Months Ended January 31, 2021
	Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at October 31, 2020	1,648	$2	56,722	$57	$613,384	$(564,057)	$49,386
Series E preferred stock dividends paid ($0.65625 per share)	–	–	–	–	(1,081)	–	(1,081)
Common stock issued, net of issuance of issuance costs of $2,359	–	–	3,833	4	32,137	–	32,141
Common stock issued under Employee Stock Purchase Plan	–	–	40	–	244	–	244
Exercise of stock options	–	–	213	–	1,474	–	1,474
Common stock issued upon vesting of restricted stock units	–	–	19	–	–	–	–
Stock-based compensation expense	–	–	–	–	999	–	999
Net income	–	–	–	–	–	2,207	2,207
Balance at January 31, 2021	1,648	$2	60,827	$61	$647,157	$(561,850)	$85,370

	Three Months Ended January 31, 2020
	Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at October 31, 2019	1,648	$2	56,338	$56	$613,325	$(564,199)	$49,184
Series E preferred stock dividends paid ($0.65625 per share)	–	–	–	–	(1,081)	–	(1,081)
Exercise of stock options	–	–	120	–	484	–	484
Common stock issued upon vesting of restricted stock units	–	–	21	–	–	–	–
Stock-based compensation expense	–	–	–	–	595	–	595
Net loss	–	–	–	–	–	(2,104)	(2,104)
Balance at January 31, 2020	1,648	$2	56,479	$56	$613,323	$(566,303)	$47,078

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS of STOCKHOLDERs’ EQUITY (CONTINUED)

(Unaudited) (In thousands, except per share information)

	Nine Months Ended January 31, 2021
	Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at April 30, 2020	1,648	$2	56,483	$56	$612,909	$(571,071)	$41,896
Series E preferred stock dividends paid ($1.96875 per share)	–	–	–	–	(3,244)	–	(3,244)
Common stock issued, net of issuance of issuance costs of $2,359	–	–	3,833	4	32,137	–	32,141
Common stock issued under Employee Stock Purchase Plan	–	–	72	–	423	–	423
Exercise of stock options	–	–	354	1	2,178	–	2,179
Common stock issued upon vesting of restricted stock units	–	–	85	–	–	–	–
Stock-based compensation expense	–	–	–	–	2,754	–	2,754
Net income	–	–	–	–	–	9,221	9,221
Balance at January 31, 2021	1,648	$2	60,827	$61	$647,157	$(561,850)	$85,370

	Nine Months Ended January 31, 2020
	Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at April 30, 2019	1,648	$2	56,136	$56	$613,615	$(560,605)	$53,068
Series E preferred stock dividends paid ($1.96875 per share)	–	–	–	–	(3,244)	–	(3,244)
Common stock issued under Employee Stock Purchase Plan	–	–	47	–	187	–	187
Exercise of stock options	–	–	247	–	916	–	916
Common stock issued upon vesting of restricted stock units	–	–	49	–	–	–	–
Stock-based compensation expense	–	–	–	–	1,849	–	1,849
Net loss	–	–	–	–	–	(5,698)	(5,698)
Balance at January 31, 2020	1,648	$2	56,479	$56	$613,323	$(566,303)	$47,078

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Nine Months Ended January 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,221	$(5,698)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,540	2,276
Stock-based compensation	2,754	1,849
Loss on lease termination	–	355
Loss on disposal of assets	–	13
Changes in operating assets and liabilities:
Accounts receivable	(18,507)	(2,777)
Contract assets	(2,245)	(1,784)
Inventory	(1,063)	(3,008)
Prepaid expenses and other assets	(101)	(54)
Accounts payable	(951)	491
Accrued payroll and related costs	3,481	(555)
Contract liabilities	18,587	11,704
Other accrued expenses and liabilities	(394)	(32)
Net cash provided by operating activities	13,322	2,780

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,717)	(3,025)
Net cash used in investing activities	(5,717)	(3,025)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	32,141	–
Proceeds from exercise of stock options	2,179	916
Proceeds from issuance of common stock under employee stock purchase plan	423	187
Repayment of note payable	(4,379)	–
Dividends paid on preferred stock	(3,244)	(3,244)
Principal payments on finance lease	(93)	(78)
Net cash provided by (used in) financing activities	27,027	(2,219)

Net increase (decrease) in cash, cash equivalents and restricted cash	$34,632	$(2,464)
Cash, cash equivalents and restricted cash, beginning of period	36,612	33,501
Cash, cash equivalents and restricted cash, end of period	$71,244	$31,037

Supplemental disclosures of non-cash activities:
Unpaid purchases of property and equipment	$1,880	$489
Decapitalization of right-of-use assets upon lease termination and/or modification	$–	$1,469

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown above:

	January 31, 2021	April 30, 2020	January 31, 2020	April 30, 2019
Cash and cash equivalents	$70,894	$36,262	$30,687	$32,351
Restricted cash	350	350	350	1,150
Total cash, cash equivalents and restricted cash	$71,244	$36,612	$31,037	$33,501

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

The following table summarizes our manufacturing and process development revenue streams (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Manufacturing revenues	$17,895	$11,525	$60,407	$40,422
Process development revenues	3,911	2,060	7,855	6,730
Total revenues	$21,806	$13,585	$68,262	$47,152

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

During the three and nine months ended January 31, 2021, we recognized revenue of $3.5 million and $26.3 million, respectively, for which the contract liability was recorded in a prior period.

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

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the nine months ended January 31, 2021, changes in estimates for variable consideration related to the completion of certain performance obligations during the current year periods resulted in an increase in revenues of $1.1 million. There were no material adjustments in estimates for variable consideration for the three months ended January 31, 2021 and for the three and nine months ended January 31, 2020.

We apply the practical expedient available under ASC 606 that permits us not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. As of January 31, 2021, we do not have any unsatisfied performance obligations for contracts greater than one year.

Restricted Cash

Under the terms of an operating lease related to our facilities (Note 4), we are required to maintain, as collateral, a letter of credit, during the term of such lease. At January 31, 2021 and April 30, 2020, restricted cash of $0.4 million was pledged as collateral under the letter of credit.

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

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Construction-in-progress, which represents direct costs related to the construction of various equipment and leasehold improvements primarily associated with our manufacturing facilities, is not depreciated until the asset is completed and placed into service. No interest was incurred or capitalized as construction-in-progress as of January 31, 2021 and April 30, 2020. All of our property and equipment are located in the U.S. Property and equipment consist of the following (in thousands):

	January 31, 2021	April 30, 2020
Leasehold improvements	$21,230	$21,130
Laboratory and manufacturing equipment	16,094	15,033
Computer equipment and software	5,541	5,334
Furniture, fixtures and office equipment	715	685
Construction-in-progress	8,763	2,564
Total property and equipment, gross	$52,343	$44,746
Less: accumulated depreciation and amortization	(20,181)	(17,641)
Total property and equipment, net	$32,162	$27,105

Depreciation and amortization expense for the three and nine months ended January 31, 2021 was $0.9 million and $2.5 million, respectively.

Depreciation and amortization expense for the three and nine months ended January 31, 2020 was $0.8 million and $2.3 million, respectively.

Impairment

Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. If such events or changes in circumstances arise, we compare the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the long-lived assets are determined to be impaired, any excess of the carrying value of the long-lived assets over its estimated fair value is recognized as an impairment loss. For the nine months ended January 31, 2021 and 2020, there were no indicators of impairment of the value of our long-lived assets and no cumulative impairment losses were recognized as of January 31, 2021.

Stock-Based Compensation

We account for stock options, restricted stock units and other stock-based awards granted under our equity compensation plans in accordance with the authoritative guidance for stock-based compensation. The estimated fair value of stock options granted to employees in exchange for services is measured at the grant date, using a fair value based method, such as a Black-Scholes option valuation model, and is recognized as expense on a straight-line basis over the requisite service periods. The fair value of restricted stock units is measured at the grant date based on the closing market price of our common stock on the date of grant, and is recognized as expense on a straight-line basis over the period of vesting. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur. As of January 31, 2021 and April 30, 2020, there were no outstanding stock-based awards with market or performance conditions.

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

As of January 31, 2021 and April 30, 2020, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash equivalents, which are primarily invested in money market funds with one major commercial bank, are carried at fair value based on quoted market prices for identical securities (Level 1 input).

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions and improving consistent application in certain areas of Topic 740. ASU 2019-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, which will be our fiscal year 2022 beginning May 1, 2021. Early adoption is permitted. We are currently evaluating the impact this standard will have on our condensed consolidated financial statements and related disclosures.

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

In September 2019, we terminated an operating lease for one of our non-manufacturing facilities that was primarily utilized for warehouse space. In connection with the termination of this lease, we removed the corresponding operating lease right-of-use asset and liability balances from our balance sheet and recognized a loss of $0.4 million, which amount is included in loss on lease termination in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended January 31, 2020.

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

The components of lease cost included in our accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) were as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Operating lease cost	$788	$798	$2,364	$2,570
Variable lease cost	112	155	433	488
Short-term lease cost	99	83	289	83
Total lease cost	$999	$1,036	$3,086	$3,141

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Supplemental consolidated balance sheet and other information related to our operating leases as of January 31, 2021 and April 30, 2020 were as follows (in thousands, expect weighted average data):

	January 31, 2021	April 30, 2020
Assets
Operating lease right-of-use assets	$19,053	$20,100
Liabilities
Current portion of operating lease liabilities	$1,334	$1,228
Operating lease liabilities, less current portion	20,233	21,244
Total operating lease liabilities	$21,567	$22,472
Weighted average remaining lease term	9.8 years	10.5 years
Weighted average discount rate	7.4%	8.0%

Cash paid for amounts included in the measurement of lease liabilities for the nine months ended January 31, 2021 and 2020 was $2.2 million and $2.3 million, respectively, and is included in net cash provided by operating activities in our accompanying unaudited condensed consolidated statements of cash flows.

As of January 31, 2021, the maturities of our operating lease liabilities, which includes those derived from lease renewal options that we considered reasonably certain that we would exercise, were as follows (in thousands):

Fiscal Year Ending April 30,	Total
2021 (remaining period)	$749
2022	2,995
2023	3,010
2024	3,086
2025	3,171
Thereafter	18,767
Total lease payments	$31,778
Less: imputed interest	(10,211)
Total operating lease liabilities	$21,567

Note 5 – Stockholders’ Equity

Series E Preferred Stock

Each share of issued and outstanding 10.50% Series E Convertible Preferred Stock $0.001 par value per share (“Series E Preferred Stock”) is convertible at any time, at the option of the holder, into a number of shares of our common stock determined by dividing the liquidation preference of $25.00 per share Series E Preferred Stock, plus any accrued and unpaid dividends (whether or not earned or declared), by the then-current conversion price per share, currently $21.00 per share, rounded down to the nearest whole number. As of January 31, 2021, if all of our issued and outstanding shares of Series E Preferred Stock were converted at the conversion price of $21.00 per share, the holders of our Series E Preferred Stock would receive an aggregate of 1,978,783 shares of our common stock. However, because the conversion price of our Series E Preferred Stock is subject to adjustment from time to time in accordance with the applicable provisions of our certificate of incorporation, we have reserved the maximum number of shares of our common stock that could be issued upon the conversion of our Series E Preferred Stock upon a change of control event, assuming our shares of common stock are acquired for consideration of $5.985 per share or less. In this scenario, each outstanding share of our Series E Preferred Stock would be converted into 4.14 shares of our common stock, or 6,826,435 shares in the aggregate.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Holders of our Series E Preferred Stock are entitled to receive cumulative dividends at the rate of 10.50% per annum based on the liquidation preference of $25.00 per share, or $2.625 per annum per share, and are payable quarterly in cash, on or about the first day of each January, April, July and October. For each of the three and nine months ended January 31, 2021 and 2020, we paid aggregate cash dividends of $1.1 million and $3.2 million, respectively, for issued and outstanding shares of our Series E Preferred Stock.

Sale of Common Stock

During December 2020, we completed an underwritten public offering pursuant to which we sold 3,833,335 shares of our common stock at the public offering price of $9.00 per share, including 500,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares. The aggregate gross proceeds we received from the public offering were $34.5 million, before deducting underwriting discounts and commissions and other offering related expenses of $2.4 million.

Note 6 – Equity Compensation Plans

Stock Incentive Plans

As of January 31, 2021, we had an aggregate of 6,497,353 shares of our common stock reserved for issuance under our stock incentive plans, of which 3,894,933 shares were subject to outstanding stock options and restricted stock units (“RSUs”) and 2,602,420 shares were available for future grants of stock-based awards.

Stock Options

The following summarizes our stock option transaction activity for the nine months ended January 31, 2021:

	Stock Options	Grant Date Weighted Average Exercise Price
	(in thousands)
Outstanding at May 1, 2020	2,896	$6.20
Granted	893	$7.43
Exercised	(353)	$6.18
Canceled or expired	(105)	$7.20
Outstanding at January 31, 2021	3,331	$6.50

Restricted Stock Units

The following summarizes our RSUs transaction activity for the nine months ended January 31, 2021:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at May 1, 2020	307	$5.23
Granted	355	$7.29
Vested	(86)	$5.12
Forfeited	(12)	$5.58
Outstanding at January 31, 2021	564	$6.54

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

During the nine months ended January 31, 2021, a total of 72,409 shares of our common stock were purchased under the ESPP at a weighted average purchase price of $5.84 per share. As of January 31, 2021, we had 1,076,326 shares of our common stock reserved for issuance under the ESPP.

Stock-Based Compensation

Stock-based compensation expense for the three and nine months ended January 31, 2021 and 2020 was comprised of the following (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Cost of revenues	$386	$248	$1,035	$679
Selling, general and administrative	613	347	1,719	1,170
Total stock-based compensation	$999	$595	$2,754	$1,849

As of January 31, 2021, the total estimated unrecognized compensation cost related to non-vested stock options and non-vested RSUs was $6.0 million and $3.1 million, respectively. These costs are expected to be recognized over weighted average vesting periods of 2.76 years and 2.88 years, respectively.

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

The potential dilutive effect of stock options, unvested RSUs, and shares of common stock expected to be issued under our ESPP during the period are calculated in accordance with the treasury stock method but are excluded if their effect is anti-dilutive. The potential dilutive effect of our Series E Preferred Stock outstanding during the period is calculated using the if-converted method assuming the conversion of Series E Preferred Stock as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. A reconciliation of the numerators and the denominators of the basic and dilutive net income (loss) per common share computations for the three and nine months ended January 31, 2021 and 2020, are as follows (in thousands, expect per share amounts):

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Numerator
Net income (loss)	$2,207	$(2,104)	$9,221	$(5,698)
Series E preferred stock accumulated dividends	(1,442)	(1,442)	(3,604)	(3,604)
Net income (loss) attributable to common stockholders	$765	$(3,546)	$5,617	$(9,302)

Denominator
Weighted average common shares outstanding, basic	58,865	56,404	57,349	56,275
Effect of dilutive securities:
Stock options	937	–	507	–
RSUs	279	–	188	–
ESPP	16	–	14	–
Weighted average common shares outstanding, dilutive	60,097	56,404	58,058	56,275
Net income (loss) per share, basic	$0.01	$(0.06)	$0.10	$(0.17)
Net income (loss) per share, diluted	$0.01	$(0.06)	$0.10	$(0.17)

The following table presents the securities excluded from the calculation of diluted net income (loss) per share for the three and nine months ended January 31, 2021 and 2020, as the effect of their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Stock options	325	2,106	1,665	2,721
RSUs	–	–	4	8
ESPP	–	–	2	–
Series E Preferred Stock	1,979	1,979	1,979	1,979
Total	2,304	4,085	3,650	4,708

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

Note 9 – Subsequent Events

On March 3, 2021, our Board of Directors declared a quarterly cash dividend of $0.65625 per share on our outstanding Series E Preferred Stock. The dividend payment is equivalent to an annualized 10.50% per share, based on the $25.00 per share stated liquidation preference, accruing from January 1, 2021 through March 31, 2021. The cash dividend is payable on April 1, 2021 to holders of the Series E Preferred Stock of record on March 15, 2021.

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

Overview

We are a dedicated CDMO that provides a comprehensive range of services from process development to CGMP clinical and commercial manufacturing, focused on biopharmaceutical drug substances derived from mammalian cell culture. With 28 years of experience producing monoclonal antibodies and recombinant proteins, our services include CGMP clinical and commercial product manufacturing, bulk packaging, release and stability testing and regulatory submissions support. We also provide a variety of process development services, including upstream and downstream development and optimization, analytical methods development, testing and characterization.

Strategic Objectives

We have established and are currently executing on the following strategic objectives:

•	Invest in additional manufacturing capacity and resources required for us to achieve our long-term growth strategy and meet the growth-demand of our customers’ programs, moving from development through to commercial manufacturing;
•	Broaden our market awareness through a diversified yet flexible marketing strategy;
•	Continue to expand our customer base and programs with existing customers for both process development and manufacturing service offerings; and
•	Increase our operating profit margin to best-in-class industry standards.

Third Quarter Highlights

The following summarizes select highlights from our third quarter ended January 31, 2021:

•	Reported revenues of $21.8 million, an increase of 61%, or $8.2 million, compared to the same prior year period;
•	Reported net income attributable to common stockholders of $0.8 million, or $0.01 per basic and diluted share;
•	Ended the quarter with a backlog of $120 million, representing an all-time high for us;
•	Completed an underwritten public offering of 3,833,335 shares of our common stock at the public offering price of $9.00 per share, including 500,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares. Net proceeds from the offering were $32.1 million, after deducting underwriting discounts and commissions and other offering related expenses. We intend to use these proceeds for the expansion of our manufacturing capabilities; and
•	Continued to advance the two-phased expansion of our Myford facility as further discussed in the “Facility Expansion” section below.

Facility Expansion

During December 2020, we announced plans for a two-phased expansion of our Myford facility. The first phase expands the production capacity of our existing Myford North facility by the addition of a second downstream processing suite. The second phase further expands the capacity through the build out of a second manufacturing train, including both upstream and downstream processing suites within Myford South.

The first phase of our expansion plan was initiated during the second quarter of fiscal 2021 and is expected to take approximately 12 to 15 months to complete at an estimated cost of approximately $15 million. We estimate that the first phase of expansion could increase our annual revenue generating capacity by up to $50 million, bringing the combined annual revenue generating capacity of our Franklin and Myford North facilities to up to $170 million.

During February 2021, we announced the acceleration of the initiation of the second phase of expansion, which was driven by an increase in projected customer demand for our manufacturing services. Based on conceptual plans, we estimate that the Myford South expansion, which was initiated in February 2021, will take 18 to 24 months to complete at a cost of approximately $45 to $55 million. Upon completion, we estimate that the expansion of Myford South will increase our annual revenue generating capacity by an additional $100 million.

During December 2020, we completed an underwritten public offering of 3,833,335 shares of our common stock at the public offering price of $9.00 per share, including 500,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares. Net proceeds from the offering were $32.1 million, after deducting underwriting discounts and commissions and other offering related expenses. We intend to use the net proceeds from the offering for these expansions.

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

Results of Operations

The following table compares the unaudited condensed consolidated statements of operations for the three and nine months ended January 31, 2021 and 2020 (in thousands):

	Three Months Ended January 31,			Nine Months Ended January 31,
	2021	2020	$ Change	2021	2020	$ Change
Revenues	$21,806	$13,585	$8,221	$68,262	$47,152	$21,110
Cost of revenues	15,604	12,800	2,804	47,098	41,921	5,177
Gross profit	6,202	785	5,417	21,164	5,231	15,933

Operating expenses:
Selling, general and administrative	4,018	2,996	1,022	12,009	10,989	1,020
Loss on lease termination	–	–	–	–	355	(355)
Total operating expenses	4,018	2,996	1,022	12,009	11,344	665
Operating income (loss)	2,184	(2,211)	4,395	9,155	(6,113)	15,268
Interest and other income, net	23	107	(84)	66	415	(349)
Net income (loss)	$2,207	$(2,104)	$4,311	$9,221	$(5,698)	$14,919

Three Months Ended January 31, 2021 Compared to Three Months Ended January 31, 2020

Revenues

Revenues for the three months ended January 31, 2021 and 2020 were $21.8 million and $13.6 million, respectively, an increase of $8.2 million or 61%. The increase in revenues can be attributed to a $6.4 million increase in manufacturing revenues primarily due to an increase in the number and scope of manufacturing runs in-process and/or completed in the current year period compared to the prior year period, combined with a $1.8 million increase in process development revenues. The increase in revenues was attributed to the following components of our revenue streams:

$ millions
Net increase in manufacturing revenues	$6.4
Net increase in process development revenues	1.8
Total increase in revenues	$8.2

Additionally, as previously disclosed, prior-year period manufacturing revenue was impacted by a production interruption.

Gross Profit

Gross profit for the three months ended January 31, 2021 and 2020 was $6.2 million and $0.8 million, respectively, an increase of approximately $5.4 million, and gross margins for such periods were 28% and 6%, respectively. The increase in gross profit for the current-year period can primarily be attributed to increased revenues, partially offset by an increase in payroll related costs. In addition, the prior-year period gross profit was impacted by certain costs associated with the production interruption described above, which costs were not incurred during the current-year period.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended January 31, 2021 and 2020 were $4.0 million and $3.0 million, respectively, an increase of approximately $1.0 million or 34%. As a percentage of revenue, SG&A expenses for the three months ended January 31, 2021 and 2020 were 18% and 22%, respectively. The net increase in SG&A expenses was attributed to the following components:

$ millions
Increase in accrued bonus expenses	$1.0
Increase in stock-based compensation expense	0.3
Decrease in separation related expenses	(0.2)
Net decrease in all other SG&A expenses	(0.1)
Total increase in SG&A expenses	$1.0

Operating Income (Loss)

Operating income was $2.2 million for the three months ended January 31, 2021 compared to an operating loss of $2.2 million for the same period in the prior year. This $4.4 million improvement in year-over-year operating income (loss) can primarily be attributed to a $5.4 million increase in gross profit, offset by an increase in SG&A expense of approximately $1.0 million.

Nine Months Ended January 31, 2021 Compared to Nine Months Ended January 31, 2020

Revenues

Revenues for the nine months ended January 31, 2021 and 2020, were $68.3 million and $47.2 million, respectively, an increase of $21.1 million or 45%. The increase in revenues can be attributed to a $20.0 million increase in manufacturing revenues primarily due to an increase in the number and scope of manufacturing runs in-process and/or completed in the current-year period compared to the prior year period, combined with a $1.1 million increase in process development revenues. In addition, the current-year period increase in manufacturing revenues includes: (i) $3.1 million in fees recorded during the first quarter of fiscal 2021 from a customer that had reached its inventory requirements with fewer manufacturing runs than expected, therefore not utilizing all their reserved capacity that had been scheduled for the third quarter of fiscal 2021, and (ii) the recognition of $1.1 million from changes in estimated variable revenue consideration as a result of completing performance obligations for certain projects during the second quarter of fiscal 2021, therefore increasing revenue recognized for those projects during the period. The increase in revenues was attributed to the following components of our revenue streams:

$ millions
Net increase in manufacturing revenues	$20.0
Net increase in process development revenues	1.1
Total increase in revenues	$21.1

Additionally, growth in manufacturing revenues during the nine months ended January 31, 2021 was supplemented by $4.3 million from the completion of certain manufacturing runs during the first quarter of fiscal 2021 that had been postponed during the second half of fiscal 2020 as a result of a previously disclosed production interruption.

Gross Profit

Gross profit for the nine months ended January 31, 2021 and 2020 was $21.2 million and $5.2 million, respectively, an increase of approximately $15.9 million, and gross margins for such periods were 31% and 11%, respectively. The increase in gross profit for the current-year period can primarily be attributed to increased revenues, which includes the aforementioned fees associated with a customer’s unused capacity of $3.1 million and the $1.1 million associated with the change in variable revenue consideration, partially offset by an increase in payroll related costs and increased facility and equipment related costs. Excluding the $3.1 million fees associated with a customer’s unused capacity and the $1.1 million in additional variable revenue consideration, gross margin for the nine months ended January 31, 2021 was approximately 27%. Additionally, the prior-year period gross profit was impacted by certain costs associated with the production interruption described above, which costs were not incurred during the current-year period.

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended January 31, 2021 and 2020 were $12.0 million and $11.0 million, respectively, an increase of approximately $1.0 million or 9%. As a percentage of revenue, SG&A expenses for the nine months ended January 31, 2021 and 2020 were 18% and 23%, respectively. The net increase in SG&A expenses was attributed to the following components:

$ millions
Increase in accrued bonus expenses	$1.5
Increase in stock-based compensation expense	0.5
Increase in payroll and benefit costs	0.3
Decrease in separation related expenses	(1.1)
Net decrease in all other SG&A expenses	(0.2)
Total increase in SG&A expenses	$1.0

Loss on Lease Termination

In the second quarter of the nine-month prior year period ended January 31, 2020, we terminated an operating lease for one of our non-manufacturing facilities that was primarily utilized for warehouse space. The lease termination was primarily driven by our efforts to reduce costs by leveraging available warehouse space in our other facilities. In connection with the termination of this lease, we removed the corresponding operating lease right-of-use asset and liability balances from our balance sheet and recognized a loss of $0.4 million. Additionally, the lease termination released $0.3 million of restricted cash that was pledged as collateral under a letter of credit required by the terminated lease.

Operating Income (Loss)

Operating income was $9.2 million for the nine months ended January 31, 2021 compared to an operating loss of $6.1 million for the same period in the prior year. This $15.3 million improvement in year-over-year operating income (loss) can primarily be attributed to a $15.9 million increase in gross profit combined with the absence of the loss on lease termination recognized in the prior year period, as discussed above, partially offset by an increase in SG&A expense of approximately $1.0 million.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operating activities as well as our cash and cash equivalents on hand.

In addition, during December 2020, we completed an underwritten public offering of 3,833,335 shares of our common stock at the public offering price of $9.00 per share, including 500,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares. Net proceeds realized from the offering were $32.1 million, after deducting underwriting discounts and commissions and other offering related expenses.

As of January 31, 2021, we had cash and cash equivalents of $70.9 million. We believe that our existing cash on hand and our anticipated cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months from the date of this Quarterly Report.

We currently expect to finance our operations with our existing cash on hand and our anticipated cash flows from operations. If cash flows from operations are not sufficient to support our operations or capital requirements, then we will need to obtain additional equity or debt financing to fund our future operations. We may raise these funds at the appropriate time, accessing the form of capital that we determine is most appropriate considering the markets available to us and their respective costs of capital, such as through the issuance of debt or through the public offering of securities. These financings may not be available on acceptable terms, or at all. Our ability to raise additional capital in the equity and debt markets is dependent on a number of factors including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties including, but not limited to, our financial results, economic and market conditions, and global financial crises and economic downturns, including those caused by widespread public health crises such as the COVID-19 pandemic, which may cause extreme volatility and disruptions in capital and credit markets. If we are unable to fund our continuing operations through these sources, we may not be able to complete planned projects or we may need to restructure, or cease, our operations. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us. Any of these actions could materially harm our business, financial condition, results of operations, and future prospects.

The following table presents our cash flows from operating, investing and financing activities for the nine months ended January 31, 2021 and 2020 (in thousands):

	Nine Months Ended January 31,
	2021	2020
Cash, cash equivalents and restricted cash (1)	$71,244	$31,037
Net cash provided by operating activities	13,322	2,780
Net cash used in investing activities	(5,717)	(3,025)
Net cash provided by (used in) financing activities	27,027	(2,219)

___________

(1)	As of January 31, 2021 and 2020, cash, cash equivalents and restricted cash included $0.4 million that was restricted from general use, related to cash that was pledged as collateral under a letter of credit under the terms of a facility lease agreement.

Net Cash Provided by Operating Activities

During the nine months ended January 31, 2021, net cash provided by operating activities increased by $10.5 million to $13.3 million from $2.8 million of net cash provided by operating activities during the nine months ended January 31, 2020.

Net cash provided by operating activities for the nine months ended January 31, 2021 was primarily attributable to net income of $9.2 million combined with non-cash adjustments to net income of $5.3 million related to depreciation and amortization and stock-based compensation, offset by cash flows from the net change in operating assets and liabilities of $1.2 million.

Net cash provided by operating activities for the nine months ended January 31, 2020 was primarily attributable to a net loss of $5.7 million, offset by non-cash adjustments to net loss of $4.5 million related to depreciation and amortization, stock-based compensation and loss on lease termination, and cash flows from the net change in operating assets and liabilities of $4.0 million.

Net Cash Used in Investing Activities

During the nine months ended January 31, 2021, net cash used in investing activities increased by $2.7 million to $5.7 million from $3.0 million of net cash used in investing activities during the nine months ended January 31, 2020.

Net cash used in investing activities for the nine months ended January 31, 2021 and 2020 consisted of $5.7 million and $3.0 million, respectively, used to acquire property and equipment primarily related to our manufacturing and development operations.

Net Cash Provided by (Used in) Financing Activities

During the nine months ended January 31, 2021, net cash provided by financing activities increased by $29.2 million to $27.0 million from $2.2 million of net cash used in financing activities during the nine months ended January 31, 2020.

Net cash provided by financing activities for the nine months ended January 31, 2021 consisted primarily of $32.1 million in net proceeds in connection with an underwritten public offering of our common stock at the public offering price of $9.00 per share (as further described in Note 5 of the Notes to the Condensed Consolidated Financial Statements), $2.2 million of proceeds from the exercise of stock options and $0.4 million of proceeds from the issuance of common stock under our ESPP, partially offset by $4.4 million of cash used to repay in full a promissory note issued pursuant to the Paycheck Protection Program (as further described in Note 3 of the Notes to the Condensed Consolidated Financial Statements) and $3.2 million of cash used to pay preferred dividends to holders of our Series E Preferred Stock.

Net cash used in financing activities for the nine months ended January 31, 2020 consisted primarily of cash used to pay preferred dividends to holders of our Series E Preferred Stock of $3.2 million, partially offset by $0.9 million of proceeds from the exercise of stock options and $0.2 million of proceeds from the issuance of common stock under our ESPP.

Contractual Obligations

During the nine months ended January 31, 2021, there were no material changes in our contractual obligations and commitments, as described in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2020.

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We review our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. During the nine months ended January 31, 2021, there were no significant changes in our critical accounting policies as previously disclosed by us in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2020.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements applicable to us, please refer to Note 2, Summary of Significant Accounting Policies, in the accompanying notes to our unaudited condensed consolidated financial statements.

Backlog

Our backlog represents, as of a point in time, future revenue from work not yet completed under signed contracts. As of January 31, 2021, our backlog was $120 million, as compared to $65 million as of April 30, 2020. While we anticipate that most of our backlog will be recognized as revenue by the end of our next fiscal year, our backlog is subject to a number of risks and uncertainties, including the risk that a customer timely cancels its commitments prior to our initiation of manufacturing services, in which case we may be required to refund some or all of the amounts paid to us in advance under those canceled commitments; the risk that a customer may experience delays in its program(s) or otherwise, which could result in the postponement of anticipated manufacturing services; the risk that we may not successfully execute on all customer projects; or a potential negative impact from the COVID-19 global pandemic, any of which could have a negative impact on our liquidity, reported backlog and future revenue.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended January 31, 2021, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the fiscal year ended April 30, 2020.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2021, the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of January 31, 2021.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting, during the quarter ended January 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2020, the World Health Organization declared the novel coronavirus disease (“COVID-19”) outbreak a global pandemic. COVID-19 has spread across the globe and is affecting worldwide economic activity. Any public health epidemic, including the COVID-19 pandemic, may affect our operations and those of third parties on which we rely, including our customers and suppliers. Our business, financial condition, and results of operations may be affected by: disruptions in our customers’ abilities to fund, develop, or bring to market products as anticipated; delays in or disruptions to the conduct of clinical trials by our customers; cancellations of contracts or confirmed orders from our customers; customers’ inability to maintain agreed upon payment terms; and the inability, difficulty, or additional cost or delays in obtaining key raw materials, components, and other supplies from our existing supply chain as distribution of such items is being prioritized by the federal government (such as under the United States Defense Production Act) to those companies producing therapeutics or vaccines for COVID-19; among other factors caused by the COVID-19 pandemic. Our operations could be disrupted if some of our employees become ill or are otherwise absent from work as a result of the COVID-19 pandemic. Additionally, governmental restrictions, including travel restrictions, quarantines, shelter-in-place orders, curfews, business closures, new safety requirements or regulations, or restrictions on the import or export of certain materials, or other operational issues related to the COVID-19 pandemic may have an adverse effect on our business and results of operations. We continue to monitor our operations and governmental recommendations and have made modifications for an indefinite period to our normal operations because of the COVID-19 pandemic, including requiring most non-production related employees to work remotely which may increase cyber security risks or create data accessibility concerns.

Risks Related to Our Business

We have a history of losses and may have future losses.

We have incurred net losses in most fiscal years since we began operations in 1981, including net losses of $10.5 million and $4.2 million for the fiscal years ended April 30, 2020 and 2019, respectively. As of January 31, 2021, we had an accumulated deficit of $562 million. We have only recently begun generating positive cash flows from operations. However, if we fail to continue generating sufficient revenue, we may not continue to generate positive cash flows from operations.

Our ability to fund our operations is dependent on the amount of cash on hand and our ability to generate positive cash flow to sustain our current operations. At January 31, 2021, we had $70.9 million in cash and cash equivalents. Although it is difficult to forecast all of our future liquidity requirements, we believe that our cash and cash equivalents on hand, combined with our projected cash flows from operations will be sufficient to fund our operations beyond one year after the date our unaudited condensed consolidated financial statements are issued.

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

As we expect our commercial operations and sales volume to grow, we will need to continue to increase our capacity for manufacturing, customer service, billing and general process improvements and expand our internal quality assurance program, among other things. We are currently in the early stages of an expansion to our manufacturing facilities which will more than double our revenue generating capacity, and which could put a strain on our organizational, administrative, and operational infrastructure, including manufacturing operations and quality control. There is no guarantee that we will be able to manage the expansion of our facilities and operations, or that our systems, procedures or controls will be adequate to support our expanded facilities and operations.

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

As of January 31, 2021, an aggregate of 6,497,353 shares of common stock were reserved for issuance under outstanding stock options and restricted stock units, or available for future issuance under our equity incentive plans. Additionally, as of January 31, 2021, there were 1,076,326 shares of common stock reserved for and available for issuance under our ESPP and up to 6,826,435 shares of common stock issuable upon conversion of our outstanding Series E Preferred Stock. The issuance of additional shares of common stock upon the exercise, release or conversion, as applicable, of any of the foregoing securities, or the perception that such issuances may occur, would have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.

Our highly volatile stock price may adversely affect the liquidity of our common stock.

The market price of our common stock has generally been highly volatile and is likely to continue to be highly volatile. For instance, the market price of our common stock has ranged from $2.24 to $8.44 per share over the last three fiscal years ended April 30, 2020.

The market price of our common stock may be significantly impacted by many factors including the following:

•	our loss of a significant customer;
•	significant changes in our financial results or that of our competitors, including our ability to continue as a going concern;
•	our ability to meet our revenue guidance;
•	the offering and sale of shares of our common stock, either sold at market prices or at a discount under an equity transaction;
•	significant changes in our capital structure;
•	published reports by securities analysts;
•	actual or purported short squeeze trading activity;
•	announcements of partnering transactions, joint ventures, strategic alliances, and any other transaction that involves the development, sale or use of our technologies or competitive technologies;
•	regulatory developments, including possible delays in the regulatory approval of our customers’ products which we manufacture;
•	outcomes of significant litigation, disputes and other legal or regulatory proceedings;
•	general stock trends in the biotechnology and pharmaceutical industry sectors;
•	public concerns as to the safety and effectiveness of the products we manufacture;
•	economic trends and other external factors including, but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and
•	healthcare reimbursement reform and cost-containment measures implemented by government agencies.

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

Item 5.	OTHER INFORMATION

Director Resignation

On March 2, 2021, Mr. Patrick Walsh notified our Chairman of the Board of Directors (the “Board”) of his decision to resign, effective immediately, from his position as a member of the Board. Mr. Walsh’s resignation was to pursue other opportunities and did not result from any disagreements with our management or the Board on any matter relating to our operations, policies or practice.

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

____________________

*         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVID BIOSERVICES, INC.

Date: March 8, 2021	By: /s/ Nicholas S. Green
Nicholas S. Green
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 8, 2021	By: /s/ Daniel R. Hart
Daniel R. Hart
Chief Financial Officer
(signed both as an officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Principal Accounting Officer)

