Form 10-K
period 2021-04-30
Avid Bioservices, Inc.
filed 2021-06-29
CIK 704562

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒   No ☐

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

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of October 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $409.3 million, calculated based on the closing price of the registrant’s common stock as reported by The NASDAQ Capital Market.

As of June 18, 2021, the number of shares of registrant’s common stock outstanding was 61,097,671.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year to which this report relates.

AVID BIOSERVICES, INC.

Form 10-K

For the Fiscal Year Ended April 30, 2021

Cautionary Note on Forward-Looking Statements

In this Annual Report on Form 10-K (this “Annual Report”), unless the context otherwise indicates, the terms “we,” “us,” “our,” “Company” and “Avid” refer to Avid Bioservices, Inc. and its consolidated subsidiaries. In addition to historical information, this Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. The inclusion of forward-looking statements should not be regarded as a representation by us or any other person that the objectives or plans will be achieved because our actual results may differ materially from any forward-looking statement. The words “may,” “should,” “plans,” “believe,” “anticipate,” “estimate,” “expect,” their opposites and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. We caution readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements including, but not limited to, those risk factors outlined in the section titled, “Risk Factors,” as well as those discussed elsewhere in this Annual Report. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Annual Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports that we file from time to time with the Securities and Exchange Commission (“SEC”) after the date of this Annual Report.

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

Business Strategy

We have a growth strategy that seeks to align with the growth of the biopharmaceutical drug substance contract services market. That strategy encompasses the following objectives:

•	Invest in additional manufacturing capacity and resources required for us to achieve our long-term growth strategy and meet the growth-demand of our customers’ programs, moving from development through to commercial manufacturing;
•	Broaden our market awareness through a diversified yet flexible marketing strategy;
•	Continue to expand our customer base and programs with existing customers for both process development and manufacturing service offerings;
•	Explore strategic opportunities both within our core business as well as in adjacent and/or synergistic service offerings in order to enhance and/or broaden our capabilities; and
•	Increase operating profit margin to best in class industry standards.

Our Competitive Strengths

We believe that we are well positioned to address the market for outsourced development and manufacturing of biopharmaceuticals derived from mammalian cell culture, due to the following factors:

•	Expertise in Mammalian Cell Culture Manufacturing: We believe that continued consolidation in the CDMO industry has resulted in a limited number of qualified, agile and independent CDMOs with mammalian cell culture-based biologics development and manufacturing capabilities. The mammalian cell culture production method is highly suitable for manufacturing complex molecules (examples include monoclonal antibodies, next-generation antibodies and recombinant proteins), and we believe the benefits of the mammalian cell culture production method have played a significant role in accelerating the proliferation of biologics therapies. We believe we are well positioned in the industry, given our expertise in mammalian cell culture for biologics manufacturing.

•	Broad Spectrum of Services to Support Customers from Early Stage Development to Commercial: We provide fully integrated and customized biomanufacturing services that support our customers from the early preclinical stage to commercial launch and supply. We believe pharmaceutical companies generally prefer to engage with CDMOs that are able to work with a product throughout its lifecycle and have long-standing track records of regulatory compliance and quality control. Our Process Development, CGMP Drug Substance Biomanufacturing, Project Management, Quality Systems and Quality Control are all supported by modern facilities designed to meet customer needs from early stage development to commercial supply. We differentiate our capabilities through several key criteria: (i) we employ a customer-centric approach and collaborate with our customers to tailor customized development and manufacturing services; (ii) our agile manufacturing and development capabilities allow for rapid responses to shifting production requirements, leading to strong customer satisfaction and retention; and (iii) our single-use bioreactors contribute to enhanced manufacturing efficiency for our customers and reduces our capital spending needs.

•	Strong Regulatory Track Record: Historically, developing the expertise to comply with stringent regulatory audits and validation requirements has been a challenge for both pharmaceutical companies and CDMOs, and has been seen as a significant barrier to entry for many CDMOs, as facilities can take years to construct and properly validate. We believe pharmaceutical companies place a premium on working with CDMOs that can ensure a high degree of regulatory compliance, which decreases execution risk. We have a strong regulatory track record, consisting of an 18-year inspection history with no significant impact on our business. In addition, since 2005 we completed six successful pre-approval inspections. We also completed six U.S. Food and Drug Administration (“FDA”) inspections between 2013 and the most recently completed inspection in early calendar year 2021, none of which resulted in any Form 483 observations by the FDA. Further, we routinely successfully comply with audits by large pharmaceutical companies.

•	Modern and Optimized Infrastructure: With the development of our Myford North Facility, the recently initiated two-phase expansion of our Myford Facility discussed below, and the commissioning of our new process development laboratory space in late calendar year 2019, we continue to position our business to capitalize on increasing demand in the biologics manufacturing industry for modular cleanroom space, onsite process development laboratory and single-use bioreactors. These developments have driven demand among pharmaceutical companies for facilities that can develop and produce pilot scale batches (up to 200 liters) in process development using a process train that matches the single-use bioreactors in CGMP production. With single-use bioreactors ranging from 200 to 2,000 liters, our CGMP Myford Facility is designed to provide our customers with the desired efficiency and flexibility.

•	Significant Manufacturing Experience with a Proven Track Record: We have 28 years of experience producing monoclonal antibodies and recombinant proteins, over 16 years of CGMP commercial manufacturing experience and over 13 years of experience with single-use bioreactor technology. We believe this experience, combined with our management team’s and board of directors’ deep experience in the CDMO industry, positions us to take advantage of positive long-term industry trends.

Our Growth Strategy

We believe we have a significant opportunity to drive organic growth by leveraging our strengths, broadening our capabilities, increasing our capacity and improving our market visibility.

•	Diversify Customer Base: We have taken and continue to take steps to diversify and expand our customer base and have developed marketing and sales strategies designed to drive new customer acquisitions, while also continuing to leverage our existing relationships to support new programs with our existing customers.

•	Expand Process Development Capabilities: We expanded our process development capabilities in order to make our operations more attractive to emerging, mid-sized and large pharmaceutical companies. This expansion included increasing our total available process development and laboratory space, upgrading the infrastructure and equipment within our existing process development laboratories, and implementing new state-of-the-art technologies and equipment (including benchtop bioreactors and pilot scale manufacturing up to 200 liters) designed to facilitate efficient, high-throughput development of innovative upstream and downstream manufacturing processes that transfer directly into our CGMP manufacturing facility. We will continue to explore the addition of capabilities and services that bring value to our clients, enhancing their processing design, speeding their time to market and supporting these activities with state-of-the-art analytics.

•	Expand Manufacturing Footprint and Enhance Efficiencies: During fiscal 2021, we initiated a two-phase expansion of our Myford Facility. The first phase, which was initiated during the second quarter of fiscal 2021 and is anticipated to be online during fiscal 2022, expands the production capacity of our existing Myford North facility by adding a second downstream processing suite. The second phase, which was initiated during the fourth quarter of fiscal 2021 and anticipated to be online during calendar 2022, is designed to further expand our capacity through the build out of a second manufacturing train, including both upstream and downstream processing suites within our Myford South facility. Upon completion, we estimate that the first and second phases of this expansion will result in a total revenue generating capacity of up to $270 million annually depending on the mix of projects.

•	Increase Operating Margins: We believe we have the opportunity to drive operating margin expansion by utilizing our available capacity, and implementing continuous process efficiencies. We believe increased facility capacity utilization resulting from the growth strategies described herein will improve operating margins.

•	Reinvest in Equipment and Facilities: We believe that re-investing in our laboratory and manufacturing equipment and facilities is strategically important to meet future customer demand.

•	Explore Strategic Opportunities: We are currently in the process of evaluating potential synergistic strategic opportunities, that we believe would add:

o	Capabilities/services to our existing mammalian cell culture development and manufacturing offering that enhance our ability to provide our customers with more tailored and better solutions; and/or
o	Adjacent capabilities/services to service other segments of the biologic’s development and manufacturing segment of the market, that we feel would value our experience, in particular our technical, commercial and regulatory experience all combined with a high touch, flexible and customer-centric level of service.

Our Facilities

Our Myford Facility currently consists of 42,000 square feet of space designed to utilize single-use equipment up to the 2,000-liter manufacturing scale to accommodate a fully disposable biomanufacturing process for products from clinical development to commercial supply. Our Myford Facility includes single-use bioreactors (200-liter to 2,000-liter), quality control labs for environmental and analytical testing, warehousing and material storage (including two walk-in cold rooms) and cell bank cryofreezers. We also lease an additional 42,000 square feet of space within the building housing our Myford Facility in which our second phase of expansion, discussed below, is currently being constructed.

During fiscal 2021, we announced plans for a two-phased expansion of our Myford Facility. The first phase, which was initiated during the second quarter of fiscal 2021 and is anticipated to be online during fiscal 2022, expands the production capacity of our existing Myford North facility by adding a second downstream processing suite. The second phase, which was initiated during the fourth quarter of fiscal 2021and anticipated to be online during calendar 2022, is designed to further expand our capacity through the build out of a second manufacturing train, including both upstream and downstream processing suites within our Myford South facility. We estimate that the total cost to complete these two phases of expansion will be approximately $60 to $70 million. Upon completion, we estimate that the first and second phases of this expansion will result in a total revenue generating capacity of up to $270 million annually depending on the mix of products.

Our 12,000 square-foot Franklin Facility, which is located adjacent to our Myford Facility and our headquarters in Tustin, California, includes stainless steel bioreactors (100-liter to 1,000-liter) and single-use bioreactors (200-liter to 1,000-liter), water-for-injection, an autoclave and depyrogenation oven, material storage (including a walk-in cold room) and cell bank cryofreezers

Manufacturing and Raw Materials

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

Regulatory Matters

We have a strong and proven regulatory track record, including 18 years of inspection history with no significant impact to our business. To date, we have been successfully audited and qualified by large and small and domestic and foreign biotechnology companies interested in the production of biologic material for clinical and commercial use. Additionally, we have been successfully audited by several regulatory agencies, including the FDA, the European Medicines Agency (“EMA”), the Brazilian Health Surveillance Agency (“ANVISA”), the Canadian Health Authority (“Health Canada”), the California Department of Health and the Australian Department of Health.

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

Segment Information

Our business is organized into one reportable operating segment, our contract manufacturing services segment. In addition, we had no foreign-based operations and no long-lived assets located in foreign countries as of and for the fiscal years ended April 30, 2021, 2020 and 2019.

Customers

Revenues have historically been derived from a small customer base. For the fiscal years ended April 30, 2021, 2020 and 2019, we derived approximately 76%, 63% and 64% of our revenues from our top three customers, respectively. We continue to be dependent on a limited number of customers for a substantial majority of our revenue. In addition, the duration of our fulfillment of customer contracts varies from a few months to more than 24 months, due to the nature and size of each customer’s requirements. The loss of, or a significant reduction of business from, any of our primary customers could have a material adverse effect on our business, financial condition and results of operations. Refer to Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements for additional financial information regarding our customer concentration, including the name of significant customers, and geographic location of customers.

Seasonality

Our business is not subject to seasonality. However, the timing of customer orders and the duration of our fulfillment of such customer orders can result in variability in our quarterly revenues.

Backlog

Our backlog represents, as of a point in time, future revenue from work not yet completed under signed contracts. As of April 30, 2021, our backlog was approximately $118 million, as compared to approximately $65 million as of April 30, 2020. While we anticipate the majority of our backlog will be recognized during fiscal year 2022, our backlog is subject to a number of risks and uncertainties, including but not limited to; the risk that a customer timely cancels its commitments prior to our initiation of manufacturing services, in which case we may be required to refund some or all of the amounts paid to us in advance under those canceled commitments; and the risk that a customer may experience delays in its program(s) or otherwise, which could result in the postponement of anticipated manufacturing services; the risk that we may not successfully execute on all customer projects; and the risk of a potential negative impact from the COVID-19 global pandemic, any of which could have a negative impact on our liquidity, reported backlog and future revenue and profitability.

Competition

Our competition in the CDMO market includes a number of full-service contract manufacturers and large pharmaceutical companies offering third-party manufacturing services to fill their excess capacity. Also, large pharmaceutical companies have been seeking to divest portions of their manufacturing capacity, and any such divested businesses may compete with us in the future. Some of our significantly larger and global competitors have substantially greater financial, marketing, technical and other resources than we do. Moreover, additional competition may emerge and may, among other things, create downward pricing pressure, which would affect our financial condition and results of operations.

Discontinued Operations

During the fourth quarter of fiscal 2018, we transitioned our business to a dedicated CDMO and ceased our research and development activities. As part of our transition, we: (i) amended our Certificate of Incorporation to change our corporate name to Avid Bioservices, Inc., effective January 5, 2018, and adopted the “CDMO” as our ticker symbol on The NASDAQ Capital Market; (ii) sold our phosphatidylserine (“PS”)-targeting and r84 technologies in fiscal 2018 and 2019, respectively, under two separate Asset Assignment and Purchase Agreements (as described in Note 11 of the Notes to Consolidated Financial Statements) and abandoned our remaining research and development assets; and (iii) closed an underwritten public offering of our common stock in February 2018 for aggregate net proceeds of $21.5 million. Accordingly, the operating results of our former research and development segment have been excluded from continuing operations and reported separately as income from discontinued operations, net of tax, in the accompanying consolidated financial statements for fiscal 2019 of this Annual Report. There were no operating results from discontinued operations for fiscal years 2021 or 2020.

Human Capital

As of April 30, 2021, we had 252 full-time employees and 5 part-time employees. All of our employees are based out of our headquarters in Tustin, California, with the exception of our commercial sales and marketing team and one supply chain employee. None of our employees are represented by labor unions or are covered by a collective bargaining agreement with respect to their employment. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

We consider talent acquisition, development, engagement and retention a key driver to our business success and are committed to developing a comprehensive, cohesive and positive company culture focused on quality and a commitment to the safety and health of our employees, customers and the general public. We accomplish these initiatives through the following:

Talent Acquisition and Retention

We recognize that our employees largely contribute to our success. To this end, we support business growth by seeking to attract and retain top talent. While the Southern California employment market is extremely competitive, particularly for employees with STEM skills (science, technology, engineering and mathematics) due to the large number of pharmaceutical, biotechnology and medical device companies in the region, our talent acquisition team uses internal and external resources and tools to recruit highly skilled candidates. These include an ongoing and robust employee referral program, a strong and visible reputation in the community and collaborative relationships with local universities and colleges for identifying talented graduates and new graduates, as well as partnering with a regional biotechnology certification program.

Such resources and tools have been essential in our ability to attract and retain key personnel throughout all levels of our organization that we believe will play an important role in our success and future growth. Our ability to attract and retain superior talent is measured by our below industry turnover rate and increasing employee service tenure.

Total Rewards

We have implemented a total rewards program which we believe allows us to compete for top talent in the Southern California market. Our total rewards philosophy has been to create investment in our workforce by offering competitive compensation and benefits package. We provide all full-time employees with compensation packages that include base salary, annual discretionary incentive bonuses, and long-term equity awards. We also offer comprehensive employee benefits, including life, disability, and health insurance (including medical, dental and vision), dependent care and flexible spending accounts, paid time off, leaves (including medical, maternity and paternity leaves), Employee Stock Purchase Program, a 401(k) plan and educational assistance. It is our expressed intent to be an employer of choice in our industry by providing market-competitive compensation and benefits package.

Health, Safety, and Wellness

The health, safety, and wellness of our employees is a priority in which we have always invested and will continue to do so. We provide our employees and their families with access to a variety of innovative, flexible, and convenient health and wellness programs. Program benefits are intended to provide protection and security, so employees can have peace of mind concerning events that may require time away from work or that may impact their financial well-being. These programs are highlighted in our quarterly human resources newsletters. In addition, we host an annual wellness day sponsored by our health insurance provider, which includes biometric testing and educational games.

These investments and the prioritization of employee health, safety, and wellness took on particular significance in 2020 in light of the COVID-19 pandemic. To protect and support our employees, we promptly implemented health and safety measures that included maximizing personal workspaces, limiting in-person meetings, modifying shift schedules, providing personal protective equipment, and instituting mandatory temperature screening before commencing work. We have also supported access to testing by holding voluntary on-site testing clinics for employees. In response to local stay-at-home orders and in alignment with the recommendations of the Centers for Disease Control and Prevention, implemented remote-work options for employees who are not essential to our on-site manufacturing operations and restricted non-essential employee travel. We also implemented a diligent track and trace program to identify and temporarily quarantine, with continued pay, employees with actual or suspected exposure to individuals with confirmed or suspected cases of COVID-19. We are monitoring this rapidly evolving situation and will continue to seek programs to educate and assist employees whenever possible.

Diversity, Equity, and Inclusion

We believe a diverse workforce is critical to our success and we are fundamentally committed to creating and maintaining a work environment in which employees are treated fairly, with dignity, decency, respect and in accordance with all applicable laws. We strive to create a professional work environment that is free from all forms of harassment, discrimination and bullying in the workplace, including sexual harassment and any form of retaliation. We are an equal opportunity employer and we strive to administer all human resources actions and policies without regard to race, color, religion, sex, national origin, ethnicity, age, disability, sexual orientation, gender identification or expression, past or present military or veteran status, marital status, familial status, or any other status protected by applicable law. Our management team and employees are expected to exhibit and promote honest, ethical, and respectful conduct in the workplace. All employees must adhere to a code of business conduct and ethics and our employee handbook, which combined, define standards for appropriate behavior and are annually trained to help prevent, identify, report, and stop any type of discrimination and harassment. Our recruitment, hiring, development, training, compensation, and advancement is based on qualifications, performance, skills, and experience without regard to gender, race, or ethnicity.

Training and Development

We believe in encouraging employees in becoming lifelong learners by providing ongoing learning and leadership training opportunities. As part of onboarding of new employees, we provide comprehensive training regarding CGMP, environmental, health and safety practices, as well as job function specific training. Many of these training programs are repeated annually and are supplemented by other periodic training programs to maintain and improve employee awareness of safety and other issues. Several times per year we provide supervisory training to newly promoted, or soon to be promoted employees, as well as sponsor more senior employees’ participation in external leadership programs. Additionally, we recently applied for training funds through a State of California program supporting the biotechnology industry through the development of future biotech workers. If we are approved, this program will provide us with additional funds to help supplement our training programs through June 2022.

While we strive to provide real-time recognition of employee performance, including through a web-based portal where employees can be nominated for various levels of spot awards and accumulate points towards the purchase of gifts. We have a formal annual review process not only to determine pay and equity adjustments tied to individual contributions, but to identify areas where training and development may be needed.

Company Culture

We are committed to instilling a company culture that is focused integrity, transparency, quality and respect. We expect our employees to observe the highest levels of business ethics, integrity, mutual respect, tolerance and inclusivity. Our employee handbook and Code of Business Conduct and Ethics set forth policies reflecting these values and provide direction for registering complaints in the event of any violation of our policies. We maintain an “open door” policy at all levels of our organization and any form of retaliation against an employee is strictly prohibited.

Employee Engagement

We believe that in order to be successful, we must build and maintain a relationship with our employees that focuses on transparency and listening to their needs, criticisms and ideas. We proactively communicate through employee communication newsletters and hold all-employee meetings on a quarterly basis. Employee input regarding our organizational climate is solicited at least annually through surveys solicited from all employees. Most recently we used an independent Best Places to Work (BPW) survey and, after assessing the results, followed it up with our own survey to drill down and obtain more data on those areas which the BPW survey indicated we could improve in order to better understand the concerns of our employees. The data from the follow-up survey was then used to develop and implement action items to address the identified key areas for improvement.

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

You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual report on Form 10-K, including our consolidated financial statements and the related notes thereto, before making a decision to invest in our securities. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently believe are not material, also may become important factors that affect us and impair our business operations. The occurrence of any of the events or developments discussed in the risk factors below could have a material and adverse impact on our business, financial condition, results of operations and cash flows and, in such case, our future prospects would likely be materially and adversely affected.

Risks Related to the COVID-19 Pandemic

Our business, financial condition, and results of operations may be adversely affected by global health events, such as the COVID-19 pandemic.

In March 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) outbreak a global pandemic. COVID-19 has spread across the globe and is affecting worldwide economic activity. Any public health epidemic, including the COVID-19 pandemic, may affect our operations and those of third parties on which we rely, including our customers and suppliers. Our business, financial condition, and results of operations may be affected by: disruptions in our customers’ abilities to fund, develop, or bring to market products as anticipated; delays in or disruptions to the conduct of clinical trials by our customers; cancellations of contracts or confirmed orders from our customers; customers’ inability to maintain agreed upon payment terms; and the inability, difficulty, or additional cost or delays in obtaining key raw materials, components, and other supplies from our existing supply chain as distribution of such items is being prioritized by the federal government (such as under the United States Defense Production Act) to those companies producing therapeutics or vaccines for COVID-19; among other factors caused by the COVID-19 pandemic. Our operations could be disrupted if some of our employees become ill or are otherwise absent from work as a result of the COVID-19 pandemic. Additionally, governmental restrictions, including travel restrictions, quarantines, shelter-in-place orders, curfews, business closures, new safety requirements or regulations, or restrictions on the import or export of certain materials, or other operational issues related to the COVID-19 pandemic may have an adverse effect on our business and results of operations. We continue to monitor our operations and governmental recommendations and have made modifications for an indefinite period to our normal operations because of the COVID-19 pandemic, including requiring most non-production related employees to work remotely which may increase cyber security risks or create data accessibility concerns.

To date, the COVID-19 pandemic has not had a material impact on our business, financial condition, or results of operations. However, the extent to which COVID-19 may affect our future results will depend on future developments that are highly uncertain, including the duration of the pandemic, new information that may emerge concerning the severity of the virus, and the actions governments, the pharmaceutical industry, competitors, suppliers, customers, patients, and others may take to contain or address its direct and indirect effects. The COVID-19 pandemic and associated mitigation measures may also have an adverse impact on healthcare systems, global economic conditions, or economic conditions in one or more regions where we or our customers operate, which could have an adverse effect on our business and financial condition.

In addition, the impact of the COVID-19 pandemic could exacerbate other risks we face, including those described elsewhere in this Annual Report.

Risks Related to Our Business

A significant portion of our revenue comes from a limited number of customers.

Our revenue has historically been derived from a small number of customers. For example, for the fiscal years ended April 30, 2021, 2020 and 2019, we derived approximately 76%, 63% and 64% of our revenues from our top three customers, respectively. We continue to be dependent on a limited number of customers for a substantial majority of our revenue. The loss of, or a significant reduction of business from, any of our major customers could have a material adverse effect on our business, financial condition, and results of operations.

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

We are presently making a significant capital investment in our Myford facility in order to meet potential future needs and, as a result, the we depend on the success of attracting new and retaining existing customers’ business.

We recently initiated two phases of expansion in our Myford Facility which represent a substantial investment in our manufacturing capabilities. As a result, our fixed cost will be significantly increasing. If, upon completion of the expansion, we are not able to utilize the additional capacity, our margins could be adversely affected. Further, there can be no assurance that our future revenue will be sufficient to ensure the economical operation of this expanded capacity, in which case, our results of operations could be adversely affected.

Our rapid growth during fiscal year 2021 may not be indicative of our future growth, and if we continue to grow rapidly, we may fail to manage our growth effectively.

Revenues for the fiscal year ended April 30, 2021 were $95.9 million, representing a 61% increase over revenues for the fiscal year ended April 30, 2020 of $59.7 million. We believe our ability to continue to experience revenue growth will depend on a number of factors, including our ability to:

•	increase our manufacturing capacity by timely completing both phases of the recently initiated expansion of our Myford Facility;
•	continue to expand our customer base, and identify and focus on additional development and manufacturing opportunities with existing customers;
•	effectively compete with our competitors in the contract development and manufacturing sector;
•	continue to broaden our market awareness through a diversified, yet flexible, marketing strategy; and
•	selectively pursue complementary or adjacent service offerings, either organically or through acquisition.

Moreover, we continue to expand our headcount and operations. We grew from 227 employees as of April 30, 2020 to 257 employees as of April 30, 2021. We anticipate that we will continue to expand our operations and headcount in the near term and beyond. This potential future growth could place a significant strain on our management, administrative, operational and financial resources, company culture and infrastructure. Our success will depend in part on our ability to manage this growth effectively while retaining personnel. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in adding new clients, maintaining our strong quality systems, declines in quality or client satisfaction, increases in costs, system failures, difficulties in introducing new features or solutions, the need for more capital than we anticipate or other operational difficulties, and any of these difficulties could harm our business performance and results of operations.

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

We manufacture products intended for use in humans. These activities could expose us to risk of liability for personal injury or death to persons using such products. We seek to reduce our potential liability through measures such as contractual indemnification provisions with customers (the scope of which may vary by customer, and the performances of which are not secured) and insurance maintained by us and our customers. We could be materially adversely affected if we are required to pay damages or incur defense costs in connection with a claim that is outside the scope of the indemnification agreements, if the indemnity, although applicable, is not performed in accordance with its terms or if our liabilities exceed the amount of applicable insurance or indemnity. In addition, we could be held liable for errors and omissions in connection with the services we perform. Although we currently maintain product liability and errors and omissions insurance with respect to these risks, such coverage may not be adequate or continue to be available on terms acceptable to us.

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

Third parties may claim that our services or our customer’s products infringe on or misappropriate their intellectual property rights.

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

As of April 30, 2021, we had federal and state NOL carry forwards of approximately $407 million and $272 million, respectively. These NOL carry forwards could potentially be used to offset certain future federal and state income tax liabilities. The federal net operating loss carry forwards generated prior to January 1, 2018 expire in fiscal years 2021 through 2038. The federal net operating loss generated after January 1, 2018 of $19.6 million can be carried forward indefinitely. Utilization of net operating losses generated subsequent to 2020 are limited to 80% of future taxable income. However, utilization of NOL carry forwards may be subject to a substantial annual limitation pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions due to ownership changes that have occurred previously or that could occur in the future. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. A Section 382 analysis has been completed through the fiscal year ended April 30, 2021, which it was determined that no such change in ownership had occurred. However, ownership changes occurring subsequent to April 30, 2021 may impact the utilization of our NOL carry forwards and other tax attributes. Additionally, states may impose other limitations on the use of state NOL carry forwards. We are subject to California’s recent suspension of NOL carry forwards for the taxable years beginning in 2020 and lasting through 2022. Any limitation may result in expiration of a portion of the carry forwards before utilization. If we were not able to utilize our carry forwards, we would be required to use our cash resources to pay taxes that would otherwise have been offset, thereby reducing our liquidity.

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

These regulatory requirements impact many aspects of our operations, including manufacturing, developing, storage, distribution, import and export and record keeping related to customers’ products. Noncompliance with any applicable regulatory requirements can result in government refusal to approve: (i) facilities for testing or manufacturing products or (ii) products for commercialization. The FDA and other regulatory agencies can delay, limit or deny approval for many reasons, including:

•	changes to the regulatory approval process, including new data requirements for product candidates in those jurisdictions, including the United States, in which our customers may be seeking approval;
•	that a customer’s product candidate may not be deemed to be safe or effective;
•	the inability of the regulatory agency to provide timely responses as a result of its resource constraints; and
•	that the manufacturing processes or facilities may not meet the applicable requirements.

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

Risks Related to the Ownership of Our Common Stock

Our issuance of additional capital stock pursuant to our equity incentive plans, or in connection with financings, acquisitions, or otherwise will dilute the interests of other security holders and may depress the price of our common stock.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our growth strategy, we may seek to acquire companies and issue equity securities to pay for any such acquisition. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline. Furthermore, if we issue additional equity or convertible debt securities, the new equity securities could have rights senior to those of our common stock. For example, if we elect to settle our conversion obligation under our 1.250% Convertible Senior Notes due 2026, or our 2026 Notes, in shares of our common stock or a combination of cash and shares of our common stock, the issuance of such common stock may dilute the ownership interests of our stockholders and sales in the public market could adversely affect prevailing market prices.

Our highly volatile stock price may adversely affect the liquidity of our common stock.

The market price of our common stock has generally been highly volatile and is likely to continue to be highly volatile. For instance, the market price of our common stock has ranged from $3.02 to $22.14 per share over the last three fiscal years ended April 30, 2021.

The market price of our common stock may be significantly impacted by many factors including the following:

•	the loss of a significant customer;
•	significant changes in our financial results or that of our competitors, including our ability to continue as a going concern;
•	the ability to meet our revenue guidance;
•	the offering and sale of shares of our common stock, either sold at market prices or at a discount under an equity transaction;
•	significant changes in our capital structure;
•	published reports by securities analysts;
•	actual or purported short squeeze trading activity;
•	announcements of partnering transactions, joint ventures, strategic alliances, and any other transaction that involves the development, sale or use of our technologies or competitive technologies;
•	regulatory developments, including possible delays in the regulatory approval of our customers’ products which we manufacture;
•	outcomes of significant litigation, disputes and other legal or regulatory proceedings;
•	general stock trends in the biotechnology and pharmaceutical industry sectors;
•	public concerns as to the safety and effectiveness of the products we manufacture;
•	economic trends and other external factors including, but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and
•	healthcare reimbursement reform and cost-containment measures implemented by government agencies.

These and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of our common stock, and may otherwise negatively affect the liquidity of our common stock.

Anti-takeover provisions in our certificate of incorporation, amended and restated bylaws, the Indenture, as well as provisions of Delaware law could prevent or delay a change in control of our company, even if such change in control would be beneficial to our stockholders.

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

Further, in connection with our 2026 Notes issuances, we entered into an indenture dated as of March 12, 2021 as amended by a first supplemental indenture dated April 30, 2021 (as amended or supplemented, the “Indenture”) with U.S. Bank National Association, as trustee. Certain provisions in the Indenture could make it more difficult or more expensive for a third party to acquire us. For example, if a takeover would constitute a fundamental change, holders of the 2026 Notes will have the right to require us to repurchase their 2026 Notes in cash. In addition, if a takeover constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their 2026 Notes in connection with such takeover. In either case, and in other cases, our obligations under the 2026 Notes and the Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.

In addition, Section 203 of the Delaware General Corporation Law prohibits us, except under specified circumstances, from engaging in any mergers, significant sales of stock or assets or business combinations with any stockholder or group of stockholders who owns at least 15% of our common stock.

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

Risks Related to Our Outstanding 2026 Notes

We may not have sufficient cash flow from our business to make payments on our significant debt when due, and we may incur additional indebtedness in the future.

In March 2021, we issued the 2026 Notes in a private offering to qualified institutional buyers pursuant to Rule 144 under the Securities Act. We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2026 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

In addition, we may incur substantial additional debt in the future, subject to the restrictions contained in our future debt agreements, some of which may be secured debt. We are not restricted under the terms of the Indenture governing the 2026 Notes, from incurring additional debt, securing existing or future debt, recapitalizing our debt, repurchasing our stock, pledging our assets, making investments, paying dividends, guaranteeing debt or taking a number of other actions that are not limited by the terms of the Indenture governing the 2026 Notes that could have the effect of diminishing our ability to make payments on the 2026 Notes when due.

The conditional conversion feature of our 2026 Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2026 Notes is triggered, holders of the 2026 Notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their 2026 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2026 Notes when these conversion triggers are satisfied, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2026 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the 2026 Notes, could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board (“FASB”), issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification (“ASC”) Subtopic 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the debt and equity components of convertible debt instruments (such as the 2026 Notes) that may be settled entirely or partially in cash. After the initial carrying amount of the liability component is determined the remaining proceeds are allocated to the equity component. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The equity component associated with the 2026 Notes was recorded as additional paid-in capital within the stockholders’ equity section on our consolidated balance sheet, which resulted in a discount being recorded to the carrying value of the 2026 Notes. As a result, we will be required to recognize a greater amount of non-cash interest expense in our consolidated statements of operations in the current and future periods presented as a result of the amortization of the discounted carrying value of the 2026 Notes to their principal amount over their terms. We will report lower net income or larger net losses in our consolidated financial results because ASC 470-20 will require interest to include both the current period’s amortization of the original issue discount and the instrument’s coupon interest rate. This could adversely affect our reported or future consolidated financial results.

In August 2020, FASB published an Accounting Standards Update, which we refer to as ASU 2020-06, eliminating the separate accounting for the debt and equity components as described above and therefore reducing the non-cash interest expense we expect to recognize. ASU 2020-06 will also require the application of the “if-converted” method for presenting diluted earnings per share. Under that method, diluted earnings per share will generally be calculated assuming that all the 2026 Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which could adversely affect our diluted earnings per share. These amendments will be effective for public companies for fiscal years beginning after December 15, 2021, with early adoption permitted, but no earlier than fiscal years beginning after December 15, 2020. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements and related disclosures and the timing of adoption.

The capped call transactions may affect the value of our 2026 Notes and our common stock.

In connection with the pricing of the 2026 Notes, we entered into capped call transactions with the option counterparties. The capped call transactions cover, subject to customary anti-dilution adjustments, the aggregate number of shares of our common stock that initially underlie the 2026 Notes. The capped call transactions are expected generally to reduce the potential dilution to our common stock as a result of conversion of the 2026 Notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted 2026 Notes, as the case may be, with such reduction and/or offset subject to a cap. In connection with establishing their initial hedges of the capped call transactions, the option counterparties or their respective affiliates may have purchased shares of common stock and/or entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the 2026 Notes, including with certain investors in the 2026 Notes.

In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following the pricing of the 2026 Notes and prior to the maturity of the 2026 Notes. They are likely to do so on each exercise date for the capped call transactions, which are expected to occur during each 40 trading day period beginning on the 41st scheduled trading day prior to the maturity date of the 2026 Notes, or following any termination of any portion of the capped call transactions in connection with any repurchase, redemption or early conversion of the 2026 Notes. This activity could also cause or prevent an increase or decrease in the price of our common stock or the 2026 Notes. The potential effect, if any, of these transactions on the price of our common stock or the 2026 Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock.

We are subject to counterparty risk with respect to the capped call transactions.

The counterparties to the capped call transactions are financial institutions, and we will be subject to the risk that one or more of the option counterparties may default, fail to perform or exercise their termination rights under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. If a counterparty to the capped call transactions becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under such transaction. Our exposure will depend on many factors but, generally, our exposure will increase if the market price or the volatility of our common stock increases. In addition, upon a default, failure to perform or a termination of the capped call transactions by a counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate offices and manufacturing facilities are all located in close proximity in Tustin, California. We currently lease an aggregate of approximately 158,000 square feet of office, manufacturing, laboratory and warehouse space in four buildings under three separate lease agreements.

We lease approximately 26,000 square feet for our corporate headquarters under a non-cancellable operating lease agreement that began April 2016 and expires in August 2023. The lease contains two separate option periods that could extend the lease term to August 2035.

We lease approximately 48,000 square feet of office, manufacturing and laboratory space under a non-cancellable operating lease agreement that began December 1998 and expires in December 2027. The lease contains two separate option periods that could extend the lease term to December 2037.

We lease approximately 84,000 square feet of manufacturing and laboratory space under a non-cancellable operating lease agreement that began July 2014 and expires in January 2027. The lease contains two separate option periods that could extend the lease term to January 2037.

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

Holders of Common Stock

As of June 18, 2021, we had 449 stockholders of record of our common stock. This number does not include beneficial owners whose shares are held in street name.

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

Series E Preferred Stock

On April 12, 2021 (the “Redemption Date”), we redeemed our outstanding shares of 10.50% Series E Convertible Preferred Stock (the “Series E Preferred Stock”) at a per share price equal to the $25.00 liquidation amount plus accrued and unpaid dividends up to, but excluding, the Redemption Date, in the amount of $0.08021 per share of Series E Preferred Stock (as described in Note 5 of the Notes to Consolidated Financial Statements). In connection with the completed redemption, we incurred a charge of $3.4 million related to the excess of the redemption value paid upon redemption over the carrying value of our Series E Preferred Stock which is included in impact of preferred stock redemption in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended April 30, 2021. As a result of the completed redemption, our Series E Preferred Stock is no longer issued and outstanding.

Prior to the redemption of the Series E Preferred Stock, the holders thereof were entitled to receive, when and as declared by our board of directors out of funds legally available for the payment of distributions, cumulative preferential cash dividends, payable in cash, at a rate of 10.50% per annum on the stated value of $25.00 per share, or $2.625 per share per annum, and such dividends were payable quarterly in arrears on or about the first day of each January, April, July, and October. For the fiscal years ended April 30, 2021, 2020, and 2019, we paid aggregate cash dividends of approximately $4.5 million, $4.3 million and $4.3 million, respectively, to the holders of our Series E Preferred Stock.

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

The following chart shows the performance from April 30, 2016 through April 30, 2021 of Avid Bioservices, Inc. common stock, compared with an investment in the stocks represented in the NASDAQ U.S. Benchmark Pharmaceuticals TR Index and the NASDAQ U.S. Benchmark TR Index assuming the investment of $100 at the beginning of the period and the reinvestment of dividends, if any. The total return data for the comparative indexes were prepared by NASDAQ OMX Global Indexes.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
VALUE OF INVESTMENT OF $100 ON APRIL 30, 2016

The underlying data for the preceding graph is as follows:

	April 30, 2016	April 30, 2017	April 30, 2018	April 30, 2019	April 30, 2020	April 30, 2021
Avid Bioservices, Inc.	$ 100.00	$ 173.85	$ 148.06	$ 193.25	$ 246.10	$ 863.56
NASDAQ U.S. Benchmark Pharmaceuticals TR Index	$ 100.00	$ 108.10	$ 116.65	$ 133.16	$ 147.31	$ 170.14
NASDAQ U.S. Benchmark TR Index	$ 100.00	$ 118.78	$ 134.47	$ 151.53	$ 150.36	$ 227.20

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below as of April 30, 2021 and 2020, and for the fiscal years ended April 30, 2021, 2020 and 2019, are derived from our audited consolidated financial statements included elsewhere in this Annual Report. This information should be read in conjunction with those consolidated financial statements, the notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data set forth below as of April 30, 2019, 2018 and 2017, and for the fiscal years ended April 30, 2018 and 2017, are derived from our audited consolidated financial statements that are contained in Annual Reports previously filed with the SEC, not included herein.

	2021	2020(a)	2019(b)	2018	2017
Revenues	$95,868	$59,702	$53,603	$53,621	$57,630
Gross profit (loss)	$29,307	$3,932	$7,224	$(2,924)	$19,371
Total operating expenses	$17,064	$14,872	$12,846	$17,714	$18,079
Interest and other income (expense), net	$(1,031)	$474	$282	$75	$101
Income (loss) from continuing operations, net of tax	$11,212	$(10,466)	$(5,056)	$(20,563)	$1,393
Income (loss) from discontinued operations, net of tax(c)(d)	$–	$–	$841	$(1,250)	$(29,552)
Net income (loss)	$11,212	$(10,466)	$(4,215)	$(21,813)	$(28,159)
Series E preferred stock accumulated dividends	$(4,455)	$(4,686)	$(4,686)	$(4,686)	$(4,640)
Impact of Series E preferred stock redemption(e)	$(3,439)	$–	$–	$–	$–
Net income (loss) attributable to common stockholders(f)	$3,318	$(15,152)	$(8,901)	$(26,499)	$(32,799)
Basic and diluted net income (loss) per common share attributable to common stockholders:
Continuing operations	$0.06	$(0.27)	$(0.17)	$(0.53)	$(0.09)
Discontinued operations	$–	$–	$0.01	$(0.03)	$(0.79)
Net income (loss) per share attributable to common stockholders	$0.06	$(0.27)	$(0.16)	$(0.56)	$(0.88)

Cash and cash equivalents	$169,915	$36,262	$32,351	$42,265	$46,799
Working capital	$136,868	$15,283	$28,156	$29,964	$26,943
Total assets	$265,510	$107,620	$78,395	$95,760	$95,760
Convertible senior notes, net	$96,949	$–	$–	$–	$–
Operating lease liabilities, less current portion	$19,889	$21,244	$–	$–	$–
Other long-term liabilities	$–	$–	$93	$–	$–
Total liabilities	$187,774	$65,724	$25,327	$40,022	$64,530
Total stockholders’ equity	$77,736	$41,896	$53,068	$55,738	$53,582

____________

(a)	On May 1, 2019, we adopted ASC 842, Leases, which requires lessees to recognize right-of-use assets and lease liabilities for operating leases with a lease term greater than one year (as described in Note 2 of the Notes to Consolidated Financial Statements). We adopted ASC 842 using the modified retrospective method. Accordingly, results for reporting periods beginning after May 1, 2019 are presented in accordance with ASC 842, while prior period amounts are not adjusted and continue to be reported under the accounting standards that were in effect prior to May 1, 2019.
(b)	On May 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective method to all contracts not completed as of May 1, 2018 (as described in Note 2 of the Notes to Consolidated Financial Statements). Under the modified retrospective method, results for the reporting periods beginning on or after May 1, 2018 are presented in accordance with ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards that were in effect prior to May 1, 2018.
(c)	For fiscal years 2019, 2018 and 2017, the operating results of our former research and development segment are reported as income (loss) from discontinued operations, net of tax (as described in Note 1 of the Notes to Consolidated Financial Statements). There were no operating results from discontinued operations for fiscal years 2021 and 2020.
(d)	Income (loss) from discontinued operations, net of tax for fiscal years 2019 and 2018 include a gain on sale of research and development assets before tax of $1.0 million and $8.0 million, respectively.
(e)	On April 12, 2021, we redeemed our outstanding shares of the Series E Preferred Stock at a per share price equal to the $25.00 liquidation amount plus accrued and unpaid dividends up to, but excluding, the redemption date (as described in Note 5 of the Notes to Consolidated Financial Statements).

(f)	Net income attributable to common stockholders represents our net income less the Series E Preferred Stock accumulated dividends and impact of the Series E Preferred Stock redemption. Net loss attributable to common stockholders represents our net loss plus the Series E Preferred Stock accumulated dividends and impact of the Series E Preferred Stock redemption.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

For discussion related to changes in financial condition and our results of operations for fiscal year 2020 compared to fiscal year 2019, refer to “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020, which was filed with the SEC on June 30, 2020.

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

Strategic Objectives

We have a growth strategy that seeks to align with the growth of the biopharmaceutical drug substance contract services market. That strategy encompasses the following objectives:

•	Invest in additional manufacturing capacity and resources required for us to achieve our long-term growth strategy and meet the growth-demand of our customers’ programs, moving from development through to commercial manufacturing;
•	Broaden our market awareness through a diversified yet flexible marketing strategy;
•	Continue to expand our customer base and programs with existing customers for both process development and manufacturing service offerings;
•	Explore strategic opportunities both within our core business as well as in adjacent and/or synergistic service offerings in order to enhance and/or broaden our capabilities; and
•	Increase our operating profit margin to best in class industry standards.

Fiscal Year 2021 Highlights

The following summarizes select highlights from our fiscal year ended April 30, 2021:

•	Reported revenues of $95.9 million, an increase of 61%, or $36.2 million, compared to fiscal 2020, representing an all-time high;
•	Reported net income attributable to common stockholders of $3.3 million, or $0.06 per basic and diluted share;
•	Expanded our customer base and programs with existing customers and ended the year with a backlog of $118 million compared to $65 million at the end of fiscal 2020;
•	We took several actions to optimize our capital structure in order to support significant capital investment, allowing us to take advantage of significant positive momentum in the growth of our backlog and strong market growth expectations in our industry, as well as consider expansions of our service offerings:
	o	Completed an underwritten public offering of 3,833,335 shares of our common stock at the public offering price of $9.00 per share, including 500,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares. Net proceeds from the offering were $32.1 million, after deducting underwriting discounts and commissions and other offering related expenses. We intend to use these proceeds for the expansion of our manufacturing capabilities;
	o	Issued $143.8 million in aggregate principal amount of 1.250% convertible senior notes due 2026 (the “Convertible Notes”) in a private offering to qualified institutional buyers, including the $18.8 million issued pursuant to the initial purchasers’ full exercise of their option to purchase additional principal amount of Convertible Notes. Net proceeds from the issuance of Convertible Notes were $138.5 million, after deducting initial purchaser discounts and other debt issuance related expenses;
	o	Redeemed our outstanding shares of our Series E Preferred Stock utilizing approximately $40.5 million of net proceeds from the issuance of the Convertible Notes to complete such redemption.
•	Continued to advance the two-phased expansion of our Myford Facility as further discussed in the “Facility Expansion” section below.

Facility Expansion

During fiscal year 2021, we announced plans for a two-phased expansion of our Myford Facility. The first phase, which was initiated during the second quarter of fiscal 2021 and is anticipated to be online during fiscal 2022, expands the production capacity of our existing Myford North facility by adding a second downstream processing suite. The second phase, which was initiated during the fourth quarter of fiscal 2021 and anticipated to be online during calendar 2022, is designed to further expand our capacity through the build out of a second manufacturing train, including both upstream and downstream processing suites within our Myford South facility. We estimate that the total cost to complete these two phases of expansion will be approximately $60 to $70 million. Upon completion, we estimate that the first and second phases of this expansion will result in a total revenue generating capacity of up to $270 million annually, depending on the mix of projects.

During December 2020, we completed an underwritten public offering of 3,833,335 shares of our common stock at the public offering price of $9.00 per share, including 500,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares. Net proceeds from the offering were $32.1 million, after deducting underwriting discounts and commissions and other offering related expenses. We are using the net proceeds from the offering for these expansions.

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) outbreak a global pandemic. To date, the COVID-19 pandemic has not had a significant impact on our operations, as we have been able to continue to operate our manufacturing facilities and provide essential services to our customers. Additionally, in an effort to protect the health and safety of our employees and in compliance with state regulations, we have instituted a work-from-home policy for employees who can perform their job functions offsite, implemented daily temperature checking, social distancing requirements and other measures to allow manufacturing and other personnel essential to production to continue work within our manufacturing facilities, and suspended all non-essential employee travel.

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

Results of Operations

The following table compares the operating results from our continuing operations for the fiscal years ended April 30, 2021 and 2020 (in thousands):

	Fiscal Year Ended April 30,
	2021	2020	$ Change
Revenues	$95,868	$59,702	$36,166
Cost of revenues	66,561	55,770	10,791
Gross profit	29,307	3,932	25,375
Operating expenses:
Selling, general and administrative	17,064	14,517	2,547
Loss on lease termination	–	355	(355)
Total operating expenses	17,064	14,872	2,192
Operating income (loss)	12,243	(10,940)	23,183
Interest and other income, net	133	482	(349)
Interest expense	(1,164)	(8)	(1,156)
Net Income (loss)	$11,212	$(10,466)	$21,678

Fiscal Year 2021 Compared to Fiscal Year 2020

Revenues

Revenues were $95.9 million in fiscal 2021, compared to $59.7 million in fiscal 2020, an increase of approximately $36.2 million or 61%. The increase in revenues can be attributed to a $31.7 million increase in manufacturing revenues primarily due to an increase in the number and scope of manufacturing runs completed or in-process during fiscal 2021 compared to fiscal 2020, combined with a $4.5 million increase in process development revenues. In addition, the fiscal 2021 increase in manufacturing revenues includes: (i) $3.1 million in fees recorded during the first quarter of fiscal 2021 from a customer that had reached its inventory requirements with fewer manufacturing runs than expected, therefore not utilizing all their reserved capacity that had been scheduled for the third quarter of fiscal 2021, and (ii) the recognition of $1.1 million from changes in estimated variable revenue consideration as a result of completing performance obligations for certain projects during the second quarter of fiscal 2021, therefore increasing revenue recognized for those projects during the period. The increase in revenues was attributed to the following components of our revenue streams:

$ millions
Net increase in manufacturing revenues	$31.7
Net increase in process development revenues	4.5
Total increase in revenues	$36.2

Additionally, growth in manufacturing revenues during fiscal 2021 was supplemented by $4.3 million from the completion of certain manufacturing runs during the first quarter of fiscal 2021 that had been postponed during the second half of fiscal 2020 as a result of a previously disclosed production interruption.

Gross Profit

Gross profit was $29.3 million in fiscal 2021, compared to $3.9 million in fiscal 2020, an increase of approximately $25.4 million, and gross margins for fiscal 2021 and fiscal 2020 were 31% and 7%, respectively. The increase in gross profit for fiscal 2021 can primarily be attributed to increased revenues, which includes the aforementioned fees associated with a customer’s unused capacity of $3.1 million and the $1.1 million associated with the change in variable revenue consideration, partially offset by an increase in payroll related costs and increased facility and equipment related costs. Excluding the $3.1 million fees associated with a customer’s unused capacity and the $1.1 million in additional variable revenue consideration, gross margin for fiscal 2021 was approximately 27%. Additionally, fiscal 2020 gross profit was impacted by certain costs associated with the production interruption described above, which costs were not incurred during fiscal 2021.

Selling, General and Administrative Expenses

SG&A expenses were $17.1 million in fiscal 2021, compared to $14.5 million in fiscal 2020, an increase of approximately $2.5 million, or 18%. As a percentage of revenue, SG&A expenses for the fiscal years 2021 and 2020 were 18% and 24%, respectively. The net increase in SG&A expenses was attributed to the following components:

$ millions
Increase in accrued bonus expense	$2.9
Increase in stock-based compensation expense	0.9
Decrease in separation related expenses	(1.1)
Net decrease in all other SG&A expenses	(0.2)
Total increase in SG&A expenses	$2.5

Loss on Lease Termination

In fiscal 2020, we terminated an operating lease for one of our non-manufacturing facilities that was primarily utilized for warehouse space. The lease termination was primarily driven by our efforts to reduce costs by leveraging available warehouse space in our other facilities. In connection with the termination of this lease, we removed the corresponding operating lease right-of-use asset and liability balances from our consolidated balance sheet and recognized a loss of $0.4 million. Additionally, the lease termination released $0.3 million of restricted cash that was pledged as collateral under a letter of credit required by the terminated lease.

Operating Income (Loss)

Operating income was $12.2 million for fiscal 2021, compared to an operating loss of $10.9 million for fiscal 2020. This $23.2 million improvement in year-over-year operating income (loss) was attributable to a $25.4 million increase in gross profit combined with the absence of the loss on lease termination recognized in fiscal 2020, as discussed above, partially offset by an increase in SG&A expense of $2.5 million.

Interest Expense

Interest expense was $1.2 million in fiscal 2021 compared to an inconsequential amount in fiscal 2020. The increase of $1.2 million can be attributed to interest expense related to our outstanding Convertible Notes issued in March 2021 (as described in Note 3 of the Notes to Consolidated Financial Statements).

Discontinued Operations

In connection with the sale of our PS-targeting and r84 technologies in fiscal 2018 and fiscal 2019, respectively , the abandonment of our remaining research and development assets, and the strategic shift in our corporate direction to focus solely on our CDMO business, the operating results of our former research and development segment have been excluded from continuing operations and reported as income from discontinued operations, net of tax, in the accompanying consolidated financial statements for the fiscal year ended April 30, 2019. There were no operating results from discontinued operations during the fiscal years ended April 30, 2021 and 2020. For additional information refer to Note 11 of the Notes to Consolidated Financial Statements.

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

Revenue Recognition

On May 1, 2018, we adopted Accounting Standards Codification (“ASC”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and its subsequent updates (“ASC 606”), to all contracts that had not been completed as of May 1, 2018 using the modified retrospective method. The cumulative effect of adopting ASC 606 resulted in a one-time adjustment of $2.7 million to the opening balance of accumulated deficit as of May 1, 2018 which is reflected in the accompanying Consolidated Statements of Stockholders’ Equity for the fiscal year ended April 30, 2019.

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

Manufacturing revenue

Manufacturing revenue generally represents revenue from the manufacturing of customer products recognized over time utilizing an input method that compares the cost of cumulative work-in-process to date to the most current estimates for the entire cost of the performance obligation. Under a manufacturing contract, a quantity of manufacturing runs are ordered at a specified scale, where the product is manufactured according to the customer’s specifications and typically includes only one performance obligation. Each manufacturing run represents a distinct service that is sold separately and has stand-alone value to the customer. The products are manufactured exclusively for a specific customer and have no alternative use. The customer retains control of its product during the entire manufacturing process and can make changes to the process or specifications at its request. Under these agreements, we are entitled to consideration for progress to date that includes an element of profit margin.

Process development revenue

Process development revenue generally represents revenue from services associated with the custom development of a manufacturing process and analytical methods for a customer’s product. Process development revenue is recognized over time utilizing an input method that compares the cost of cumulative work-in-process to date to the most current estimates for the entire cost of the performance obligation. Under a process development contract, the customer owns the product details and process, which has no alternative use. These process development projects are customized to each customer to meet its specifications and typically includes only one performance obligation. Each process represents a distinct service that is sold separately and has stand-alone value to the customer. The customer also retains control of its product as the product is being created or enhanced by our services and can make changes to its process or specifications upon request. Under these agreements, we are entitled to consideration for progress to date that includes an element of profit margin.

The timing of revenue recognition, billings and cash collections results in billed accounts receivables, contract assets (unbilled receivables), and contract liabilities (customer deposits and deferred revenue). Contract assets are recorded when our right to consideration is conditioned on something other than the passage of time. Contract assets are reclassified to accounts receivable on the consolidated balance sheet when our rights become unconditional. Contract liabilities represent customer deposits and deferred revenue billed and/or received in advance of our fulfillment of performance obligations. Contract liabilities convert to revenue as we perform our obligations under the contract.

The transaction price for services provided under our customer contracts generally reflects our best estimates of the amount of consideration to which we are entitled in exchange for providing goods and services to our customers. In determining the transaction price, we considered the different sources of variable consideration including, but not limited to, discounts, credits, refunds, price concessions or other similar items. We have included in the transaction price some or all of an amount of variable consideration, utilizing the most likely method, only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The actual amount of consideration ultimately received may differ.

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

We apply the practical expedient available under ASC 606 that permits us not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. As of April 30, 2021, we do not have any unsatisfied performance obligations for contracts greater than one year.

Stock-based Compensation

We account for stock options, restricted stock units and other stock-based awards granted under our equity compensation plans in accordance with ASC 718, Compensation – Stock Compensation. The estimated fair value of stock options granted to employees in exchange for services is measured at the grant date, using a fair value based method, such as a Black-Scholes option valuation model, and is recognized as expense on a straight-line basis over the requisite service periods, which is generally the vesting period. The fair value of restricted stock units is measured at the grant date based on the closing market price of our common stock on the date of grant and is recognized as expense on a straight-line basis over the period of vesting. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur. As of April 30, 2021, there were no outstanding stock-based awards with market or performance conditions.

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

In addition, during fiscal 2021 we raised additional funds under two separate financing transactions.

During December 2020, we completed an underwritten public offering of 3,833,335 shares of our common stock at the public offering price of $9.00 per share, including 500,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares. Net proceeds realized from the offering were $32.1 million, after deducting underwriting discounts and commissions and other offering related expenses. We are using the net proceeds from the offering for the expansion of our Myford Facility.

During March 2021, we issued $143.8 million in aggregate principal amount of 1.250% convertible senior notes due 2026 (the “Convertible Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act, including the $18.8 million issued pursuant to the initial purchasers’ full exercise of their option to purchase additional principal amount of Convertible Notes. The Convertible Notes accrue interest at a rate of 1.250% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2021. The Convertible Notes mature on March 15, 2026, unless earlier redeemed or repurchased by us or converted at the option of the holders. Net proceeds realized from the issuance of Convertible Notes were $138.5 million, after deducting initial purchaser discounts and other debt issuance related expenses.

In connection with the issuance of the Convertible Notes, we entered into privately negotiated capped call transactions (the “Capped Calls”) with certain financial institutions counterparties. We used $12.8 million of the net proceeds from the issuance of the Convertible Notes to pay for the cost of the Capped Calls. Refer to Note 3, Debt, of the Notes to Consolidated Financial Statements included in this Annual Report for more information related to the Convertible Notes and Capped Calls. In addition, on April 12, 2021, we used approximately $40.5 million of the net proceeds from the issuance of Convertible Debt to redeem our outstanding shares of 10.50% Series E Convertible Preferred Stock. We intend to use the remaining proceeds for the expansion of our Myford Facility, working capital and other general corporate purposes.

As of April 30, 2021, we had cash and cash equivalents of $169.9 million. We believe that our existing cash on hand and our anticipated cash from operating activities will be sufficient to fund our operations for at least the next 12 months from the date of this Annual Report.

We currently expect to finance our operations with our existing cash on hand and our anticipated cash flows from operations. If cash flows from operations are not sufficient to support our operations or capital requirements, including our ongoing two phases of expansion to our Myford Facility, then we may need to obtain additional equity or debt financing to fund our future operations. We may raise these funds at the appropriate time, accessing the form of capital that we determine is most appropriate considering the markets available to us and their respective costs of capital, such as through the issuance of debt or through the public offering of securities. These financings may not be available on acceptable terms, or at all. Our ability to raise additional capital in the equity and debt markets is dependent on a number of factors including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties including, but not limited to, our financial results, economic and market conditions, and global financial crises and economic downturns, including those caused by widespread public health crises such as the COVID-19 pandemic, which may cause extreme volatility and disruptions in capital and credit markets. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

The following table presents our cash flows from operating, investing and financing activities for the fiscal years ended April 30, 2021, 2020 and 2019 (in thousands):

	Fiscal Year Ended April 30,
	2021	2020	2019
Cash, cash equivalents and restricted cash (1)	$170,265	$36,612	$33,501
Net cash provided by (used in) operating activities	$31,182	$5,827	$(11,595)
Net cash (used in) provided by investing activities	$(9,864)	$(3,812)	$4,544
Net cash provided by (used in) financing activities	$112,335	$1,096	$(2,863)

_____________

(1)	As of April 30, 2021, 2020 and 2019, cash, cash equivalents and restricted cash included $0.4 million, $0.4 million and $1.2 million, respectively, that was restricted from general use, related to cash that was pledged as collateral under letters of credit under the terms of certain facility lease agreements.

Net Cash Provided by Operating Activities

During fiscal 2021, net cash provided by operating activities increased by $25.4 million to $31.2 million from $5.8 million of net cash provided by operating activities during fiscal 2020.

Net cash provided by operating activities during fiscal 2021 was a result of net income of $11.2 million, combined with non-cash adjustments to net income of $8.2 million related to depreciation and amortization, stock-based compensation and amortization of debt discount and issuance costs, and cash flows from the net change in operating assets and liabilities of $11.7 million.

Net cash provided by operating activities during fiscal 2020 was a result of an $10.5 million net loss, as increased to account for non-cash adjustments to net loss of $5.6 million primarily related to depreciation and amortization and stock-based compensation, and cash flows from the net change in operating assets and liabilities of $10.7 million.

Net Cash Used in Investing Activities

During fiscal 2021, net cash used in investing activities increased by $6.1 million to $9.9 million from $3.8 million of net cash used in investing activities during fiscal 2020.

Net cash used in investing activities during fiscal years 2021 and 2020 consisted of $9.9 million and $3.8 million, respectively, used to acquire property and equipment primarily related to our manufacturing and development operations.

Net Cash Provided by Financing Activities

During fiscal 2021, net cash provided by financing activities increased by $111.2 million to $112.3 million from $1.1 million of net cash provided by financing activities during fiscal 2020.

Net cash provided by financing activities during fiscal 2021 consisted primarily of $138.5 million of net proceeds from the issuance of Convertible Notes, $32.1 million in net proceeds from the issuance of our common stock pursuant to an underwritten public offering completed in December 2020 and $4.0 million of proceeds from the issuance of common stock under our equity compensation plans, offset by $40.5 million of cash used in connection with the full redemption of our Series E Preferred Stock, $12.8 million used for the purchase of Capped Calls related to Convertible Notes, $4.5 million used to pay preferred dividends to holders of our Series E Preferred Stock and $4.4 million used to repay in full a promissory note issued pursuant to the Paycheck Protection Program.

Net cash provided by financing activities during fiscal 2020 consisted primarily of $4.4 million of loan proceeds received in April 2020 pursuant to the Paycheck Protection Program (which loan was subsequently repaid in full in May 2020, as described in Note 3 of the Notes to Consolidated Financial Statements) and $1.1 million from the issuance of common stock under our compensation plans, offset by $4.3 million of cash used to pay preferred dividends to holders of our Series E Preferred Stock.

Capital Expenditures

Our capital expenditures were $9.9 million during fiscal 2021, which included laboratory and manufacturing equipment, software and enhancements, and enhancements to our laboratory and manufacturing facilities. We expect our capital expenditures for fiscal 2022 to be approximately $50 to $60 million, primarily related to the expansion of our Myford Facility

Contractual Obligations

The following table summarizes our contractual obligations as of April 30, 2021 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$31,029	$2,995	$6,096	$6,421	$15,517
Interest on Convertible Notes (2)	9,005	1,817	3,594	3,594	–
Finance lease (3)	3,344	334	1,338	1,338	334
Total contractual obligations	$43,378	$5,146	$11,028	$11,353	$15,851

______________

(1)	Primarily represents future minimum lease payments under our facility operating lease agreements as further described in Note 4 of the Notes to Consolidated Financial Statements.
(2)	The Convertible Notes bear interest at an annual rate of 1.250%, payable semi-annually, in arrears on March 15 and September 15 of year, beginning on September 15, 2021, as further described in Note 3 of the Notes to the Consolidated Financial Statements. The amounts presented assumes the Convertible Notes are not redeemed or repurchased by us or converted at the option of the holder prior to the maturity date of March 15, 2026.
(3)	Represents future minimum lease payments under a lease agreement to finance certain equipment that did not commence as of April 30, 2021. Such lease shall commence upon the delivery and acceptance of the financed equipment, which is currently expected to occur in the third quarter of fiscal 2022.

Off-Balance Sheet Arrangements.

As of April 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recently Issued Accounting Pronouncements

For a discussion of recent accounting pronouncements applicable to us, please see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

Our cash and cash equivalents are primarily invested in money market funds with one major commercial bank with the primary objective to preserve our principal balance. Our deposits held with this bank exceed the amount of government insurance limits provided on our deposits and, therefore, we are exposed to credit risk in the event of default by the major commercial bank holding our cash balances. However, these deposits may be redeemed upon demand and, therefore, bear minimal risk. In addition, while changes in U.S. interest rates would affect the interest earned on our cash balances at April 30, 2021, such changes would not have a material adverse effect on our financial condition or results of operations, based on historical movements in interest rates.

Our Convertible Notes bear interest at a fixed rate of 1.250% per year and therefore would not be affected by changes in U.S. interest rates.

Item 8.	Financial Statements And Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Avid Bioservices, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Avid Bioservices, Inc. (the Company) as of April 30, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended April 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 29, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Estimated costs at completion for projects
Description of the Matter

As discussed in Note 2 to the consolidated financial statements, the Company’s revenue was $95.9 million for the year ended April 30, 2021, including manufacturing and process development revenues which are primarily recognized over time utilizing an input method that compares the cost of cumulative work in process to date to the most current estimates for the entire cost of the performance obligation.

Revenue is significant to our audit because the revenue recognition assessment process involves inherent uncertainty, uses subjective assumptions, and the amounts involved are material to the consolidated financial statements taken as a whole. The subjective assumptions relate to the estimated total costs expected to be incurred for each customer.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s revenue review process including controls over management’s review of the estimated total costs at completion. For example, we tested controls over the Company’s development of the total estimated costs and of the review of the significant estimates and assumptions by management.

To test revenue recognized, we performed audit procedures that included, among others, testing the assumptions and underlying data used by the Company in its computations and testing the accuracy of the computations. We inspected evidence supporting the amount of actual costs incurred. We performed corroborative inquiries of individuals outside of the accounting department to assess the reasonableness of management’s estimated total costs to understand the progress to date. We performed sensitivity analyses, including assessing the reasonableness of the estimated total costs to be incurred based on similar completed contracts. In addition, we performed hindsight analyses of revenues recognized by comparing prior cost estimates to actual costs incurred to evaluate the historical accuracy of management estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1999.

Irvine, California

June 29, 2021

AVID BIOSERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	April 30, 2021	April 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$169,915	$36,262
Accounts receivable	18,842	8,606
Contract assets	6,112	3,300
Inventory	11,871	10,883
Prepaid expenses	1,064	712
Total current assets	207,804	59,763
Property and equipment, net	37,455	27,105
Operating lease right-of-use assets	18,691	20,100
Restricted cash	350	350
Other assets	1,210	302
Total assets	$265,510	$107,620
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,257	$5,926
Accrued payroll and related costs	8,794	3,019
Contract liabilities	50,769	29,120
Current portion of operating lease liabilities	1,355	1,228
Note payable	–	4,379
Other current liabilities	761	808
Total current liabilities	70,936	44,480

Convertible senior notes, net	96,949	–
Operating lease liabilities, less current portion	19,889	21,244
Total liabilities	187,774	65,724

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares and 1,648 shares issued and outstanding at respective dates	–	2
Common stock, $0.001 par value; 150,000 shares authorized; 61,069 and 56,483 shares issued and outstanding at respective dates	61	56
Additional paid-in capital	637,534	612,909
Accumulated deficit	(559,859)	(571,071)
Total stockholders’ equity	77,736	41,896
Total liabilities and stockholders’ equity	$265,510	$107,620

See accompanying notes to consolidated financial statements.

AVID BIOSERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share information)

	Year Ended April 30,
	2021	2020	2019
Revenues	$95,868	$59,702	$53,603
Cost of revenues	66,561	55,770	46,379
Gross profit	29,307	3,932	7,224

Operating expenses:
Selling, general and administrative	17,064	14,517	12,846
Loss on lease termination	–	355	–
Total operating expenses	17,064	14,872	12,846

Operating income (loss)	12,243	(10,940)	(5,622)
Interest and other income, net	133	482	293
Interest expense	(1,164)	(8)	(11)
Income (loss) from continuing operations before income taxes	11,212	(10,466)	(5,340)
Income tax benefit	–	–	284
Income (loss) from continuing operations, net of tax	11,212	(10,466)	(5,056)
Income from discontinued operations, net of tax	–	–	841
Net income (loss)	$11,212	$(10,466)	$(4,215)
Comprehensive income (loss)	$11,212	$(10,466)	$(4,215)

Series E preferred stock accumulated dividends	(4,455)	(4,686)	(4,686)
Impact of Series E preferred stock redemption	(3,439)	–	–
Net income (loss) attributable to common stockholders	$3,318	$(15,152)	$(8,901)

Net income (loss) per share attributable to common stockholders, basic and diluted:
Continuing operations	$0.06	$(0.27)	$(0.17)
Discontinued operations	$–	$–	$0.01
Total	$0.06	$(0.27)	$(0.16)

Weighted average common shares outstanding:
Basic	58,222	56,326	55,981
Diluted	59,426	56,326	55,981

See accompanying notes to consolidated financial statements.

AVID BIOSERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share information)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at April 30, 2018	1,648	$2	55,689	$55	$614,810	$(559,129)	$55,738
Series E preferred stock dividends paid ($2.625 per share)	–	–	–	–	(4,325)	–	(4,325)
Cumulative-effect adjustment to accumulated deficit pursuant to adoption of ASC 606	–	–	–	–	–	2,739	2,739
Common stock issued under equity compensation plans	–	–	446	1	1,535	–	1,536
Stock-based compensation expense	–	–	–	–	1,595	–	1,595
Net loss	–	–	–	–	–	(4,215)	(4,215)
Balances at April 30, 2019	1,648	2	56,135	56	613,615	(560,605)	53,068
Series E preferred stock dividends paid ($2.625 per share)	–	–	–	–	(4,325)	–	(4,325)
Common stock issued under equity compensation plans	–	–	348	–	1,120	–	1,120
Stock-based compensation expense	–	–	–	–	2,499	–	2,499
Net loss	–	–	–	–	–	(10,466)	(10,466)
Balances at April 30, 2020	1,648	2	56,483	56	612,909	(571,071)	41,896
Series E preferred stock dividends paid ($2.705 per share)	–	–	–	–	(4,455)	–	(4,455)
Conversion of Series E preferred stock to common stock	(28)	–	34	–	–	–	–
Redemption of Series E preferred stock	(1,620)	(2)	–	–	(40,488)	–	(40,490)
Common stock issued, net of issuance costs of $2,359	–	–	3,833	4	32,137	–	32,141
Common stock issued under equity compensation plans	–	–	719	1	3,983	–	3,984
Equity component of convertible senior notes	–	–	–	–	42,431	–	42,431
Purchase of capped calls related to convertible senior notes	–	–	–	–	(12,837)	–	(12,837)
Stock-based compensation expense	–	–	–	–	3,854	–	3,854
Net income	–	–	–	–	–	11,212	11,212
Balances at April 30, 2021	–	$–	61,069	$61	$637,534	$(559,859)	$77,736

See accompanying notes to consolidated financial statements.

AVID BIOSERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2021	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,212	$(10,466)	$(4,215)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,453	3,091	2,746
Stock-based compensation	3,854	2,499	1,595
Amortization of debt discount and issuance costs	916	–	–
Loss on disposal of assets	–	13	127
Gain on sale of research and development assets	–	–	(1,000)
Changes in operating assets and liabilities:
Accounts receivable	(10,236)	(1,232)	(3,620)
Contract assets	(2,812)	1,027	(1,439)
Inventory	(988)	(4,326)	1,701
Prepaid expenses and other assets	(1,260)	(3)	(28)
Accounts payable	(608)	802	2,125
Accrued payroll and related costs	5,775	(521)	976
Contract liabilities	21,649	14,469	(5,371)
Other accrued expenses and liabilities	227	474	(642)
Assets and liabilities of discontinued operations	–	–	(4,550)
Net cash provided by (used in) operating activities	31,182	5,827	(11,595)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,864)	(3,812)	(1,502)
Proceeds from sale of property and equipment	–	–	46
Proceeds from sale of research and development assets	–	–	6,000
Net cash (used in) provided by investing activities	(9,864)	(3,812)	4,544

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net of issuance costs	138,464	–	–
Purchases of capped calls related to convertible senior notes	(12,837)	–	–
Proceeds from issuance of common stock, net of issuance costs	32,141	–	–
Proceeds from issuance of common stock under equity compensation plans	3,984	1,120	1,536
(Repayment of) proceeds from note payable	(4,379)	4,379	–
Dividends paid on preferred stock	(4,455)	(4,325)	(4,325)
Redemption of preferred stock	(37,051)	–	–
Impact of preferred stock redemption	(3,439)	–	–
Principal payments on finance lease	(93)	(78)	(74)
Net cash provided by (used in) financing activities	112,335	1,096	(2,863)

Net increase (decrease) in cash, cash equivalents and restricted cash	$133,653	$3,111	$(9,914)
Cash, cash equivalents and restricted cash, beginning of period	36,612	33,501	43,415
Cash, cash equivalents and restricted cash, end of period	$170,265	$36,612	$33,501

Supplemental disclosures of cash flow information:
Interest paid	$5	$8	$11

Supplemental disclosures of non-cash activities:
Unpaid purchases of property and equipment	$3,939	$772	$318
Decapitalization of right-of-use assets upon lease termination and/or modification	$–	$1,469	$–
Property and equipment acquired under finance lease	$–	$–	$245

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

Effective January 5, 2018, we changed our name to Avid Bioservices, Inc. in connection with our transition to a dedicated CDMO and the discontinuation of our research and development activities. For the fiscal 2019 period presented, the operating results of our former research and development segment have been excluded from continuing operations and reported as income from discontinued operations, net of tax, in the Consolidated Statements of Operations and Comprehensive Loss. For additional information on the discontinuation of our research and development segment, refer to Note 11, Sale of Research and Development Assets. Except where specifically noted or the context otherwise requires, references to “Avid,” the “Company,” “we,” “us,” and “our,” in this Annual Report refer to Avid Bioservices, Inc. and its subsidiaries.

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

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management’s estimates are based on historical information available as of the date of the consolidated financial statements and on various other assumptions that are believed to be reasonable under the circumstances. Accounting estimates and judgements are inherently uncertain and actual results could differ materially from these estimates.

Segment Reporting

Our business operates in one operating segment. Accordingly, we reported our financial results for one reportable segment. All our identifiable assets are in the United States.

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

We consider all short-term investments readily convertible to cash, without notice or penalty, with an initial maturity of 90 days or less to be cash equivalents.

Restricted Cash

Under the terms of an operating lease related to one of our facilities (Note 4), we are required to maintain a letter of credit as collateral. Accordingly, at April 30, 2021 and 2020, restricted cash of $0.4 million was pledged as collateral under the letter of credit.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	As of April 30,
	2021	2020	2019
Cash and cash equivalents	$169,915	$36,262	$32,351
Restricted cash	350	350	1,150
Total cash, cash equivalents and restricted cash	$170,265	$36,612	$33,501

Revenue Recognition

On May 1, 2018, we adopted Accounting Standards Codification (“ASC”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and its subsequent updates (“ASC 606”), to all contracts that had not been completed as of May 1, 2018 using the modified retrospective method. The cumulative effect of adopting ASC 606 resulted in a one-time adjustment of $2.7 million to the opening balance of accumulated deficit as of May 1, 2018 which is reflected in the Consolidated Statements of Stockholders’ Equity for the fiscal year ended April 30, 2019.

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

Manufacturing revenue

Manufacturing revenue generally represents revenue from the manufacturing of customer products recognized over time utilizing an input method that compares the cost of cumulative work-in-process to date to the most current estimates for the entire cost of the performance obligation. Under a manufacturing contract, a quantity of manufacturing runs are ordered at a specified scale, where the product is manufactured according to the customer’s specifications and typically includes only one performance obligation. Each manufacturing run represents a distinct service that is sold separately and has stand-alone value to the customer. The products are manufactured exclusively for a specific customer and have no alternative use. The customer retains control of its product during the entire manufacturing process and can make changes to the process or specifications at its request. Under these agreements, we are entitled to consideration for progress to date that includes an element of profit margin.

Process development revenue

Process development revenue generally represents revenue from services associated with the custom development of a manufacturing process and analytical methods for a customer’s product. Process development revenue is recognized over time utilizing an input method that compares the cost of cumulative work-in-process to date to the most current estimates for the entire cost of the performance obligation. Under a process development contract, the customer owns the product details and process, which has no alternative use. These process development projects are customized to each customer to meet its specifications and typically includes only one performance obligation. Each process represents a distinct service that is sold separately and has stand-alone value to the customer. The customer also retains control of its product as the product is being created or enhanced by our services and can make changes to its process or specifications upon request. Under these agreements, we are entitled to consideration for progress to date that includes an element of profit margin.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our manufacturing and process development revenue streams (in thousands):

	Fiscal Year Ended April 30,
	2021	2020	2019
Manufacturing revenues	$83,678	$52,046	$43,432
Process development revenues	12,190	7,656	10,171
Total revenues	$95,868	$59,702	$53,603

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

During the fiscal years ended April 30, 2021 and 2020, we recognized revenue of $27.3 million and $13.6 million, respectively, for which the contract liability was recorded in a prior period.

The transaction price for services provided under our customer contracts generally reflects our best estimates of the amount of consideration to which we are entitled in exchange for providing goods and services to our customers. In determining the transaction price, we considered the different sources of variable consideration including, but not limited to, discounts, credits, refunds, price concessions or other similar items. We have included in the transaction price some or all of an amount of variable consideration, utilizing the most likely method, only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The actual amount of consideration ultimately received may differ.

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

Changes in estimates for variable consideration resulted in an increase in revenues of $1.1 million for the fiscal year ended April 30, 2021 and a decrease in revenues of $1.5 million for the fiscal year ended April 30, 2020. There were no material adjustments in estimates for variable consideration for the fiscal year ended April 30, 2019.

We apply the practical expedient available under ASC 606 that permits us not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. As of April 30, 2021, we do not have any unsatisfied performance obligations for contracts greater than one year.

Accounts Receivable

Accounts receivable generally represent amounts billed services provided under our customer contracts and are recorded at the invoiced amount net of an allowance for doubtful accounts, if necessary. We apply judgment in assessing the ultimate realization of our receivables and we estimate an allowance for doubtful accounts based on various factors, such as the aging of our receivables, historical experience, and the financial condition of our customers. Based on our analysis of our accounts receivable balances as of April 30, 2021 and 2020, we determined no allowance for doubtful accounts was necessary.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Credit Risk and Customer Base

Financial instruments that potentially subject us to a significant concentration of credit risk consist of cash and cash equivalents, accounts receivable and contract assets. We maintain our cash balances primarily with two major commercial banks and our deposits held with each bank exceed the amount of government insurance limits provided on our deposits. We are exposed to credit risk in the event of default by the major commercial banks holding our cash balances to the extent of the cash amounts recorded on the accompanying Consolidated Balance Sheets exceed the amount of government insurance limits provided on our deposits.

Our accounts receivable from amounts billed for services provided under customer contracts are derived from a small customer base. Most contracts require up-front payments and installment payments during the service period. We perform periodic evaluations of the financial condition of our customers and generally do not require collateral, but we can terminate any contract if a material default occurs. At April 30, 2021 and 2020, approximately 98% of our accounts receivable were due from six customers. Our contract assets are reclassified to accounts receivable when our rights to consideration become unconditional. At April 30, 2021 and 2020, approximately 97% and 96%, respectively, of our contract assets were attributable to six customers.

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

The table below identifies each of our customers that accounted for 10% or more of our total revenues during any of the fiscal years ended April 30, 2021, 2020 and 2019:

Customer	Geographic Location	2021	2020	2019

Halozyme Therapeutics, Inc.	U.S.	51%	28%	30%
Gilead Sciences, Inc.	U.S.	16	24	–
IGM Biosciences, Inc.	U.S.	*	11	*
Acumen Pharmaceuticals, Inc.	U.S.	*	11	*
Coherus BioSciences, Inc.	U.S.	*	10	13
ADC Therapeutics America Inc.	U.S.	*	*	21

______________

*         Represents a percentage less than 10% of our total revenues.

We attribute revenue to the individual countries where the customer is headquartered. Revenues derived from U.S. based customers were approximately 100%, 99% and 95% for the fiscal years ended April 30, 2021, 2020 and 2019, respectively.

Leases

On May 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842), and its related amendments (codified as “ASC 842”), which requires lessees to recognize right-of-use assets and corresponding lease liabilities for all leases with a lease term greater than one year. We adopted ASC 842 using the modified retrospective approach. Accordingly, results for reporting periods after May 1, 2019 are presented in accordance with ASC 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under ASC 840.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We determine if an arrangement is or contains a lease at inception. Our operating leases with a term greater than one year are included in operating lease right-of-use (ROU) assets, operating lease liabilities and operating lease liabilities, less current portion in our consolidated balance sheets. ROU assets represent our right to use an underlying asset during the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date, based on the present value of lease payments over the lease term. In determining the net present value of lease payments, we use our incremental borrowing rate which represents an estimated rate of interest that we would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date.

Our operating leases may include options to extend the lease which are included in the lease term when it is reasonably certain that we will exercise a renewal option. Operating lease expense is recognized on a straight-line basis over the expected lease term. We have elected not to apply the recognition requirements of ASC 842 for short-term leases. We have also elected the practical expedient to not separate lease components from non-lease components.

Inventory

Inventory consists of raw materials inventory and is valued at the lower of cost, determined by the first-in, first-out method, or net realizable value. We periodically review raw materials inventory for potential impairment and adjust inventory to its net realizable value based on the estimate of future use and reduce the carrying value of inventory as deemed necessary.

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related asset, which are generally as follows:

Description	Estimated Useful Life
Leasehold improvements	Shorter of estimated useful life or lease term
Laboratory and manufacturing equipment	5 – 10 years
Computer equipment and software	3 – 5 years
Furniture, fixtures and office equipment	5 – 10 years

Construction-in-progress, which represents direct costs related to the construction of various equipment and leasehold improvements primarily associated with our manufacturing facilities, is not depreciated until the asset is completed and placed into service. No interest was incurred or capitalized as construction-in-progress as of April 30, 2021 and 2020. All of our property and equipment are located in the U.S. Property and equipment consist of the following (in thousands):

	April 30,
	2021	2020
Leasehold improvements	$23,000	$21,130
Laboratory and manufacturing equipment	20,793	15,033
Computer equipment and software	5,541	5,334
Furniture, fixtures and office equipment	843	685
Construction-in-progress	8,372	2,564
Total property and equipment, gross	58,549	44,746
Less: accumulated depreciation and amortization	(21,094)	(17,641)
Total property and equipment, net	$37,455	$27,105

Depreciation and amortization expense for the fiscal years ended April 30, 2021, 2020 and 2019 was $3.5 million, $3.1 million and $2.7 million, respectively.

Capitalized Software Implementation Costs

We capitalize certain implementation costs incurred under a cloud computing hosting arrangement. Costs incurred during the application development stage related to the implementation of the hosting arrangement are capitalized and included within other assets on the accompanying Consolidated Balance Sheets. Amortization of capitalized implementation costs is recognized on a straight-line basis over the term of the associated hosting arrangement when it is ready of its intended use. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. As of April 30, 2021, we had capitalized software implementation costs of $0.9 million. We did not have any capitalized implementation software costs as of April 30, 2020.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment

Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. If such events or changes in circumstances arise, we compare the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the long-lived assets are determined to be impaired, any excess of the carrying value of the long-lived assets over its estimated fair value is recognized as an impairment loss. For the fiscal years ended April 30, 2021 and 2020, there were no indicators of impairment of the value of our long-lived assets and no cumulative impairment losses were recognized as of April 30, 2021.

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

As of April 30, 2021 and 2020, we do not have any Level 2 or Level 3 financial assets or liabilities and our cash equivalents of $158.8 million and $27.6 million, respectively, are invested in money market funds with two major commercial banks, are carried at fair value based on quoted market prices for identical securities (Level 1 inputs). In addition, the outstanding principal amount of our convertible senior notes of $143.8 million approximates its estimated fair value at April 30, 2021 given the short period of time between the issuance of such notes in March 2021 (Note 3) and our fiscal year ended April 30, 2021. We had no convertible senior notes outstanding as of April 30, 2020.

Stock-Based Compensation

We account for stock options, restricted stock units and other stock-based awards granted under our equity compensation plans in accordance with ASC 718, Compensation – Stock Compensation. The estimated fair value of stock options granted to employees in exchange for services is measured at the grant date, using a fair value based method, such as a Black-Scholes option valuation model, and is recognized as expense on a straight-line basis over the requisite service periods. The fair value of restricted stock units is measured at the grant date based on the closing market price of our common stock on the date of grant and is recognized as expense on a straight-line basis over the period of vesting. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur. As of April 30, 2021 and 2020, there were no outstanding stock-based awards with market or performance conditions.

Debt Discount and Issuance Costs

Debt discount and issuance costs related to convertible senior notes are recorded as deductions that net against the principal value of the debt and are amortized to interest expense over the contractual term of the debt using the effective interest method (Note 3).

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

We utilize the liability method of accounting for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). Under the liability method, deferred taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized (Note 7). In addition, we recognize the impact of an uncertain tax position only when it is more likely than not the tax position will be sustained upon examination by the tax authorities. We are required to file federal and state income tax returns in various jurisdictions. The preparation of these returns requires us to interpret the applicable tax laws in effect in such jurisdictions, which could affect the amount paid by us.

The income tax benefit recognized in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended April 30, 2019 resulted from the “Intraperiod Tax Allocation” rules under ASC 740, which requires the allocation of an entity’s total annual income tax provision among continuing operations and, in our case, discontinued operations. Accordingly, a tax benefit was recorded in continuing operations with an offsetting tax expense recorded in discontinued operations (Note 11).

Comprehensive Income (Loss)

Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) is equal to our net income (loss) for all periods presented.

Recently Adopted Accounting Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements of fair value measurements. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. We adopted ASU 2018-13 on May 1, 2020 and the adoption of this standard did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and other Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). The new guidance aligns the requirement for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirement for capitalizing implementation costs incurred to develop or obtain internal-use-software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. We adopted ASU 2018-15 on May 1, 2020 on a prospective basis. Accordingly, we capitalize certain implementation costs incurred in a cloud computing arrangement that is a service contract and are included in other assets in our Consolidated Balance Sheets. Such capitalized costs will be amortized over the term of the hosting arrangement, commencing when the capitalized asset is ready for its intended use. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU 2016-13”). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. As a smaller reporting company as defined by the SEC, ASU 2016-13 and its subsequent updates are effective for fiscal years beginning after December 15, 2022, which will be our fiscal year 2024 beginning May 1, 2023; however, early adoption is permitted. We are currently evaluating the timing and impact the adoption of this standard will have on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions and improving consistent application in certain areas of Topic 740. ASU 2019-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, which will be our fiscal year 2022 beginning May 1, 2021. Early adoption is permitted. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The amendments in this ASU will eliminate the beneficial conversion and cash conversion accounting models for convertible instruments, as well as, amend the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. The ASU will also modify how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted earnings per share calculation. As a smaller reporting company as defined by the SEC, ASU 2020-06 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2023, which will be our fiscal year 2025 beginning May 1, 2024. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. We are currently planning to early adopt ASU 2020-06 during the first quarter of our fiscal year 2022 using the modified retrospective method, and based on our preliminary analysis, we expect we will reclass the carrying amount of the bifurcated equity component, or debt discount, to the carrying amount of our convertible senior notes (Note 3). In addition, upon adoption, we expect to no longer be required to amortize debt discount to interest expense over the contractual term of our convertible senior notes.

Note 3 – Debt

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

Convertible Senior Notes

On March 12, 2021, Avid SPV, LLC (the “Issuer”), a wholly-owned finance subsidiary of Avid Bioservices, Inc. (the “Company”), issued $143.8 million in aggregate principal amount of 1.250% exchangeable senior notes due 2026 (“Convertible Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act, which aggregate principal amount included the $18.8 million issued pursuant to the initial purchasers’ full exercise of their option to purchase additional principal amount of Convertible Notes. The net proceeds we received from the issuance of Convertible Notes was $138.5 million, after deducting initial purchaser discounts and other debt issuance related expenses of $5.3 million.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Convertible Notes are governed by an indenture dated March 12, 2021 (as subsequently amended or supplemented, the “Indenture”) between the Issuer, the Company and U.S. Bank National Association, as trustee (the “Trustee”). On April 30, 2021, the Company and the Issuer entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, the Issuer was merged with and into the Company effective April 30, 2021, with the Company as the surviving corporation (the “Merger”). In connection with the Merger, on April 30, 2021, the Company, the Issuer and the Trustee, entered into a first supplemental indenture, pursuant to which the Company agreed to assume all obligations under the Indenture, along with the Convertible Notes issued thereunder, and was discharged from its guarantor obligations under the guarantee set forth in the Indenture.

The Convertible Notes are senior unsecured obligations and accrue interest at a rate of 1.250% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2021. The Convertible Notes mature on March 15, 2026, unless earlier redeemed or repurchased by us or converted at the option of the holders. The Convertible Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election in the manner and subject to the terms and conditions provided in the Indenture.

The initial conversion rate for the Convertible Notes is approximately 47.1403 shares of our common stock per $1,000 principal amount, which represents an initial conversion price of approximately $21.21 per share of our common stock. The conversion rate is subject to adjustments upon the occurrence of certain events in accordance with the terms of the Indenture. In addition, following certain corporate events that occur prior to the maturity date, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert their Convertible Notes in connection with such a fundamental change, as defined in the Indenture.

Holders of the Convertible Notes may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding September 15, 2025, only under the following circumstances: (1) During any fiscal quarter commencing after the fiscal quarter ending July 31, 2021, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) During the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the exchange rate on each such trading day; (3) If we call any or all of the Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; and (4) Upon the occurrence of specified corporate events as described in the Indenture.

On or after September 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders at their option may convert their Convertible Notes at any time, regardless of the foregoing circumstances.

We may not redeem the Convertible Notes prior to March 20, 2024. On or after March 20, 2024, the Convertible Notes are redeemable for cash, whole or in part, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

If we undergo a fundamental change (as defined in the Indenture), holder may require us to repurchase for cash all or any portion of their Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding the redemption date.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, the trustee or the holders of at least 25% in aggregate principle amount of the outstanding Convertible Notes may declare the entire principal of all the Convertible Notes plus accrued and unpaid interest to be immediately due and payable.

In accordance with accounting guidance for debt with conversion and other options, we separated the Convertible Notes into debt and equity components. The carrying amount of the debt component on the date of the issuance was $99.7 million and was determined based on a binomial lattice model, which yielded an effective discount rate of 8.78% and was derived with the assistance of a third party valuation. The equity component was allocated a value of $44.1 million, representing the difference between the par value of the Convertible Notes and the fair value of the debt component. The equity component is not remeasured as long as it continues to meet the conditions for equity classification, and the equity component was recorded as additional paid-in capital within stockholders’ equity on the Consolidated Balance Sheet at April 30, 2021. The difference between the principal amount of the Convertible Notes and the debt component, or the debt discount, is amortized to interest expense using the effective interest method over the contractual term of the Convertible Notes. The debt component is classified as a long-term liability as of April 30, 2021.

In accounting for the issuance costs related to the Convertible Notes, we allocated the total amount incurred to the debt and equity components of the Convertible Notes based on their relative values. Issuance costs attributable to the debt component were $3.7 million and are being amortized to interest expense using the effective interest method over the contractual term of the Convertible Notes. Issuance costs attributable to the equity component were $1.6 million and were netted with the equity component in additional paid-in capital.

The net carrying amount of the debt component of the Convertible Notes is as follows (in thousands):

April 30, 2021
Principal	$143,750
Unamortized debt discount	(43,189)
Unamortized issuance costs	(3,612)
Net carrying amount	$96,949

The net carrying amount of the equity component of the Convertible Notes is as follows (in thousands):

April 30, 2021
Equity component (debt discount)	$44,051
Issuance costs	(1,620)
Net carrying amount	$42,431

Interest expense recognized related to the Convertible Notes is as follows (in thousands):

Year Ended April 30, 2021
Contractual interest expense	$245
Amortization of debt discount	862
Amortization of issuance costs	54
Total interest expense	$1,161

.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capped Call Transactions

In connection with the issuance of the Convertible Notes, we entered into privately negotiated capped call transactions (the “Capped Calls”) with certain financial institution counterparties (the “Option Counterparties”). We used $12.8 million of the net proceeds from the issuance of the Convertible Notes to pay the cost of the Capped Calls. The Capped Calls cover, subject to customary anti-dilution adjustments, the aggregate number of shares of our common stock that initially underlie the Convertible Notes, and are generally expected to reduce the potential dilution of our common stock upon any conversion of the Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the Capped Calls. The cap share price of the Capped Calls is approximately $28.02 per share, which represents a premium of 75% over the last reported sale price of our common stock on March 9, 2021 and is subject to certain adjustments under the terms of the Capped Calls. However, there would nevertheless be dilution upon conversion of the Convertible Notes to the extent that such market price exceeds the capped share price as measured under the terms of the Capped Calls.

We evaluated the Capped Calls under ASC 815-10 and determined that it should be accounted for as a separate transaction from the Convertible Notes and that the Capped Calls met the criteria for equity classification. Therefore, the cost of $12.8 million to purchase the Capped Calls were recorded as a reduction to additional paid-in capital in the Consolidated Balance Sheet at April 30, 2021. The Capped Calls will not be subsequently remeasured as long as the conditions for equity classification continue to be met.

Note 4 – Leases

We currently lease office, manufacturing, laboratory and warehouse space in four buildings under three separate non-cancellable operating lease agreements. Our leased facilities are located in close proximity in Tustin, California, have original lease terms ranging from 7 to 12 years, contain two multi-year renewal options, and scheduled rent increases of 3% on either an annual or biennial basis. A multi-year renewal option was included in determining the ROU asset and lease liability for two of our leases, as we considered it reasonably certain that we would exercise such renewal options. In addition, two of our leases provide for periods of free rent, lessor improvements and tenant improvement allowances, of which certain of these improvements have been classified as leasehold improvements and are being amortized over the shorter of the estimated useful life of the improvements or the remaining life of the lease. The operating lease ROU assets and liabilities on our Consolidated Balance Sheets for the fiscal years ended April 30, 2021 and 2020 primarily relate to these facility leases.

In September 2019, we terminated an operating lease for one of our non-manufacturing facilities that was primarily utilized for warehouse space. In connection with the termination of this lease, we removed the corresponding operating lease right-of-use asset and liability balances from our Consolidated Balance Sheet and recognized a loss of $0.4 million, which amount is included in loss on lease termination in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended April 30, 2020.

Certain of our facility leases require us to pay property taxes, insurance and common area maintenance. While these payments are not included as part of our lease liabilities, they are recognized as variable lease cost in the period they are incurred.

The components of lease cost for the fiscal years ended April 30, 2021 and 2020, were as follows (in thousands):

	April 30,
	2021	2020
Operating lease cost	$3,151	$3,339
Variable lease cost	676	603
Short-term lease cost	388	171
Total lease cost	$4,215	$4,113

Operating lease expense under the prior lease standard was $2.9 million for the fiscal year ended April 30, 2019.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental consolidated balance sheet and other information related to our operating leases as of April 30, 2021 and 2020 were as follows (in thousands, expect weighted average data):

	April 30,
	2021	2020
Assets
Operating lease ROU assets	$18,691	$20,100
Liabilities
Current portion of operating lease liabilities	$1,355	$1,228
Operating lease liabilities, less current portion	19,889	21,244
Total operating lease liabilities	$21,244	$22,472
Weighted average remaining lease term	9.6 years	10.5 years
Weighted average discount rate	8.0%	8.0%

Cash paid for amounts included in the measurement of lease liabilities for the fiscal years ended April 30, 2021 and 2020 was $3.0 million and $3.1 million, respectively, and is included in net cash used in operating activities in our Consolidated Statements of Cash Flows.

As of April 30, 2021, the maturities of our operating lease liabilities, which includes those derived from lease renewal options that we considered it reasonably certain that we would exercise, were as follows (in thousands):

Fiscal Year	Total
2022	$2,995
2023	3,010
2024	3,086
2025	3,171
2026	3,250
Thereafter	15,517
Total lease payments	31,029
Less: imputed interest	(9,785)
Total operating lease liabilities	$21,244

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Stockholders’ Equity

Series E Preferred Stock Redemption and Dividends

On February 12, 2014, we filed with the Secretary of State of the State of Delaware a Certificate of Designations of Rights and Preferences (the “Certificate of Designations”) to designate the 10.50% Series E Convertible Preferred Stock (the “Series E Preferred Stock”). The Certificate of Designations designated 2,000,000 shares of Series E Preferred Stock out of our 5,000,000 shares of authorized but unissued shares of preferred stock. We classified the Series E Preferred Stock as permanent equity in accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity.

During the fourth quarter of fiscal 2021 and prior to the redemption discussed below, holders of our Series E Preferred Stock converted an aggregate of 28,168 shares of Series E Preferred Stock into 33,514 shares of our common stock determined by dividing the liquidation amount of $25.00 per share by the conversion price of $21.00 per share, rounded down to the nearest whole number.

On April 12, 2021 (the “Redemption Date”), we redeemed all then current remaining outstanding shares of our Series E Preferred Stock at a per share price equal to the $25.00 liquidation amount plus accrued and unpaid dividends up to, but excluding, the Redemption Date. In connection with the completed redemption, we incurred a charge of $3.4 million related to the excess of the redemption value paid upon redemption over the carrying value of our Series E Preferred Stock which is included in impact of preferred stock redemption in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended April 30, 2021. As a result of the completed redemption, our Series E Preferred Stock is no longer issued and outstanding.

Holders of our Series E Preferred Stock were entitled to receive cumulative dividends at the rate of 10.50% per annum based on the liquidation preference of $25.00 per share, or $2.625 per annum per share, and were payable quarterly in cash, on or about the first day of each January, April, July, and October. In addition, in April 2021, accrued and unpaid dividends of $0.08021 per share was paid to holders of Series E Preferred Stock in connection with the redemption of our Series E Preferred Stock discussed above. For the fiscal years ended April 30, 2021, 2020 and 2019, we paid aggregate cash dividends of $4.5 million, $4.3 million and $4.3 million, respectively.

Sale of Common Stock

In December 2020, we completed an underwritten public offering pursuant to which we sold 3,833,335 shares of our common stock at the public offering price of $9.00 per share, including 500,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares. The aggregate gross proceeds we received from the public offering were $34.5 million, before deducting underwriting discounts and commissions and other offering related expenses of $2.4 million.

During the fiscal years ended April 30, 2020 and 2019, we had no offerings of our common stock.

Warrants

As of April 30, 2021 and 2020, we had no warrants issued or outstanding.

Shares of Common Stock Authorized and Reserved for Future Issuance

As of April 30, 2021, 61,068,579 shares of our common stock were issued and outstanding.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our common stock outstanding as of April 30, 2021 excluded the following shares of common stock reserved for future issuance (in thousands):

Shares
Stock Incentive Plans	6,290
Employee Stock Purchase Plan	1,076
Conversion of Convertible Senior Notes	6,776
Total common stock reserved for future issuance	14,142

Note 6 – Equity Compensation Plans

Stock Incentive Plans

The Avid Bioservices, Inc. 2018 Omnibus Incentive Plan (the “2018 Plan”) is a stockholder-approved plan, which provides, among other things, the ability for us to grant stock options, restricted stock units and other forms of stock-based awards. The 2018 Plan replaced our 2009, 2010 and 2011 Stock Incentive Plans (the “Prior Plans”). However, any awards outstanding under the Prior Plans as of the 2018 Plan’s effective date continue to remain subject to and be paid under the applicable Prior Plan, and any shares subject to outstanding awards under the Prior Plans that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares automatically become available for issuance under the 2018 Plan.

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

The 2018 Plan, the Prior Plans, and the Expired Plans are collectively referred to as the “Stock Plans”. As of April 30, 2021, we had an aggregate of 6,289,557 shares of our common stock reserved for issuance under the Stock Plans, of which 3,689,364 shares were subject to outstanding stock options and restricted stock units and 2,600,193 shares were available for future grants of stock-based awards.

Stock Options

Stock options granted under our Stock Plans are granted at an exercise price not less than the fair market value of our common stock on the date of grant. Stock option grants to employees generally vest in equal annual installments over a four-year period from the date of grant and stock option grants to non-employee directors generally vest over a period of one to three years from the date of grant. Stock options granted under the 2018 Plan have a contractual term of seven years; however, the maximum contractual term of any stock option granted under the Stock Plans is ten years.

The estimated fair value of stock options is measured at the grant date, using a fair value based method, such as a Black-Scholes option valuation model, and is amortized as stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The use of a valuation model requires us to make certain estimates and assumptions with respect to selected model inputs. The expected volatility is based on the daily historical volatility of our common stock covering the estimated expected term. The expected term of options granted reflects actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options. The risk-free interest rate is based on U.S. Treasury notes with terms within the contractual life of the option at the time of grant. The expected dividend yield assumption is based on our expectation of future dividend payouts. We have never declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of stock options on the date of grant and the weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows:

	Fiscal Year Ended April 30,
	2021	2020	2019
Risk-free interest rate	0.32%	1.86%	2.81%
Expected life (in years)	4.69	5.06	5.57
Expected volatility	81.42%	77.45%	76.56%
Expected dividend yield	–	–	–

The following summarizes our stock option transaction activity for the fiscal year ended April 30, 2021:

	Stock Options (in thousands)	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding at May 1, 2020	2,896	$6.20
Granted	914	$7.68
Exercised	(559)	$6.39
Canceled or expired	(121)	$7.23
Outstanding at April 30, 2021	3,130	$6.56	5.41	$46,452
Vested and expected to vest	3,130	$6.56	5.41	$46,452
Exercisable at April 30, 2021	1,458	$6.46	4.75	$21,787

______________

(1)	Aggregate intrinsic value represents the difference between the exercise price of an option and the closing market price of our common stock on April 30, 2021, which was $21.41 per share.

The weighted-average grant date fair value of options granted during the fiscal years ended April 30, 2021, 2020 and 2019 was $4.74, $3.74 and $3.30 per share, respectively.

The aggregate intrinsic value of stock options exercised during the fiscal years ended April 30, 2021, 2020 and 2019 was $3.9 million, $0.7 million and $0.5 million, respectively. Cash received from stock options exercised during fiscal years ended April 30, 2021, 2020 and 2019 totaled $3.6 million, $0.9 million and $1.3 million, respectively.

We issue shares of common stock that are reserved for issuance under the Stock Plans upon the exercise of stock options, and we do not expect to repurchase shares of common stock from any source to satisfy our obligations under our compensation plans.

As of April 30, 2021, the total estimated unrecognized compensation cost related to non-vested stock options was $5.5 million. This cost is expected to be recognized over a weighted average vesting period of 2.55 years based on current assumptions.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

A restricted stock unit (“RSU”) represents the right to receive one share of our common stock upon the vesting of such unit. RSUs granted to employees generally vest in equal annual installments over a four-year period from the date of grant and RSUs granted to non-employee directors generally vest over a period of one to three years from the date of grant. The estimated fair value of RSUs is based on the closing market value of our common stock on the date of grant and is amortized as stock-based compensation expense on a straight-line basis over the period of vesting.

The following summarizes our RSUs transaction activity for the fiscal year ended April 30, 2021:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at May 1, 2020	307	$5.23
Granted	356	7.29
Vested	(89)	5.27
Forfeited	(14)	5.64
Outstanding at April 30, 2021	560	$6.52

The weighted-average grant date fair value of RSUs granted during the fiscal years ended April 30, 2021, 2020 and 2019 was $7.29, $5.91 and $4.28 per share, respectively.

The total fair value of RSUs vested during the fiscal years ended April 30, 2021 and 2020 was $0.7 million and $0.3 million, respectively. No RSUs vested during the fiscal year ended April 30, 2019.

As of April 30, 2021, the total estimated unrecognized compensation cost related to non-vested RSUs was $2.8 million. This cost is expected to be recognized over a weighted average vesting period of 2.64 years.

Employee Stock Purchase Plan

The Avid Bioservices, Inc. 2010 Employee Stock Purchase Plan (the “ESPP”) is a stockholder-approved plan under which employees can purchase shares of our common stock, based on a percentage of their compensation, subject to certain limits. The purchase price per share is equal to the lower of 85% of the fair market value of our common stock on the first trading day of the six-month offering period or on the last trading day of the six-month offering period. On October 9, 2019, our stockholders approved an amendment to the ESPP to extend its term for an additional five years to October 21, 2025 and to change the commencement dates of the six-month offering periods from May 1 and November 1 of each year to January 1 and July 1 of each year.

During the fiscal years ended April 30, 2021, 2020 and 2019, a total of 72,409, 47,526 and 75,148 shares of our common stock were purchased, respectively, under the ESPP at a weighted average purchase price per share of $5.84, $3.94 and $3.44, respectively. As of April 30, 2021, we had 1,076,326 shares of our common stock reserved for issuance under the ESPP.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the shares purchased under the ESPP was determined using a Black-Scholes option valuation model (see explanation of valuation model inputs above under “Stock Options”) and is recognized as expense on a straight-line basis over the requisite service period (or six-month offering period).

The weighted average grant date fair value of purchase rights under the ESPP during fiscal years ended April 30, 2021, 2020 and 2019 was $3.17, $1.81 and $1.49, respectively, based on the following weighted-average Black-Scholes option valuation model inputs:

	Fiscal Year Ended April 30,
	2021	2020	2019
Risk-free interest rate	0.14%	2.08%	2.26%
Expected life (in years)	0.50	0.50	0.50
Expected volatility	75.50%	56.71%	71.10%
Expected dividend yield	–	–	–

Stock-based Compensation Expense

Stock-based compensation expense included in our Consolidated Statements of Operations and Comprehensive Income (Loss) was comprised of the following (in thousands):

	Fiscal Year Ended April 30,
	2021	2020	2019
Cost of revenues	$1,404	$922	$474
Selling, general and administrative expense	2,450	1,577	1,121
Total	$3,854	$2,499	$1,595

Due to the utilization of our tax carryforward attributes, no tax benefits have been recognized in the Consolidated Statements of Cash Flows.

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

At April 30, 2021, management assessed the realizability of deferred tax assets and evaluated the need for a valuation allowance for deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740 wherein management analyzes all positive and negative evidence available at the balance sheet date to determine whether all or some portion of our deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more-likely-than-not that the asset will not be realized. In assessing the realization of our deferred tax assets, management considers all available evidence, both positive and negative.

In concluding on the evaluation, management placed significant emphasis on guidance in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.” Based upon available evidence, it was concluded on a more-likely-than-not basis that all deferred tax assets were not realizable as of April 30, 2021. Accordingly, a valuation allowance of $111.4 million has been recorded to offset our deferred tax asset. The valuation allowance decreased $6.7 million and $1.4 million for the years ended April 30, 2021 and 2020, respectively.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are subject to taxation in the United States and various states jurisdictions. We have not been notified that we are under audit by the IRS or any state taxing authorities, however, due to the presence of NOL carryforwards, all of the income tax years remain open for examination in each of these jurisdictions.

At April 30, 2021, we had federal net operating loss carry forwards of approximately $406.7 million. The federal net operating loss carry forwards generated prior to January 1, 2018 expire in fiscal years 2022 through 2038. The federal net operating loss generated after January 1, 2018 of $19.6 million can be carried forward indefinitely. Utilization of net operating losses generated subsequent to 2020 are limited to 80% of future taxable income. We also have California state net operating loss carry forwards of approximately $272.1 million at April 30, 2021, which begin to expire in fiscal year 2029. We also have other state net operating loss carry forwards of approximately $0.9 million at April 30, 2021, which begin to expire in fiscal year 2037.

Additionally, the future utilization of our net operating loss carry forwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Section 382, as a result of ownership changes that may have occurred previously or that could occur in the future. A Section 382 analysis has been completed through April 30, 2021, which it was determined that no significant change in ownership had occurred. However, ownership changes occurring subsequent to April 30, 2021 may impact the utilization of net operating loss carry forwards and other tax attributes.

At April 30, 2021, we had $5.8 million and $3.3 million of federal and California research and development credit carry forwards. The California research credits do not expire and the federal credits begin to expire in in fiscal year 2026.

The provision for income taxes on our income (loss) from continuing operations for the fiscal years ended April 30, 2021, 2020 and 2019 is comprised of the following (in thousands):

	2021	2020	2019
Federal income taxes at statutory rate	$2,355	$(2,197)	$(1,120)
State income taxes, net of valuation allowance	–	–	(48)
Expiration and adjustments of deferred tax assets	451	2,588	2,507
Change in federal valuation allowance	2,450	(1,664)	(2,480)
Stock-based compensation	(240)	1,138	1,309
Research and development credits	(4,958)	–	–
Other, net	(58)	135	(452)
Income tax expense (benefit)	$–	$–	$(284)

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and deferred tax liabilities at April 30, 2021 and 2020 are as follows (in thousands):

	2021	2020
Net operating losses	$109,663	$114,105
Research and development credits	7,566	–
Stock-based compensation	2,776	2,573
Deferred revenue	1,086	810
Lease liabilities	6,260	6,324
Debt issuance costs	470	–
Accrued liabilities and other	942	1,197
Accrued compensation	2,263	–
Total deferred tax assets	131,026	125,009
Less valuation allowance	(111,388)	(118,137)
Total deferred tax assets, net of valuation allowance	19,638	6,872

Deferred tax liabilities:
Fixed assets	(1,404)	(1,216)
ROU assets	(5,508)	(5,656)
Beneficial conversion feature	(12,726)	–
Total deferred tax liabilities	(19,638)	(6,872)
Net deferred tax assets	$–	$–

In accordance with ASC 740, we are required to recognize the impact of an uncertain tax position in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained upon examination by the tax authorities. Unrecognized tax positions at April 30, 2021 and 2020 are as follows (in thousands):

	2021	2020
Unrecognized tax positions, beginning of year	$–	$–
Gross increase – prior period tax positions	1,600	–
Unrecognized tax positions, end of year	$1,600	$–

It is our policy, in accordance with authoritative guidance, to recognize interest and penalties related to income tax matters in interest expense and interest and other income, net, respectively, in our consolidated statements of operations and comprehensive income (loss) for the fiscal years ended April 30, 2021 and 2020. If recognized, none of the unrecognized tax positions would impact our income tax benefit or effective tax rate as long as our net deferred tax assets remain subject to a full valuation allowance. We do not expect any significant increases or decreases to our unrecognized tax positions within the next 12 months.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, the creation of certain refundable employee retention credits, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The CARES Act did not have a material impact on our income tax provision for the years ended April 30, 2021, or 2020.

On June 29, 2020, the state of California enacted Assembly Bill No. 85 (AB 85) suspending California net operating loss utilization and imposing a cap on the amount of business incentive tax credits companies can utilize, effective for tax years 2020, 2021 and 2022. This bill is not anticipated to materially impact our income tax provision.

Note 8 – Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing our net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing our net income (loss) attributable to common stockholders by the sum of the weighted average number of shares of common stock outstanding during the period plus the potential dilutive effects of stock options, unvested RSUs, shares of common stock expected to be issued under our ESPP, warrants, Series E Preferred Stock, and Convertible Notes outstanding during the period.

Net income attributable to common stockholders represents our net income less Series E Preferred Stock accumulated dividends and impact of Series E Preferred Stock redemption. Net loss attributable to common stockholders represents our net loss plus Series E Preferred Stock accumulated dividends. Series E Preferred Stock accumulated dividends include dividends declared for the period (regardless of whether or not the dividends have been paid) and dividends accumulated for the period (regardless of whether or not the dividends have been declared).

The potential dilutive effect of stock options, unvested RSUs, shares of common stock expected to be issued under our ESPP, and warrants outstanding during the period are calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. The potential dilutive effect of our Series E Preferred Stock and Convertible Notes outstanding during the period are calculated using the if-converted method assuming the conversion of Series E Preferred Stock and Convertible Notes as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. A reconciliation of the numerators and the denominators of the basic and dilutive net income (loss) per common share computations are as follows (in thousands, expect per share amounts):

	Fiscal Year Ended April 30,
	2021	2020	2019
Numerator
Net income (loss)	$11,212	$(10,466)	$(4,215)
Series E preferred stock accumulated dividends	(4,455)	(4,686)	(4,686)
Impact of Series E preferred stock redemption	(3,439)	–	–
Net income (loss) attributable to common stockholders	$3,318	$(15,152)	$(8,901)
Denominator
Weighted average common shares outstanding, basic	58,222	56,326	55,981
Effect of dilutive securities:
Stock options	909	–	–
RSUs	272	–	–
ESPP	23	–	–
Weighted average common shares outstanding, dilutive	59,426	56,326	55,981

Net income (loss) per share, basic:	$0.06	$(0.27)	$(0.16)
Net income (loss) per share, dilutive	$0.06	$(0.27)	$(0.16)

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the potential dilutive securities excluded from the calculation of diluted net income (loss) per share for the periods presented as the effect of their inclusion would have been anti-dilutive (in thousands):

	Fiscal Year Ended April 30,
	2021	2020	2019
Stock options	829	2,795	2,851
RSUs	–	83	68
ESPP	–	7	11
Warrants	–	–	13
Series E Preferred Stock	1,864	1,979	1,979
Convertible senior notes	928	–	–
Total	3,621	4,864	4,922

Note 9 – Employee Benefit Plan

We maintain a 401(k) Plan pursuant to section 401(k) of the Internal Revenue Code that allows participating employees to defer a portion of their compensation on a tax deferred basis up to the maximum amount permitted by the Internal Revenue Code. We match 50% of employee contributions of up to 6% of their annual eligible compensation. Total expense recognized by us for matching contributions to the 401(k) Plan for the fiscal years ended April 30, 2021, 2020 and 2019 was $0.5 million, $0.5 million and $0.4 million, respectively.

Note 10 – Commitments and Contingencies

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

In March 2020, the World Health Organization declared the novel coronavirus disease (“COVID-19”) outbreak a global pandemic and recommended containment and mitigation measures worldwide. Since the announcement we have been monitoring this closely, and although the COVID-19 pandemic has not had a significant impact on our operations to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is highly uncertain. Accordingly, we cannot provide any assurance that the COVID-19 pandemic will not have a material adverse impact on our operations or future results. The extent to which the COVID-19 pandemic may impact our future business, strategic initiatives, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity and resurgence of the COVID-19 pandemic, the effects of the COVID-19 pandemic on our workforce, customers and vendors and the remedial actions and stimulus measures adopted by local and federal governments, and the extent to which normal economic and operating conditions can resume.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Sale of Research and Development Assets

In February 2018, we entered into an Asset Assignment and Purchase Agreement (the “February 2018 Purchase Agreement”) with OncXerna Therapeutics, Inc. (“OncXerna”) (formerly known Oncologie, Inc.), pursuant to which we sold to Oncologie the majority of our research and development assets, which included the assignment of certain exclusive licenses related to our former phosphatidylserine (“PS”)-targeting program, as well as certain other licenses and assets useful and/or necessary for the potential commercialization of bavituximab.

Pursuant to the February 2018 Purchase Agreement, we received an aggregate of $8.0 million from OncXerna, of which $3.0 million was received in fiscal year 2018 and $5.0 million was received in fiscal year 2019. We are also eligible to receive up to an additional $95.0 million in the event that OncXerna achieves certain development, regulatory and commercialization milestones with respect to bavituximab. In addition, we are eligible to receive royalties on net sales that are upward tiering into the mid-teens in the event that OncXerna commercializes and sells products utilizing bavituximab or the other transferred assets. As of April 30, 2021, no development, regulatory or commercialization milestones have been achieved by OncXerna under the February 2018 Purchase Agreement. OncXerna is responsible for all future research, development and commercialization of bavituximab, including all related intellectual property costs and all other future liabilities and obligations arising out of the ownership of the transferred assets.

In September 2018, we entered into a separate Asset Assignment and Purchase Agreement (the “September 2018 Purchase Agreement”) with OncXerna, pursuant to which we sold to OncXerna our r84 technology, which included the assignment of certain licenses, patents and other assets useful and/or necessary for the potential commercialization of the r84 technology.

Pursuant to the September 2018 Purchase Agreement, we received $1.0 million from OncXerna, which amount was paid in fiscal year 2019. We are also eligible to receive up to an additional $21.0 million in the event that OncXerna achieves certain development, regulatory and commercialization milestones with respect to r84. In addition, we are eligible to receive royalties on net sales ranging from the low to mid-single digits in the event that OncXerna commercializes and sells products utilizing the r84 technology. As of April 30, 2021, no development, regulatory or commercialization milestones have been achieved by OncXerna under the September 2018 Purchase Agreement. OncXerna is responsible for all future research, development and commercialization of r84, including all related intellectual property costs and all other future liabilities and obligations arising out of the ownership of the transferred assets.

Discontinued Operations

As a result of the sale of our PS-targeting and r84 technologies, the abandonment of our remaining research and development assets, and the strategic shift in our corporate direction to focus solely on our CDMO business, the operating results from our former research and development segment have been excluded from continuing operations and presented as discontinued operations in the accompanying consolidated financial statements for all periods presented. During the fiscal year ended April 30, 2019, we recorded a gain of $1.0 million upon the completion of the February 2018 Purchase Agreement, which amount is included in income from discontinued operations, net of tax, in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended April 30, 2019. The results of operations from discontinued operations presented below include certain allocations that management believes fairly reflect the utilization of services provided to the former research and development segment. The allocations do not include amounts related to general corporate administrative expenses or interest expense. Therefore, these results of operations do not necessarily reflect what the results of operations would have been had the former research and development segment operated as a stand-alone segment.

avid bioservices, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no operating results from discontinued operations for the fiscal years ended April 30, 2021 and 2020.

The following table summarizes the results of discontinued operations for the fiscal year ended April 30, 2019 (in thousands):

Other income	$125
Gain on sale of research and development assets before income taxes	1,000
Income tax expense	284
Income from discontinued operations, net of tax	$841

Note 12 – Selected Quarterly Financial Data (Unaudited)

The following is a summary of our unaudited quarterly results for each of the two most recent fiscal years (in thousands, except per share amounts):

	Fiscal Year Ended April 30, 2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$25,392	$21,064	$21,806	$27,606
Gross profit	$8,544	$6,418	$6,202	$8,143
Total operating expenses	$3,825	$4,166	$4,018	$5,055
Interest and other income (expense), net (1)	$11	$32	$23	$(1,097)
Net income	$4,730	$2,284	$2,207	$1,991
Series E preferred stock accumulated dividends	$(1,442)	$(1,442)	$(1,442)	$(1,211)
Impact of Series E preferred stock redemption (2)	$–	$–	$–	$(3,439)
Net income (loss) attributable to common stockholders	$3,288	$842	$765	$(2,659)
Basic and diluted net income (loss) per common share attributable to common stockholders (3)	$0.06	$0.01	$0.01	$(0.04)

	Fiscal Year Ended April 30, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$15,254	$18,313	$13,585	$12,550
Gross profit (loss)	$1,086	$3,360	$785	$(1,299)
Total operating expenses (4)	$4,459	$3,889	$2,996	$3,528
Net loss	$(3,164)	$(430)	$(2,104)	$(4,768)
Series E preferred stock accumulated dividends	$(1,442)	$(1,442)	$(1,442)	$(1,442)
Net loss attributable to common stockholders	$(4,606)	$(1,872)	$(3,546)	$(6,210)
Basic and diluted net loss per common share attributable to common stockholders (3)	$(0.08)	$(0.03)	$(0.06)	$(0.11)

________________

(1)	Interest and other income (expense), net, for the fourth quarter ended April 30, 2021 includes aggregate interest expense of $1.2 million related to our Convertible Notes issued in March 2021 (Note 3).
(2)	On April 12, 2021 we redeemed our outstanding shares of Series E Preferred Stock at a per share price equal to the $25.00 liquidation amount plus accrued and unpaid dividends up to, but excluding, the redemption date (Note 5). In connection with the completed redemption, we incurred a charge of $3.4 million related to the excess of the redemption value paid upon redemption over the carrying value of our Series E Preferred Stock.
(3)	Basic and diluted net income (loss) per common share attributable to common stockholders was the same for all periods presented.
(4)	Total operating expenses for the second quarter of fiscal year ended April 30, 2020 includes a loss on lease termination of $0.4 million (Note 4).

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosures

None.

Item 9A.	Controls And Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” defined in Rule 13a-15(e) under the Exchange Act refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2021. Based on this evaluation, our president and chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2021 to ensure the timely disclosure of required information in our SEC filings.

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

Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2021.

Our internal control over financial reporting as of April 30, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

Management has determined that, as of April 30, 2021, there were no significant changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Avid Bioservices, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Avid Bioservices, Inc.’s internal control over financial reporting as of April 30, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Avid Bioservices, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 30, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2021, and the related notes and our report dated June 29, 2021 expressed an unqualified opinion thereon.

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

June 29, 2021

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers And Corporate Governance

The information required by this Item regarding our directors, executive officers and committees of our board of directors is incorporated by reference to the information set forth under the captions, “Election of Directors,” “Executive Compensation” and “Corporate Governance” in our 2021 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2021 (the “2021 Definitive Proxy Statement”).

Information required by this Item regarding Section 16(a) reporting compliance is incorporated by reference to the information set forth under the caption, “Delinquent Section 16(a) Reports” in our 2021 Definitive Proxy Statement.

Information required by this Item regarding our code of ethics is incorporated by reference to the information set forth under the caption, “Corporate Governance” in our 2021 Definitive Proxy Statement.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the information set forth under the captions, “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” in our 2021 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2021.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Other than as set forth below, the information required by this Item is incorporated by reference to the information set forth under the caption, “Security Ownership of Certain Beneficial Owners, Directors and Management” in our 2021 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2021.

Equity Compensation Plan Information

The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of April 30, 2021:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($/share)	(c) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders (1)	3,688,392	6.56	2,600,193
Equity compensation plans not approved by stockholders (2)	972	6.65	–
Employee Stock Purchase Plan approved by stockholders	–	–	1,076,326
Total	3,689,364	6.56 (3)	3,676,519

________________________

(1)	Represents stock options and restricted stock units under our stockholder approved equity compensation plans referred to as the 2018 Omnibus Incentive Plan, the 2011 Stock Incentive Plan, the 2010 Stock Incentive Plan, the 2009 Stock Incentive Plan, the 2005 Stock Incentive Plan and the 2003 Stock Incentive Plan.
(2)	Represents stock options under our 2002 Stock Incentive Plan (the “2002 Plan”), which was not submitted for stockholder approval. The 2002 Plan, which expired in June 2012, was a broad-based non-qualified stock option plan for the issuance of up to 85,714 stock options. The 2002 Plan provided for the granting of options to purchase shares of our common stock at prices not less than the fair market value of our common stock at the date of grant and generally expired ten years after the date of grant. No additional grants of stock options can be granted under the 2002 Plan, however, the terms of the 2002 Plan remain in effect with respect to the outstanding options granted under the 2002 Plan until they are exercised, canceled or expired.
(3)	Represents the weighted-average exercise price of outstanding stock options as there is no exercise price for restricted stock units.

Item 13.	Certain Relationships And Related Transactions, And Director Independence

The information required by this Item is incorporated by reference to the information set forth under the captions, “Certain Relationships and Related Transactions,” “Director Independence” and “Compensation Committee Interlocks and Insider Participation” in our 2021 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2021.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the information set forth under the caption, “Independent Registered Public Accounting Firm Fees” in our 2021 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2021.

PART IV

Item 15.	Exhibits And Financial Statement Schedules

(a)	Documents filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements

(2)       Financial Statement Schedules

All schedules are omitted as the required information is inapplicable, or the information is presented in the consolidated financial statements or related notes.

(3)       Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Item 16.	FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	Date Filed	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of April 30, 2021, by and between Avid SPV, LLC and Avid Bioservices, Inc.	8-K	5/5/2021	2.1
3.1	Certificate of Incorporation, as amended through October 4, 2018	10-Q	12/10/2018	3.1
3.2	Amended and Restated Bylaws	8-K	9/15/2020	3.2
4.1	Indenture, dated as of March 12, 2021, by and among Avid SPV, LLC, Avid Bioservices, Inc. and U.S. Bank National Association, as trustee	8-K	3/12/2021	4.1
4.2	First Supplemental Indenture, dated as of April 30, 2021, by and among Avid SPV, LLC, Avid Bioservices, Inc. and U.S. Bank National Association, as trustee	8-K	5/5/2021	4.1
4.3	Form of Note, between U.S. Bank National Association, as trustee and Avid SPV, LLC	8-K	3/12/2021	4.2
4.4	Description of Registrant’s Securities				X
10.1*	2002 Non-Qualified Stock Option Plan	S-8	6/23/2006	4.17
10.2*	Form of 2002 Non-Qualified Stock Option Agreement	S-8	6/23/2006	4.18
10.3*	2003 Stock Incentive Plan Non-qualified Stock Option Agreement	S-8	12/16/2004	10.95
10.4*	2003 Stock Incentive Plan Incentive Stock Option Agreement	S-8	12/16/2004	10.96
10.5*	2010 Stock Incentive Plan	DEF-14A	8/27/2010	A
10.6*	Form of Stock Option Award Agreement under 2010 Stock Incentive Plan	S-8	12/9/2010	4.17
10.7*	2010 Employee Stock Purchase Plan	DEF-14A	8/27/2010	B
10.8*	Amendment to the 2010 Employee Stock Purchase Plan	DEF-14A	8/26/2016	B
10.9*	2011 Stock Incentive Plan	DEF-14A	8/26/2011	A
10.10*	Form of Stock Option Award Agreement under 2011 Stock Incentive Plan	S-8	12/12/2011	4.20
10.11*	First Amendment to 2011 Stock Incentive Plan	DEF-14A	8/27/2012	A
10.12*	Second Amendment to 2011 Stock Incentive Plan	DEF-14A	8/26/2013	A
10.13*	Third Amendment to 2011 Stock Incentive Plan	10-K	7/14/2015	4.24
10.14*	Form of Amendment to Stock Option Award Agreement Under 2011 Stock Incentive Plan related to Non-Employee Director stock option awards	10-K	7/14/2015	4.27
10.15*	Fourth Amendment to 2011 Stock Incentive Plan	DEF-14A	8/28/2015	B
10.16*	Avid Bioservices, Inc. 2018 Omnibus Incentive Plan	DEF-14A	8/17/2018	A
10.17*	Form of Stock Option Award Agreement under 2018 Omnibus Incentive Plan	S-8	12/10/2018	4.2
10.18*	Form of Restricted Stock Unit Award Agreement under 2018 Omnibus Incentive Plan	S-8	12/10/2018	4.3
10.19	Lease and Agreement of Lease between TNCA, LLC, as Landlord, and Avid Bioservices, Inc., as Tenant, dated as of December 24, 1998	10-Q	3/12/1999	10.48
10.20	First Amendment to Lease and Agreement of Lease between TNCA, LLC, as Landlord, and Avid Bioservices, Inc., as Tenant, dated December 22, 2005	8-K	12/23/2005	99.1, 99.2
10.21*	Amended and Restated Employment Agreement by and between Avid Bioservices, Inc. and Mark R. Ziebell, effective December 27, 2012	10-Q	12/27/2012	10.38

10.22**	Asset Assignment and Purchase Agreement by and between Avid Bioservices, Inc. and Oncologie, Inc., dated February 12, 2018	10-K	7/16/2018	10.11
10.23*	Employment Agreement by and between Avid Bioservices, Inc. and Daniel R. Hart, effective June 26, 2019	10-K	6/27/2019	10.7
10.24*	Amendment to 2010 Employee Stock Purchase Plan	DEF-14A	8/21/2019	A
10.25*	Employment Agreement by and between Avid Bioservices, Inc. and Nicholas S. Green, effective July 30, 2020	10-Q	9/1/2020	10.8
10.26	Form of Capped Call Transactions Confirmation	8-K	3/12/2021	10.1
23.1	Consent of Independent Registered Public Accounting Firm				X
24	Power of Attorney (included on signature page of Annual Report)				X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended				X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350				X
101.XML	XBRL Taxonomy Extension Instance Document				X
101.XSD	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Presentation Extension Linkbase Document				X

*   This Exhibit is a management contract or a compensation plan or arrangement.

**Portions omitted pursuant to a request of confidentiality filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVID BIOSERVICES, INC.

Date: June 29, 2021	By: /s/ Nicholas S. Green
Nicholas S. Green,
President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nicholas S. Green, President and Chief Executive Officer, and Daniel R. Hart, Chief Financial Officer, and each of them, his true and lawful attorneys-in-fact and agents, with the full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons (including a majority of the board of directors) on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Nicholas S. Green	President and Chief Executive Officer and Director	June 29, 2021
Nicholas S. Green	(Principal Executive Officer)

/s/ Daniel R. Hart	Chief Financial Officer	June 29, 2021
Daniel R. Hart	(Principal Financial Officer and Principal Accounting Officer)

/s/ Joseph Carleone, Ph.D.	Chairman of the Board of Directors	June 29, 2021
Joseph Carleone, Ph.D.

/s/ Mark R. Bamforth	Director	June 29, 2021
Mark R. Bamforth

/s/ Catherine J. Mackey, Ph.D.	Director	June 29, 2021
Catherine J. Mackey, Ph.D.

/s/ Gregory P. Sargen	Director	June 29, 2021
Gregory P. Sargen

/s/ Jeanne Thoma	Director	June 29, 2021
Jeanne Thoma

