Form 10-Q
period 2021-07-31
Avid Bioservices, Inc.
filed 2021-09-08
CIK 704562

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

or

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

As of August 24, 2021, the number of shares of registrant’s common stock outstanding was 61,341,484.

AVID BIOSERVICES, INC.

Form 10-Q

For The Quarter Ended July 31, 2021

As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “we,” “us,” “our,” and the “Company” refer to Avid Bioservices, Inc. and its subsidiary.

i

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

avid bioservices, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except par value)

	July 31, 2021	April 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$159,692	$169,915
Accounts receivable	18,354	18,842
Contract assets	5,956	6,112
Inventory	15,242	11,871
Prepaid expenses	1,536	1,064
Total current assets	200,780	207,804
Property and equipment, net	44,569	37,455
Operating lease right-of-use assets	22,877	18,691
Other assets	1,955	1,210
Restricted cash	350	350
Total assets	$270,531	$265,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,611	$9,257
Accrued payroll and related costs	4,114	8,794
Contract liabilities	46,262	50,769
Current portion of operating lease liabilities	1,630	1,355
Other current liabilities	1,631	761
Total current liabilities	63,248	70,936

Convertible senior notes, net	138,812	96,949
Operating lease liabilities, less current portion	23,835	19,889

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at July 31, 2021 and April 30, 2021, respectively	–	–
Common stock, $0.001 par value; 150,000 shares authorized; 61,341 and 61,069 shares issued and outstanding at July 31, 2021 and April 30, 2021, respectively	61	61
Additional paid-in capital	597,320	637,534
Accumulated deficit	(552,745)	(559,859)
Total stockholders’ equity	44,636	77,736
Total liabilities and stockholders’ equity	$270,531	$265,510

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and comprehensive INCOME

(Unaudited) (In thousands, except per share information)

	Three Months Ended July 31,
	2021	2020

Revenues	$30,754	$25,392
Cost of revenues	19,363	16,848
Gross profit	11,391	8,544

Operating expenses:
Selling, general and administrative	4,460	3,825
Operating income	6,931	4,719
Interest income	76	15
Interest expense	(703)	(4)
Net income	$6,304	$4,730
Comprehensive income	$6,304	$4,730
Series E preferred stock accumulated dividends	–	(1,442)
Net income attributable to common stockholders	$6,304	$3,288

Net income per share attributable to common stockholders:
Basic	$0.10	$0.06
Diluted	$0.10	$0.06

Weighted average common shares outstanding:
Basic	61,137	56,523
Diluted	63,571	56,892

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS of STOCKHOLDERs’ EQUITY

(Unaudited) (In thousands, except per share information)

	Three Months Ended July 31, 2021
	Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at April 30, 2021	–	$–	61,069	$61	$637,534	$(559,859)	$77,736
Cumulative-effect adjustment from modified retrospective adoption of ASU 2020-06	–	–	–	–	(42,431)	810	(41,621)
Common stock issued under equity compensation plans	–	–	272	–	918	–	918
Stock-based compensation expense	–	–	–	–	1,299	–	1,299
Net income	–	–	–	–	–	6,304	6,304
Balance at July 31, 2021	–	$–	61,341	$61	$597,320	$(552,745)	$44,636

	Three Months Ended July 31, 2020
	Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at April 30, 2020	1,648	$2	56,483	$56	$612,909	$(571,071)	$41,896
Series E preferred stock dividends paid ($0.65625 per share)	–	–	–	–	(1,081)	–	(1,081)
Common stock issued under equity compensation plans	–	–	118	–	264	–	264
Stock-based compensation expense	–	–	–	–	730	–	730
Net income	–	–	–	–	–	4,730	4,730
Balance at July 31, 2020	1,648	$2	56,601	$56	$612,822	$(566,341)	$46,539

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Three Months Ended July 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,304	$4,730
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,009	830
Stock-based compensation	1,299	730
Amortization of debt issuance costs	254	–
Changes in operating assets and liabilities:
Accounts receivable	488	(5,705)
Contract assets	156	(1,017)
Inventory	(3,371)	1,273
Prepaid expenses and other assets	(1,217)	143
Accounts payable	(3,570)	(1,572)
Accrued payroll and related costs	(4,680)	386
Contract liabilities	(4,507)	(1,997)
Other accrued expenses and liabilities	893	(74)
Net cash used in operating activities	(6,942)	(2,273)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,199)	(489)
Net cash used in investing activities	(4,199)	(489)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity compensation plans	918	264
Repayment of note payable	–	(4,379)
Dividends paid on preferred stock	–	(1,081)
Principal payments on finance lease	–	(93)
Net cash provided by (used in) financing activities	918	(5,289)

Net decrease in cash, cash equivalents and restricted cash	(10,223)	(8,051)
Cash, cash equivalents and restricted cash, beginning of period	170,265	36,612
Cash, cash equivalents and restricted cash, end of period	$160,042	$28,561

Supplemental disclosures of non-cash activities:
Unpaid purchases of property and equipment	$3,924	$1,370
Right-of-use assets obtained upon lease modification, net	$4,554	$–

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown above:

	July 31, 2021	April 30, 2021	July 31, 2020	April 30, 2020
Cash and cash equivalents	$159,692	$169,915	$28,211	$36,262
Restricted cash	350	350	350	350
Total cash, cash equivalents and restricted cash	$160,042	$170,265	$28,561	$36,612

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to quarterly reports on Form 10-Q, and accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021, as filed with the SEC on June 29, 2021. The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented, with such adjustments consisting only of normal recurring adjustments. Results of operations for interim periods covered by this Quarterly Report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year or any other interim period.

The unaudited condensed consolidated financial statements include the accounts of Avid Bioservices, Inc. and its subsidiary. All intercompany accounts and transactions among the consolidated entities have been eliminated in the unaudited condensed consolidated financial statements.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts, as well as disclosures of commitments and contingencies in the financial statements and accompanying notes. Actual results could differ materially from those estimates and assumptions.

Note 2 – Summary of Significant Accounting Policies

Information regarding our significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, of the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021.

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

The following table summarizes our manufacturing and process development revenue streams (in thousands):

	Three Months Ended July 31,
	2021	2020
Manufacturing revenues	$25,675	$24,063
Process development revenues	5,079	1,329
Total revenues	$30,754	$25,392

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets (unbilled receivables) and contract liabilities (customer deposits and deferred revenue). Contract assets are recorded when our right to consideration is conditioned on something other than the passage of time. Contract assets are reclassified to accounts receivable on the balance sheet when our rights become unconditional. Contract liabilities represent customer deposits and deferred revenue billed and/or received in advance of our fulfillment of performance obligations. Contract liabilities convert to revenue as we perform our obligations under the contract.

During the three months ended July 31, 2021 and 2020, we recognized revenue of $17.5 million and $16.4 million, respectively, for which the contract liability was recorded in a prior period.

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

Management may be required to exercise judgement in estimating revenue to be recognized. Judgement is required in identifying performance obligations, estimating the transaction price, estimating the stand-alone selling prices of identified performance obligations, and estimating the progress towards the satisfaction of performance obligations. If actual results in the future vary from our estimates, the estimates will be adjusted, which will affect revenues in the period that such variances become known. There were no material adjustments in estimates for variable consideration during the three months ended July 31, 2021 and 2020.

We apply the practical expedient available under ASC 606 that permits us not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. As of July 31, 2021, we do not have any unsatisfied performance obligations for contracts greater than one year.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restricted Cash

Under the terms of an operating lease related to one of our facilities (Note 4), we are required to maintain a letter of credit as collateral. Accordingly, at July 31, 2021 and April 30, 2021, restricted cash of $0.4 million was pledged as collateral under the letter of credit.

Leases

We determine if an arrangement is or contains a lease at inception. Our operating leases with a term greater than one year are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities and operating lease liabilities, less current portion in our consolidated balance sheets. ROU assets represent our right to use an underlying asset during the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date, based on the present value of lease payments over the lease term. In determining the net present value of lease payments, we use our incremental borrowing rate which represents an estimated rate of interest that we would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Construction-in-progress, which represents direct costs related to the construction of various equipment and leasehold improvements primarily associated with our manufacturing facilities, is not depreciated until the asset is completed and placed into service. No interest was incurred or capitalized as construction-in-progress as of July 31, 2021 and April 30, 2021. All of our property and equipment are located in the United States. Property and equipment consist of the following (in thousands):

	July 31, 2021	April 30, 2021
Leasehold improvements	$23,000	$23,000
Laboratory and manufacturing equipment	21,303	20,793
Computer equipment and software	5,541	5,541
Furniture, fixtures and office equipment	843	843
Construction-in-progress	15,985	8,372
Total property and equipment, gross	66,672	58,549
Less: accumulated depreciation and amortization	(22,103)	(21,094)
Total property and equipment, net	$44,569	$37,455

Depreciation and amortization expense for the three months ended July 31, 2021 and 2020 was $1.0 million and $0.8 million, respectively.

Impairment

Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. If such events or changes in circumstances arise, we compare the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the long-lived assets are determined to be impaired, any excess of the carrying value of the long-lived assets over its estimated fair value is recognized as an impairment loss. For the three months ended July 31, 2021 and 2020, there were no indicators of impairment of the value of our long-lived assets and no cumulative impairment losses recognized as of July 31, 2021.

Stock-Based Compensation

We account for stock options, restricted stock units, performance stock units and other stock-based awards granted under our equity compensation plans in accordance with the authoritative guidance of ASC 718, Compensation – Stock Compensation. The estimated fair value of stock options granted to employees in exchange for services is measured at the grant date, using a fair value based method, such as a Black-Scholes option valuation model, and is recognized as expense on a straight-line basis over the requisite service periods. The fair value of restricted stock units and performance stock units is measured at the grant date based on the closing market price of our common stock on the date of grant. For restricted stock units, the fair value is recognized as expense on a straight-line basis over the requisite service periods. For performance stock units, which are subject to performance conditions, the fair value is recognized as expense on a straight-line basis over the requisite service periods when the achievement of such performance condition is determined to be probable. If a performance condition is not determined to be probable or is not met, no stock-based compensation expense is recognized, and any previously recognized expense is reversed. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur.

Comprehensive Income

Comprehensive income is the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income is equal to our net income for all periods presented.

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

As of July 31, 2021 and April 30, 2021, we do not have any Level 2 or Level 3 financial assets and our cash equivalents of $145.0 million and $158.8 million, respectively, are invested in money market funds with two major commercial banks, are carried at fair value based on quoted market prices for identical securities (Level 1 input). We consider the fair value of our convertible senior notes to be a Level 2 measurement due to limited trading activity of the senior convertible notes. Refer to Note 3, Debt, of the Notes to Condensed Consolidated Financial Statements for further details. We do not have any other Level 2 or Level 3 financial liabilities as of July 31, 2021 and April 30, 2021.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU 2016-13”). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. As a smaller reporting company as defined by the SEC, ASU 2016-13 and its subsequent updates are effective for fiscal years beginning after December 15, 2022, which will be our fiscal year 2024 beginning May 1, 2023; however, early adoption is permitted. We are currently evaluating the timing and the impact this standard will have on our condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions and improving consistent application in certain areas of Topic 740. ASU 2019-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, which will be our fiscal year 2022 beginning May 1, 2021. Early adoption is permitted. We adopted ASU 2019-12 on May 1, 2021 and the adoption of this standard did not have a material impact on our condensed consolidated financial statements.

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

We elected to early adopt ASU 2020-06 on May 1, 2021 using a modified retrospective transition method. Under this transition method, prior period financial information and disclosures are not adjusted and continue to be reported under the accounting standards that were in effect prior to our adoption of ASU 2020-06.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The adoption of ASU 2020-06 resulted in the re-combination of the debt and equity components of our convertible senior notes (Note 3) into a single debt instrument, which resulted in a $42.4 million decrease in additional paid-in capital from the derecognition of the bifurcated equity component, a $41.6 million increase in convertible senior notes from the derecognition of the discount associated with the bifurcated equity component, or debt discount, and $0.8 million decrease to the opening balance of accumulated deficit, representing the cumulative non-cash interest expense recognized related to the amortization of the debt discount associated with the bifurcated equity component of our convertible senior notes. The adoption of this standard will also reduce the non-cash interest expense recognized in future periods due to the derecognition of the debt discount associated with the bifurcated equity component of our convertible senior notes. When calculating net income per share of common stock attributable to common stockholders, we use the if-converted method as required under ASU 2020-06 to determine the dilutive effect of our convertible senior notes.

Note 3 – Debt

Convertible Senior Notes

In March 2021, we issued $143.8 million in aggregate principal amount of 1.250% exchangeable senior notes due 2026 (“Convertible Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act, which aggregate principal amount included the $18.8 million issued pursuant to the initial purchasers’ full exercise of their option to purchase additional principal amount of Convertible Notes. The net proceeds we received from the issuance of Convertible Notes was $138.5 million, after deducting initial purchaser discounts and other debt issuance related expenses of $5.3 million.

The Convertible Notes are senior unsecured obligations and accrue interest at a rate of 1.250% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2021. The Convertible Notes mature on March 15, 2026, unless earlier redeemed or repurchased by us or converted at the option of the holders. The Convertible Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election in the manner and subject to the terms and conditions provided in the indenture (the “Indenture”) governing the Convertible Notes.

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

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

If we undergo a fundamental change (as defined in the Indenture), holders may require us to repurchase for cash all or any portion of their Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding the redemption date.

The Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, the trustee or the holders of at least 25% in aggregate principle amount of the outstanding Convertible Notes may declare the entire principal of all the Convertible Notes plus accrued and unpaid interest to be immediately due and payable.

As of July 31, 2021, the conditions allowing holders of the Convertible Notes to convert had not been met and, therefore, the Convertible Notes are classified as a long-term liability on the Condensed Consolidated Balance Sheets at July 31, 2021 and April 30, 2021.

In accounting for the issuance of the Convertible Notes, prior to the adoption of ASU 2020-06, we separated the Convertible Notes into debt and equity components. The carrying amount of the debt component on the date of the issuance was $99.7 million and was determined based on a binomial lattice model, which yielded an effective discount rate of 8.78% and was derived with the assistance of a third-party valuation. The equity component was allocated a value of $44.1 million, representing the difference between the par value of the Convertible Notes and the fair value of the debt component. The equity component was not remeasured as long as it continued to meet the conditions for equity classification, and the equity component was recorded as additional paid-in capital within stockholders’ equity on the Condensed Consolidated Balance Sheet at April 30, 2021. The difference between the principal amount of the Convertible Notes and the debt component, or the debt discount, was amortized to interest expense using the effective interest method over the contractual term of the Convertible Notes.

In accounting for the issuance costs related to the Convertible Notes, prior to the adoption of ASU 2020-06, we allocated the total amount incurred to the debt and equity components of the Convertible Notes based on their relative values. Issuance costs attributable to the debt component were $3.7 million and are being amortized to interest expense using the effective interest method over the contractual term of the Convertible Notes. Issuance costs attributable to the equity component were $1.6 million and were netted with the equity component in additional paid-in capital within stockholders’ equity on the Condensed Consolidated Balance Sheet at April 30, 2021.

On May 1, 2021, we elected to early adopt ASU 2020-06 using the modified retrospective transition method. Under such transition method, prior period financial information and disclosures are not adjusted and continue to be reported under the accounting standards that were in effect prior to our adoption of ASU 2020-06.

The adoption of ASU 2020-06 resulted in the re-combination of the debt and equity components of the Convertible Notes into a single debt instrument, which resulted in a $42.4 million decrease in additional paid-in capital from the derecognition of the bifurcated equity component, a $41.6 million increase in convertible senior notes, net from the derecognition of the discount associated with the bifurcated equity component, or debt discount, and $0.8 million decrease to the May 1, 2021 opening balance of accumulated deficit, representing the cumulative non-cash interest expense recognized related to the amortization of the debt discount associated with the bifurcated equity component of the Convertible Notes. Additionally, we derecognized the allocation of the issuance costs to the equity component and all issuance costs related to the Convertible Notes are being amortized to interest expense using the effective interest method over the contractual term of the Convertible Notes which is included in the cumulative adjustment to the opening balance of accumulated deficit.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The net carrying amount of the Convertible Notes is as follows (in thousands):

	July 31, 2021	April 30, 2021
Principal	$143,750	$143,750
Unamortized debt discount (1)	–	(43,189)
Unamortized issuance costs	(4,938)	(3,612)
Net carrying amount	$138,812	$96,949

The net carrying amount of the equity component of the Convertible Notes is as follows (in thousands):

	July 31, 2021	April 30, 2021
Equity component (debt discount)	$–	$44,051
Issuance costs	–	(1,620)
Net carrying amount (1)	$–	$42,431

________________

(1)	As discussed above, the adoption of ASU 2020-06 on May 1, 2021 resulted in the re-combination of the debt and equity components of the Convertible Notes into a single debt instrument. Accordingly, the unamortized debt discount balance and the net carrying amount of the equity component were derecognized.

As of July 31, 2021, the estimated fair value of the Convertible Notes was approximately $200.5 million. The fair value was determined based on the last actively traded price per $100 of the Convertible Notes for the period ended July 31, 2021 (Level 2).

The following table summarizes the interest expense recognized related to the Convertible Notes for the three months ended July 31, 2021 (in thousands). There were no Convertible Notes outstanding for the three months ended July 31, 2020.

Three Months Ended July 31, 2021
Contractual interest expense	$449
Amortization of issuance costs	254
Total interest expense	$703

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

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We determined that the Capped Calls should be accounted for as a separate transaction from the Convertible Notes and that the Capped Calls met the criteria for equity classification. Therefore, the cost of $12.8 million to purchase the Capped Calls were recorded as a reduction to additional paid-in capital in the Condensed Consolidated Balance Sheet at April 30, 2021. The Capped Calls will not be subsequently remeasured as long as the conditions for equity classification continue to be met.

Note 4 – Leases

We currently lease office, manufacturing, laboratory and warehouse space in four buildings under three separate non-cancellable operating lease agreements. Our leased facilities are located in close proximity in Tustin, California, have original lease terms ranging from 7 to 12 years, contain multi-year renewal options, and scheduled rent increases of 3% on either an annual or biennial basis. A multi-year renewal option was included in determining the right-of-use asset and lease liability for one of our leases as we considered it reasonably certain that we would exercise such renewal option. In addition, two of our leases provide for periods of free rent, lessor improvements and tenant improvement allowances, of which certain of these improvements have been classified as leasehold improvements and are being amortized over the shorter of the estimated useful life of the improvements or the remaining life of the lease. The operating lease ROU assets and liabilities on our accompanying condensed consolidated balance sheets primarily relate to these facility leases.

Certain of our facility leases require us to pay property taxes, insurance and common area maintenance. While these payments are not included as part of our lease liabilities, they are recognized as variable lease cost in the period they are incurred.

The components of lease cost for the three months ended July 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended July 31,
	2021	2020
Operating lease cost	$788	$788
Variable lease cost	198	121
Short-term lease cost	102	92
Total lease cost	$1,088	$1,001

Supplemental consolidated balance sheet and other information related to our operating leases as of July 31, 2021 and April 30, 2021 were as follows (in thousands, expect weighted average data):

	July 31, 2021	April 30, 2021
Assets
Operating lease right-of-use assets	$22,877	$18,691
Liabilities
Operating lease liabilities	$1,630	$1,355
Operating lease liabilities, less current portion	23,835	19,889
Total operating lease liabilities	$25,465	$21,244
Weighted average remaining lease term	12.9 years	9.6 years
Weighted average discount rate	3.7%	8.0%

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cash paid for amounts included in the measurement of lease liabilities for the three months ended July 31, 2021 and 2020 was $0.8 million and $0.7 million, respectively, and is included in net cash used in operating activities in our accompanying unaudited condensed consolidated statements of cash flows.

As of July 31, 2021, the maturities of our operating lease liabilities, which includes those derived from lease renewal options that we considered it reasonably certain that we would exercise, were as follows (in thousands):

Fiscal Year Ending April 30,	Total
2022 (remaining period)	$1,742
2023	3,010
2024	2,697
2025	2,571
2026	2,631
Thereafter	18,826
Total lease payments	$31,477
Less: imputed interest	(6,012)
Total operating lease liabilities	$25,465

Leases that have been executed but have not yet commenced are excluded from the tables above.  As of July 31, 2021, and through the date of this Quarterly Report, we have entered into $23.2 million of contractually binding minimum lease payments for operating and finance leases executed but not yet commenced.  This amount primarily relates to leases for additional office, manufacturing, laboratory and warehouse space and manufacturing equipment.  These leases are expected to commence during the second and third quarters of fiscal 2022.

Note 5 – Stockholders’ Equity

Series E Preferred Stock

On April 12, 2021 (the “Redemption Date”), we redeemed all then current outstanding shares of our 10.50% Series E Convertible Preferred Stock (the “Series E Preferred Stock”) at a per share price equal to the $25.00 liquidation amount plus accrued and unpaid dividends up to, but excluding, the Redemption Date. In connection with the completed redemption, we incurred a charge of $3.4 million during the quarter ended April 30, 2021 related to the excess of the redemption value paid upon redemption over the carrying value of our Series E Preferred Stock. As a result of the completed redemption, our Series E Preferred Stock is no longer issued and outstanding.

Holders of our Series E Preferred Stock were entitled to receive cumulative dividends at the rate of 10.50% per annum based on the liquidation preference of $25.00 per share, or $2.625 per annum per share, and were payable quarterly in cash, on or about the first day of each January, April, July and October. For the three months ended July 31, 2020, we paid aggregate cash dividends of $1.1 million for issued and outstanding shares of our Series E Preferred Stock. No amounts were paid for the three months ended July 31, 2021.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 – Equity Compensation Plans

Stock Incentive Plans

As of July 31, 2021, we had an aggregate of 6,046,352 shares of our common stock reserved for issuance under our stock incentive plans, of which 3,843,220 shares were subject to outstanding stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) and 2,203,132 shares were available for future grants of stock-based awards.

Stock Options

The following summarizes our stock option transaction activity for the three months ended July 31, 2021:

	Stock Options	Grant Date Weighted Average Exercise Price
	(in thousands)
Outstanding at May 1, 2021	3,130	$6.56
Granted	21	$24.63
Exercised	(93)	$6.82
Canceled or expired	(129)	$7.02
Outstanding at July 31, 2021	2,929	$6.66

Restricted Stock Units

The following summarizes our RSUs transaction activity for the three months ended July 31, 2021:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at May 1, 2021	560	$6.52
Granted	260	$26.03
Vested	(150)	$6.29
Forfeited	(37)	$15.05
Outstanding at July 31, 2021	633	$14.10

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Performance Stock Units

During the three months ended July 31, 2021, the Compensation Committee of the Board of Directors granted performance stock units (“PSUs”) to our officers. The PSUs are subject to annual vesting, as to one-third of the PSUs, over our three fiscal years ending April 30, 2022, 2023 and 2024 (each a “Performance Period”) based upon our attainment of certain predetermined financial metrics for each such Performance Period. Each PSU that vests represents the right to receive one share of our common stock. Depending on the actual financial metrics achieved relative to the target financial metrics for such Performance Periods, the number of PSUs issued could range from 0% to 200% of the target amount. The number of granted shares included in the table below is based on a maximum 200% achievement of each financial metric during each Performance Period (the “Maximum Performance Target”). In the event that a financial metric is achieved at a rate below the Maximum Performance Target, or is not achieved, the corresponding portion of the PSUs that do not vest will be forfeited.

The following summarizes our PSUs transaction activity for the three months ended July 31, 2021:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at May 1, 2021	–	$–
Granted	312	$26.03
Vested	–	$–
Forfeited	(30)	$26.03
Outstanding at July 31, 2021	282	$26.03

Employee Stock Purchase Plan

The Avid Bioservices, Inc. 2010 Employee Stock Purchase Plan (the “ESPP”) is a stockholder-approved plan under which employees can purchase shares of our common stock, based on a percentage of their compensation, subject to certain limits. The purchase price per share is equal to the lower of 85% of the fair market value of our common stock on the first trading day of the six-month offering period or on the last trading day of the six-month offering period. During the three months ended July 31, 2021, a total of 28,661 shares of our common stock were purchased under the ESPP at a purchase price of $10.08 per share. As of July 31, 2021, we had 1,047,665 shares of our common stock reserved for issuance under the ESPP.

Stock-Based Compensation

Stock-based compensation expense for the three months ended July 31, 2021 and 2020 was comprised of the following (in thousands):

	Three Months Ended July 31,
	2021	2020
Cost of revenues	$468	$278
Selling, general and administrative	831	452
Total stock-based compensation	$1,299	$730

As of July 31, 2021, the total estimated unrecognized compensation cost related to non-vested stock options, RSUs and PSUs was $4.7 million, $8.6 million and $1.7 million, respectively. These costs are expected to be recognized over weighted average vesting periods of 2.3, 3.0 and 0.8 years, respectively.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 – Net Income Per Common Share

Basic net income per common share is computed by dividing our net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing our net income attributable to common stockholders by the sum of the weighted average number of shares of common stock outstanding during the period plus the potential dilutive effects of stock options, unvested RSUs and PSUs, shares of common stock expected to be issued under our ESPP, Convertible Notes and Series E Preferred Stock outstanding during the period.

Net income attributable to common stockholders represents our net income less Series E Preferred Stock accumulated dividends. Series E Preferred Stock accumulated dividends include dividends declared for the period (regardless of whether or not the dividends have been paid) and dividends accumulated for the period (regardless of whether or not the dividends have been declared).

The potential dilutive effect of stock options, unvested RSUs and PSUs, and shares of common stock expected to be issued under our ESPP during the period are calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. The potential dilutive effect of our Convertible Notes and Series E Preferred Stock outstanding during the period are calculated using the if-converted method assuming the conversion of Convertible Notes and Series E Preferred Stock as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. A reconciliation of the numerators and the denominators of the basic and dilutive net income per common share computations are as follows (in thousands, expect per share amounts):

	Three Months Ended July 31,
	2021	2020
Numerator
Net income	$6,304	$4,730
Series E preferred stock accumulated dividends	–	(1,442)
Net income attributable to common stockholders	$6,304	$3,288

Denominator
Weighted average common shares outstanding, basic	61,137	56,523
Effect of dilutive securities:
Stock options	2,008	264
RSUs	412	101
ESPP	14	4
Weighted average common shares outstanding, dilutive	63,571	56,892
Net income per share, basic	$0.10	$0.06
Net income per share, diluted	$0.10	$0.06

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the potential dilutive securities excluded from the calculation of diluted net income per share for the periods presented as the effect of their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended July 31,
	2021	2020
Stock options	29	2,064
RSUs	64	48
PSUs	19	–
Convertible Notes	6,776	–
Series E Preferred Stock	–	1,979
Total	6,888	4,091

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

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Avid Bioservices, Inc. included in Part I Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, including the anticipated future impact of the ongoing COVID-19 global pandemic on our business operations, that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results of operations to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021, those identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, and in other filings we may make with the Securities and Exchange Commission from time to time. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements and, except as required by law, assume no obligation and do not intend to update these forward-looking statements.

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

Strategic Objectives

We have a growth strategy that seeks to align with the growth of the biopharmaceutical drug substance contract services market. That strategy encompasses the following objectives:

•	Invest in additional manufacturing capacity and resources required for us to achieve our long-term growth strategy and meet the growth-demand of our customers’ programs, moving from development through to commercial manufacturing;
•	Broaden our market awareness through a diversified yet flexible marketing strategy;
•	Continue to expand our customer base and programs with existing customers for both process development and manufacturing service offerings;
•	Explore strategic opportunities both within our core business as well as in adjacent and/or synergistic service offerings in order to enhance and/or broaden our capabilities; and
•	Increase our operating profit margin to best in class industry standards.

First Quarter Highlights

The following summarizes select highlights from our first quarter ended July 31, 2021:

•	Reported revenues of $30.8 million, an increase of 21%, or $5.4 million, compared to the same prior year period;
•	Reported net income attributable to common stockholders of $6.3 million, or $0.10 per basic and diluted share; and
•	Continued to advance the two-phased expansion of our Myford facility as further discussed in the “Facility Expansion” section below.

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

The full extent to which COVID-19 will directly or indirectly impact our business, financial condition, and results of operations will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. We will continue to assess the potential impact of the COVID-19 pandemic on our business, financial condition, and results of operations. For a further discussion of potential risks to our business from the COVID-19 pandemic, please refer to “Part I, Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021.

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

Gross Profit

Gross profit is equal to revenues less cost of revenues. Cost of revenues reflects the direct cost of labor, overhead and material costs. Direct labor costs include personnel costs within the manufacturing, process and analytical development, quality assurance, quality control, validation, supply chain, project management and facilities functions. Overhead costs include the rent, common area maintenance, utilities, property taxes, security, materials and supplies, software, small equipment and deprecation costs of all manufacturing and laboratory locations.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses are composed of corporate-level expenses including personnel and support costs of corporate functions such as executive management, finance and accounting, business development, legal, human resources, information technology, and other centralized services. SG&A expenses include corporate legal fees, audit and accounting fees, investor relation expenses, non-employee director fees, corporate facility related expenses, and other expenses relating to our general management, administration, and business development activities. SG&A expenses are generally not directly proportional to revenues, but we expect such expenses to increase over time to support the needs of our growing company.

Results of Operations

The following table compares the unaudited condensed consolidated statements of operations for the three months ended July 31, 2021 and 2020 (in thousands):

	Three Months Ended July 31,
	2021	2020	$ Change
Revenues	$30,754	$25,392	$5,362
Cost of revenues	19,363	16,848	2,515
Gross profit	11,391	8,544	2,847
Operating expenses:
Selling, general and administrative	4,460	3,825	635
Operating income	6,931	4,719	2,212
Interest income	76	15	61
Interest expense	(703)	(4)	(699)
Net income	$6,304	$4,730	$1,574

Three Months Ended July 31, 2021 Compared to Three Months Ended July 31, 2020

Revenues

Revenues for the three months ended July 31, 2021 were $30.8 million compared to $25.4 million for the same period in the prior year, an increase of $5.4 million, or 21%. The increase in revenues can be attributed to an increase in process development revenues primarily associated with services provided to new customers combined with an increase in manufacturing revenues primarily due to an increase in the number and scale of manufacturing runs in-process and/or completed in the current year period compared to the prior year period. In addition, revenues for the current-year and prior-year periods include fees received from customers for unutilized reserved capacity of $3.3 million and $3.1 million, respectively. The increase in revenues was attributed to the following components of our revenue streams:

$ millions
Net increase in manufacturing revenues	$1.6
Net increase in process development revenues	3.8
Total increase in revenues	$5.4

Gross Profit

Gross profit for the three months ended July 31, 2021 was $11.4 million compared to $8.5 million for the same period in the prior year, an increase of approximately $2.8 million, and gross margins for such periods were 37% and 34%, respectively. The $2.8 million increase in gross profit for the current-year period can primarily be attributed to increased revenues, partially offset by planned growth costs associated with payroll and benefits, and increased facility and equipment related costs. Additionally, the gross margin percentages for the current-year and prior-year periods were strengthened by revenues from the fees associated with the unutilized reserved capacity described above.

Selling, General and Administrative Expenses

SG&A expenses were $4.5 million for the three months ended July 31, 2021 compared to $3.8 million for the same period in the prior year, an increase of approximately $0.6 million, or 17%. As a percentage of revenues, SG&A expenses for the three months ended July 31, 2021 and 2020 were both 15%. The net increase in SG&A expenses was attributed to the following components:

$ millions
Increase in stock-based compensation expense	$0.4
Increase in consulting expenses	0.2
Decrease in payroll and benefit related expenses	(0.2)
Net increase in all other SG&A expenses	0.2
Total increase in SG&A expenses	$0.6

Operating Income

Operating income was $6.9 million for the three months ended July 31, 2021 compared to $4.7 million for the same period in the prior year. This $2.2 million improvement in year-over-year operating income can primarily be attributed to a $2.8 million increase in gross profit, partially offset by an increase in SG&A expense of approximately $0.6 million.

Interest Expense

Interest expense was $0.7 million for the three months ended July 31, 2021 compared to an inconsequential amount for the same period in the prior year. The increase of $0.7 million can be attributed to interest expense related to our outstanding Convertible Notes issued in March 2021 (as described in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operating activities as well as our cash and cash equivalents on hand.

As of July 31, 2021, we had cash and cash equivalents of $159.7 million. We believe that our existing cash on hand and our anticipated cash from operating activities will be sufficient to fund our operations for at least the next 12 months form the date of this Quarterly Report.

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

The following table presents our cash flows from operating, investing and financing activities for the three months ended July 31, 2021 and 2020 (in thousands):

	Three Months Ended July 31,
	2021	2020
Cash, cash equivalents and restricted cash (1)	$160,042	$28,561
Net cash used in operating activities	(6,942)	(2,273)
Net cash used in investing activities	(4,199)	(489)
Net cash provided by (used in) financing activities	918	(5,289)

___________

(1)	As of July 31, 2021 and 2020, cash, cash equivalents and restricted cash included $0.4 million, respectively, that was restricted from general use, related to cash that was pledged as collateral under a letter of credit under the terms of a facility lease agreement.

Net Cash Used In Operating Activities

During the three months ended July 31, 2021, net cash used in operating activities increased by $4.7 million to $6.9 million from $2.3 million of net cash used in operating activities during the three months ended July 31, 2020.

Net cash used in operating activities for the three months ended July 31, 2021 was a result of a net change in operating assets and liabilities of $15.8 million, offset by $6.3 million of net income and non-cash adjustments to net income of $2.6 million related to depreciation and amortization, stock-based compensation and amortization of debt issuance costs.

Net cash used in operating activities for the three months ended July 31, 2020 was a result of a net change in operating assets and liabilities of $8.6 million, offset by $4.7 million of net income and non-cash adjustments to net income of $1.6 million related to depreciation and amortization and stock-based compensation.

Net Cash Used In Investing Activities

During the three months ended July 31, 2021, net cash used in investing activities increased by $3.7 million to $4.2 million from $0.5 million of net cash used in investing activities during the three months ended July 31, 2020.

Net cash used in investing activities for the three months ended July 31, 2021 and 2020 consisted of $4.2 million and $0.5 million, respectively, used to acquire property and equipment primarily related to our manufacturing and development operations.

Net Cash Provided By (Used In) Financing Activities

During the three months ended July 31, 2021, net cash provided by financing activities increased by $6.2 million to $0.9 million from $5.3 million of net cash used in financing activities during the three months ended July 31, 2020.

Net cash provided by financing activities for the three months ended July 31, 2021 consisted of proceeds from the issuance of common stock under our equity compensation plans of $0.9 million.

Net cash used in financing activities for the three months ended July 31, 2020 consisted primarily of $4.4 million of cash used to repay in full a promissory note issued pursuant to the Paycheck Protection Program and $1.1 million of cash used to pay preferred dividends to holders of our then outstanding Series E Preferred Stock, partially offset by proceeds from the issuance of common stock under our equity compensation plans of $0.3 million.

Capital Expenditures

During the three months ended July 31, 2021, our capital expenditures were $4.2 million. We currently anticipate that our capital expenditures for fiscal 2022 will be approximately $50 to $60 million, primarily related to the expansion of our Myford facility as further discussed in the “Facility Expansion” section above.

Contractual Obligations

Except as set forth below, during the three months ended July 31, 2021, there were no material changes in our contractual obligations and commitments, as described in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2021.

As of July 31, 2021, and through the date of this Quarterly Report, we have entered into and/or amended certain operating and finance leases that are expected to commence during the second and third quarters of fiscal 2022 (as described in Note 4 of the notes to unaudited condensed consolidated financial statements).  Total future minimum lease payments under these leases are $23.2 million, of which, $0.4 million is expected to be paid in fiscal 2022, $1.9 million in fiscal 2023, $2.1 million in fiscal 2024, $2.2 million in fiscal 2025, $2.2 million in fiscal 2026, and $14.4 million thereafter.

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We review our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. During the three months ended July 31, 2021, there were no significant changes in our critical accounting policies as previously disclosed by us in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2021, except for our critical accounting policies and estimates on stock-based compensation associated with performance stock units granted under our equity compensation plans, as described in Note 2, “Summary of Significant Accounting Policies” in the accompanying notes to the unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements applicable to us, please refer to Note 2, Summary of Significant Accounting Policies, in the accompanying notes to our unaudited condensed consolidated financial statements.

Backlog

Our backlog represents, as of a point in time, future revenue from work not yet completed under signed contracts. As of July 31, 2021, our backlog was approximately $110 million, as compared to approximately $118 million as of April 30, 2021. While we anticipate the majority of our backlog will be recognized as revenue over the next twelve (12) months, our backlog is subject to a number of risks and uncertainties, including but not limited to; the risk that a customer timely cancels its commitments prior to our initiation of manufacturing services, in which case we may be required to refund some or all of the amounts paid to us in advance under those canceled commitments; the risk that a customer may experience delays in its program(s) or otherwise, which could result in the postponement of anticipated manufacturing services; the risk that we may not successfully execute on all customer projects; and the risk of a potential negative impact from the COVID-19 global pandemic, any of which could have a negative impact on our liquidity, reported backlog and future revenue and profitability.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three months ended July 31, 2021, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the fiscal year ended April 30, 2021.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2021, the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of July 31, 2021.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting, during the quarter ended July 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, results of operations and cash flows. For a detailed discussion of the risks that affect our business, please refer to Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021. There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K.

Item 6.	Exhibits

(a)	Exhibits:

3.1	Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on July 2, 2021.(1)

3.2	Certificate of Elimination of Class B Preferred Stock, Class C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock, as filed with the Delaware Secretary of State on July 1, 2021.(2)

10.1	Form of Notice of Grant of Performance Stock Unit Award. (3)(†)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101). *

_________________

(1)	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2021.
(2)	Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2021.
(3)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2021.
†	Indicates management contract or compensatory plan.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVID BIOSERVICES, INC.

Date: September 8, 2021	By: /s/ Nicholas S. Green
Nicholas S. Green
President and Chief Executive Officer
(Principal Executive Officer)

Dated: September 8, 2021	By: /s/ Daniel R. Hart
Daniel R. Hart
Chief Financial Officer
(signed both as an officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Principal Accounting Officer)

