Form 10-Q
period 2021-10-31
Avid Bioservices, Inc.
filed 2021-12-07
CIK 704562

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

or

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

As of December 1, 2021, the number of shares of registrant’s common stock outstanding was 61,581,464.

AVID BIOSERVICES, INC.

Form 10-Q

For The Quarter Ended October 31, 2021

As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “we,” “us,” “our,” and the “Company” refer to Avid Bioservices, Inc. and its subsidiary.

i

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

avid bioservices, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except par value)

	October 31, 2021	April 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$163,675	$169,915
Accounts receivable, net	18,137	18,842
Contract assets	3,420	6,112
Inventory	20,310	11,871
Prepaid expenses	1,377	1,064
Total current assets	206,919	207,804
Property and equipment, net	52,496	37,455
Operating lease right-of-use assets	38,223	18,691
Other assets	3,639	1,210
Restricted cash	350	350
Total assets	$301,627	$265,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,005	$9,257
Accrued payroll and related costs	5,053	8,794
Contract liabilities	51,865	50,769
Current portion of operating lease liabilities	1,378	1,355
Other current liabilities	1,227	761
Total current liabilities	69,528	70,936

Convertible senior notes, net	139,066	96,949
Operating lease liabilities, less current portion	39,664	19,889
Finance lease liabilities, less current portion	2,264	–
Total liabilities	250,522	187,774

Commitments and contingencies	–	–

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at October 31, 2021 and April 30, 2021, respectively	–	–
Common stock, $0.001 par value; 150,000 shares authorized; 61,552 and 61,069 shares issued and outstanding at October 31, 2021 and April 30, 2021, respectively	62	61
Additional paid-in capital	600,266	637,534
Accumulated deficit	(549,223)	(559,859)
Total stockholders’ equity	51,105	77,736
Total liabilities and stockholders’ equity	$301,627	$265,510

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and comprehensive INCOME

(Unaudited) (In thousands, except per share information)

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020

Revenues	$26,109	$21,064	$56,863	$46,456
Cost of revenues	16,923	14,646	36,286	31,494
Gross profit	9,186	6,418	20,577	14,962

Operating expenses:
Selling, general and administrative	5,033	4,166	9,493	7,991
Total operating expenses	5,033	4,166	9,493	7,991
Operating income	4,153	2,252	11,084	6,971
Interest and other income, net	73	32	149	47
Interest expense	(704)	–	(1,407)	(4)
Net income	$3,522	$2,284	$9,826	$7,014
Comprehensive income	$3,522	$2,284	$9,826	$7,014
Series E preferred stock accumulated dividends	–	(1,442)	–	(2,523)
Net income attributable to common stockholders	$3,522	$842	$9,826	$4,491

Net income per share attributable to common stockholders:
Basic	$0.06	$0.01	$0.16	$0.08
Diluted	$0.06	$0.01	$0.15	$0.08

Weighted average common shares outstanding:
Basic	61,414	56,660	61,276	56,592
Diluted	63,602	57,248	63,606	57,073

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS of STOCKHOLDERs’ EQUITY

(Unaudited) (In thousands, except per share information)

	Three Months Ended October 31, 2021
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at July 31, 2021	–	$–	61,341	$61	$597,320	$(552,745)	$44,636
Common stock issued under equity compensation plans	–	–	211	1	1,004	–	1,005
Stock-based compensation expense	–	–	–	–	1,942	–	1,942
Net income	–	–	–	–	–	3,522	3,522
Balance at October 31, 2021	–	$–	61,552	$62	$600,266	$(549,223)	$51,105

	Three Months Ended October 31, 2020
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at July 31, 2020	1,648	$2	56,601	$56	$612,822	$(566,341)	$46,539
Series E preferred stock dividends paid ($0.65625 per share)	–	–	–	–	(1,081)	–	(1,081)
Common stock issued under equity compensation plans	–	–	121	1	618	–	619
Stock-based compensation expense	–	–	–	–	1,025	–	1,025
Net income	–	–	–	–	–	2,284	2,284
Balance at October 31, 2020	1,648	$2	56,722	$57	$613,384	$(564,057)	$49,386

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS of STOCKHOLDERs’ EQUITY (Continued)

(Unaudited) (In thousands, except per share information)

	Six Months Ended October 31, 2021
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at April 30, 2021	–	$–	61,069	$61	$637,534	$(559,859)	$77,736
Cumulative-effect adjustment from modified retrospective adoption of ASU 2020-06	–	–	–	–	(42,431)	810	(41,621)
Common stock issued under equity compensation plans	–	–	483	1	1,922	–	1,923
Stock-based compensation expense	–	–	–	–	3,241	–	3,241
Net income	–	–	–	–	–	9,826	9,826
Balance at October 31, 2021	–	$–	61,552	$62	$600,266	$(549,223)	$51,105

	Six Months Ended October 31, 2020
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at April 30, 2020	1,648	$2	56,483	$56	$612,909	$(571,071)	$41,896
Series E preferred stock dividends paid ($1.3125 per share)	–	–	–	–	(2,162)	–	(2,162)
Common stock issued under equity compensation plans	–	–	239	1	882	–	883
Stock-based compensation expense	–	–	–	–	1,755	–	1,755
Net income	–	–	–	–	–	7,014	7,014
Balance at October 31, 2020	1,648	$2	56,722	$57	$613,384	$(564,057)	$49,386

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Six Months Ended October 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,826	$7,014
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	3,241	1,755
Depreciation and amortization	2,036	1,684
Amortization of debt issuance costs	509	–
Changes in operating assets and liabilities:
Accounts receivable, net	705	(2,962)
Contract assets	2,692	(2,043)
Inventory	(8,439)	1,160
Prepaid expenses and other assets	(2,742)	(293)
Accounts payable	(1,745)	(2,103)
Accrued payroll and related costs	(3,741)	1,831
Contract liabilities	1,096	2,330
Other accrued expenses and liabilities	223	(240)
Net cash provided by operating activities	3,661	8,133

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,824)	(2,980)
Net cash used in investing activities	(11,824)	(2,980)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity compensation plans	1,923	883
Repayment of note payable	–	(4,379)
Dividends paid on preferred stock	–	(2,162)
Principal payments on finance lease	–	(93)
Net cash provided by (used in) financing activities	1,923	(5,751)

Net decrease in cash, cash equivalents and restricted cash	(6,240)	(598)
Cash, cash equivalents and restricted cash, beginning of period	170,265	36,612
Cash, cash equivalents and restricted cash, end of period	$164,025	$36,014

Supplemental disclosures of non-cash activities:
Unpaid purchases of property and equipment	$2,493	$1,831
Right-of-use assets obtained upon operating lease modification, net	$4,554	$–
Right-of-use assets obtained in exchange for operating lease obligations	$16,093	$–
Property and equipment obtained in exchange for finance lease obligation	$2,760	$–

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown above:

	October 31, 2021	April 30, 2021	October 31, 2020	April 30, 2020
Cash and cash equivalents	$163,675	$169,915	$35,664	$36,262
Restricted cash	350	350	350	350
Total cash, cash equivalents and restricted cash	$164,025	$170,265	$36,014	$36,612

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Description of Company and Basis of Presentation

We are a dedicated contract development and manufacturing organization (“CDMO”) that provides a comprehensive range of services from process development to Current Good Manufacturing Practices (“CGMP”) clinical and commercial manufacturing, focused on development and CGMP manufacturing of biologics for the biotechnology and biopharmaceutical industries.

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

Manufacturing revenue

Manufacturing revenue generally represents revenue from the manufacturing of customer products recognized over time utilizing an input method that compares the cost of cumulative work-in-process to date to the most current estimates for the entire cost of the performance obligation. Under a manufacturing contract, a quantity of manufacturing runs are ordered at a specified scale with prescribed delivery dates, where the product is manufactured according to the customer’s specifications and typically includes only one performance obligation. Each manufacturing run represents a distinct service that is sold separately and has stand-alone value to the customer. The products are manufactured exclusively for a specific customer and have no alternative use. The customer retains control of its product during the entire manufacturing process and can make changes to the process or specifications at its request. Under these agreements, we are entitled to consideration for progress to date that includes an element of profit margin.

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

The following table summarizes our manufacturing and process development revenue streams (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Manufacturing revenues	$22,013	$18,449	$47,688	$42,512
Process development revenues	4,096	2,615	9,175	3,944
Total revenues	$26,109	$21,064	$56,863	$46,456

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

During the three and six months ended October 31, 2021, we recognized revenue of $7.3 million and $24.8 million, respectively, for which the contract liability was recorded in a prior period.

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

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In addition, our customer contracts generally include provisions entitling us to a cancellation or postponement fee when a customer cancels or postpones its commitments prior to our initiation of services, therefore not utilizing their reserved capacity. The determination of such cancellation and postponement fees are based on the terms stated in the related customer contract but are generally considered substantive for accounting purposes and create an enforceable right and obligation due to us when the cancellation or postponement occurs. Accordingly, we recognize such fees, subject to variable consideration, as revenue upon the cancellation or postponement date utilizing the most likely method.

Management may be required to exercise judgement in estimating revenue to be recognized. Judgement is required in identifying performance obligations, estimating the transaction price, estimating the stand-alone selling prices of identified performance obligations, estimating variable consideration, and estimating the progress towards the satisfaction of performance obligations. If actual results in the future vary from our estimates, the estimates will be adjusted, which will affect revenues in the period that such variances become known.

During the three and six months ended October 31, 2021, we reduced the amount of revenue recognized as a result of estimated variable consideration related to a dispute with a customer over the payment of certain cancellation fees due to us under the terms of the related customer contract which resulted in a decrease in revenues of $11.2 million. We believe we have a contractual right to this amount, but as this contractual right is being disputed by our customer and therefore may be uncollectible, we have not recorded revenue associated with the disputed amount. During the three and six months ended October 31, 2020, changes in estimates for variable consideration resulted in an increase in revenues of $1.7 million and $1.1 million, respectively.

We apply the practical expedient available under ASC 606 that permits us not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. As of October 31, 2021, we do not have any unsatisfied performance obligations for contracts greater than one year.

Restricted Cash

Under the terms of an operating lease related to one of our facilities (Note 4), we are required to maintain a letter of credit as collateral. Accordingly, at October 31, 2021 and April 30, 2021, restricted cash of $0.4 million was pledged as collateral under the letter of credit.

Accounts Receivable

Accounts receivable are primarily comprised of amounts owed to us for services provided under our customer contracts and are recorded at the invoiced amount net of an allowance for doubtful accounts, if necessary. We apply judgement in assessing the ultimate realization of our receivables and we estimate an allowance for doubtful accounts based on various factors, such as the aging of our receivables, historical experience, and the financial condition of our customers.

Based on our analysis of our accounts receivable balance as of April 30, 2021, we determined no allowance for doubtful accounts was deemed necessary.

Based on our analysis of our accounts receivable balance as of October 31, 2021, we determined an allowance for doubtful accounts of $11.2 million was deemed necessary due to a dispute with a customer over the payment of certain cancellation fees due to us under the terms of the related customer contract. The corresponding amount of revenue was reserved in the period. We believe we have a contractual right to this amount, but as this contractual right is being disputed by our customer and therefore may be uncollectible, we have chosen to reserve the disputed amount.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

For our finance lease, which has a term greater than one year, an asset is included within property and equipment, net and a lease liability equal to the present value of the minimum lease payments is included in other current liabilities and finance lease liabilities, less current portion in our consolidated balance sheets. The present value of the finance lease payments are calculated using the implicit interest rate in the lease.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Construction-in-progress, which represents direct costs related to the construction of various equipment and leasehold improvements primarily associated with our manufacturing facilities, is not depreciated until the asset is completed and placed into service. No interest was incurred or capitalized as construction-in-progress as of October 31, 2021 and April 30, 2021. All of our property and equipment are located in the United States. Property and equipment consist of the following (in thousands):

	October 31, 2021	April 30, 2021
Leasehold improvements	$23,000	$23,000
Laboratory and manufacturing equipment	23,998	20,793
Computer equipment and software	5,541	5,541
Furniture, fixtures and office equipment	843	843
Construction-in-progress	22,083	8,372
Total property and equipment, gross	75,465	58,549
Less: accumulated depreciation and amortization	(22,969)	(21,094)
Total property and equipment, net	$52,496	$37,455

Depreciation and amortization expense for the three and six months ended October 31, 2021 was $1.0 million and $2.0 million, respectively.

Depreciation and amortization expense for the three and six months ended October 31, 2020 was $0.9 million and $1.7 million, respectively.

Impairment

Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. If such events or changes in circumstances arise, we compare the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the long-lived assets are determined to be impaired, any excess of the carrying value of the long-lived assets over its estimated fair value is recognized as an impairment loss. For the six months ended October 31, 2021 and 2020, there were no indicators of impairment of the value of our long-lived assets and no cumulative impairment losses recognized as of October 31, 2021.

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

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As of October 31, 2021 and April 30, 2021, we did not have any Level 2 or Level 3 financial assets and our cash equivalents of $155.4 million and $158.8 million, respectively, were invested in money market funds with one and two major commercial banks, respectively, and carried at fair value based on quoted market prices for identical securities (Level 1 input). We consider the fair value of our convertible senior notes to be a Level 2 financial liability due to limited trading activity of the senior convertible notes. Refer to Note 3, Debt, of the Notes to Condensed Consolidated Financial Statements for further details. We did not have any other Level 2 or Level 3 financial liabilities as of October 31, 2021 and April 30, 2021.

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

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We elected to early adopt ASU 2020-06 on May 1, 2021 using a modified retrospective transition method. Under this transition method, prior period financial information and disclosures are not adjusted and continue to be reported under the accounting standards that were in effect prior to our adoption of ASU 2020-06.

The adoption of ASU 2020-06 resulted in the re-combination of the debt and equity components of our convertible senior notes (Note 3) into a single debt instrument, which resulted in a $42.4 million decrease in additional paid-in capital from the derecognition of the bifurcated equity component, a $41.6 million increase in convertible senior notes from the derecognition of the discount associated with the bifurcated equity component, or debt discount, and $0.8 million decrease to the opening balance of accumulated deficit, representing the cumulative non-cash interest expense recognized related to the amortization of the debt discount associated with the bifurcated equity component of our convertible senior notes. The adoption of this standard also reduces the non-cash interest expense recognized in future periods due to the derecognition of the debt discount associated with the bifurcated equity component of our convertible senior notes. When calculating net income per share of common stock attributable to common stockholders, we use the if-converted method as required under ASU 2020-06 to determine the dilutive effect of our convertible senior notes.

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

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As of October 31, 2021, the conditions allowing holders of the Convertible Notes to convert had not been met and, therefore, the Convertible Notes are classified as a long-term liability on the Condensed Consolidated Balance Sheets at October 31, 2021 and April 30, 2021.

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

The net carrying amount of the Convertible Notes is as follows (in thousands):

	October 31, 2021	April 30, 2021
Principal	$143,750	$143,750
Unamortized debt discount (1)	–	(43,189)
Unamortized issuance costs	(4,684)	(3,612)
Net carrying amount	$139,066	$96,949

The net carrying amount of the equity component of the Convertible Notes is as follows (in thousands):

	October 31, 2021	April 30, 2021
Equity component (debt discount)	$–	$44,051
Issuance costs	–	(1,620)
Net carrying amount (1)	$–	$42,431

________________

(1)	As discussed above, the adoption of ASU 2020-06 on May 1, 2021 resulted in the re-combination of the debt and equity components of the Convertible Notes into a single debt instrument. Accordingly, the unamortized debt discount balance and the net carrying amount of the equity component were derecognized.

As of October 31, 2021, the estimated fair value of the Convertible Notes was approximately $226.7 million. The fair value was determined based on the last actively traded price per $100 of the Convertible Notes for the period ended October 31, 2021 (Level 2).

The following table summarizes the interest expense recognized related to the Convertible Notes for the three and six months ended October 31, 2021 (in thousands). There were no Convertible Notes outstanding for the three and six months ended October 31, 2020.

	Three Months Ended October 31, 2021	Six Months Ended October 31, 2021
Contractual interest expense	$449	$898
Amortization of issuance costs	255	509
Total interest expense	$704	$1,407

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Note 4 – Leases

We currently lease certain office, manufacturing, laboratory and warehouse space located in southern California under operating lease agreements. Our leased facilities have original lease terms ranging from 7 to 12 years, contain multi-year renewal options, and scheduled rent increases of 3% on either an annual or biennial basis. A multi-year renewal option was included in determining the right-of-use asset and lease liability for one of our leases as we considered it reasonably certain that we would exercise such renewal option. In addition, three of our leases provide for periods of free rent, lessor improvements and/or tenant improvement allowances, of which certain of these improvements have been classified as leasehold improvements and are being amortized over the shorter of the estimated useful life of the improvements or the remaining life of the lease. The operating lease ROU assets and liabilities on our accompanying condensed consolidated balance sheets primarily relate to these facility leases.

Certain of our operating facility leases require us to pay property taxes, insurance and common area maintenance. While these payments are not included as part of our lease liabilities, they are recognized as variable lease cost in the period they are incurred.

The components of operating lease cost for the three and six months ended October 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Operating lease cost	$989	$788	$1,777	$1,576
Variable lease cost	201	199	399	320
Short-term lease cost	114	98	216	190
Total lease cost	$1,304	$1,085	$2,392	$2,086

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We also lease certain manufacturing equipment under a finance lease that commenced in October 2021. We did not incur any lease costs under our finance lease for the three and six months ended October 31, 2021.

Supplemental consolidated balance sheet and other information related to our operating and finance leases as of October 31, 2021 and April 30, 2021 were as follows (in thousands, expect weighted average data):

Leases	Classification	October 31, 2021	April 30, 2021
Assets
Operating	Operating lease right-of-use assets	$38,223	$18,691
Finance	Property and equipment, net	2,760	–
Total leased assets		$40,983	$18,691

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$1,378	$1,355
Finance	Other current liabilities	496	–
Non-current:
Operating	Operating lease liabilities, less current portion	39,664	19,889
Finance	Finance lease liabilities, less current portion	2,264	–
Total lease liabilities		$43,802	$21,244

Weighted average remaining lease term (years):
Operating leases	12.7	9.6
Finance lease	5.0	–
Weighted average discount rate
Operating leases	3.4%	8.0%
Finance lease	5.3%	–

Cash paid for amounts included in the measurement of our operating lease liabilities was $1.5 million for each of the six months ended October 31, 2021 and 2020, and is included in net cash used in operating activities in our accompanying unaudited condensed consolidated statements of cash flows. We did not have any cash payments associated with our finance lease liability as of October 31, 2021.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of October 31, 2021, the maturities of our lease liabilities, which includes those derived from lease renewal options that we considered it reasonably certain that we would exercise, were as follows (in thousands):

Fiscal Year Ending April 30,	Operating Leases	Finance Lease	Total
2022 (remaining period)	$875	$315	$1,190
2023	4,279	629	4,908
2024	4,140	629	4,769
2025	4,060	629	4,689
2026	4,167	629	4,796
Thereafter	32,908	314	33,222
Total lease payments	50,429	3,145	53,574
Less: imputed interest	(9,387)	(385)	(9,772)
Total operating lease liabilities	$41,042	$2,760	$43,802

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

Holders of our Series E Preferred Stock were entitled to receive cumulative dividends at the rate of 10.50% per annum based on the liquidation preference of $25.00 per share, or $2.625 per annum per share, and were payable quarterly in cash, on or about the first day of each January, April, July and October. For the three and six months ended October 31, 2020, we paid aggregate cash dividends of $1.1 million and $2.2 million, respectively, for issued and outstanding shares of our Series E Preferred Stock. No amounts were paid for the three and six months ended October 31, 2021.

Note 6 – Equity Compensation Plans

Stock Incentive Plans

As of October 31, 2021, we had an aggregate of 9,234,968 shares of our common stock reserved for issuance under our stock incentive plans, of which 3,711,328 shares were subject to outstanding stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) and 5,523,640 shares were available for future grants of stock-based awards.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Stock Options

The following summarizes our stock option transaction activity for the six months ended October 31, 2021:

	Stock Options	Grant Date Weighted Average Exercise Price
	(in thousands)
Outstanding at May 1, 2021	3,130	$6.56
Granted	34	$24.08
Exercised	(289)	$5.67
Canceled or expired	(158)	$7.42
Outstanding at October 31, 2021	2,717	$6.83

Restricted Stock Units

The following summarizes our RSUs transaction activity for the six months ended October 31, 2021:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at May 1, 2021	560	$6.52
Granted	295	$25.60
Vested	(166)	$8.07
Forfeited	(45)	$14.96
Outstanding at October 31, 2021	644	$14.27

Performance Stock Units

During the six months ended October 31, 2021, the Compensation Committee of the Board of Directors granted performance stock units (“PSUs”) to our officers. The PSUs are subject to annual vesting, as to one-third of the PSUs, over our three fiscal years ending April 30, 2022, 2023 and 2024 (each a “Performance Period”) based upon our attainment of certain predetermined financial metrics for each such Performance Period. Each PSU that vests represents the right to receive one share of our common stock. Depending on the actual financial metrics achieved relative to the target financial metrics for such Performance Periods, the number of PSUs issued could range from 0% to 200% of the target amount. The number of granted shares included in the table below is based on a maximum 200% achievement of each financial metric during each Performance Period (the “Maximum Performance Target”). In the event that a financial metric is achieved at a rate below the Maximum Performance Target, or is not achieved, the corresponding portion of the PSUs that do not vest will be forfeited.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following summarizes our PSUs transaction activity for the six months ended October 31, 2021:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at May 1, 2021	–	$ –
Granted	380	$25.36
Vested	–	$ –
Forfeited	(30)	$26.03
Outstanding at October 31, 2021	350	$25.31

Employee Stock Purchase Plan

The Avid Bioservices, Inc. 2010 Employee Stock Purchase Plan (the “ESPP”) is a stockholder-approved plan under which employees can purchase shares of our common stock, based on a percentage of their compensation, subject to certain limits. The purchase price per share is equal to the lower of 85% of the fair market value of our common stock on the first trading day of the six-month offering period or on the last trading day of the six-month offering period. During the six months ended October 31, 2021, a total of 28,661 shares of our common stock were purchased under the ESPP at a purchase price of $10.08 per share. As of October 31, 2021, we had 1,047,665 shares of our common stock reserved for issuance under the ESPP.

Stock-Based Compensation

Stock-based compensation expense for the three and six months ended October 31, 2021 and 2020 was comprised of the following (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Cost of revenues	$693	$372	$1,161	$649
Selling, general and administrative	1,249	653	2,080	1,106
Total stock-based compensation	$1,942	$1,025	$3,241	$1,755

As of October 31, 2021, the total estimated unrecognized compensation cost related to non-vested stock options and RSUs was $4.1 million and $8.6 million, respectively. These costs are expected to be recognized over weighted average vesting periods of 2.1 and 2.8 years, respectively.

As of October 31, 2021, there was $1.4 million of total estimated unrecognized compensation cost related to unvested PSUs associated with the Performance Period ending April 30, 2022. These costs are expected to be recognized over the weighted average vesting period of 0.5 years.

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Numerator
Net income	$3,522	$2,284	$9,826	$7,014
Series E preferred stock accumulated dividends	–	(1,442)	–	(2,523)
Net income attributable to common stockholders	$3,522	$842	$9,826	$4,491

Denominator
Weighted average common shares outstanding, basic	61,414	56,660	61,276	56,592
Effect of dilutive securities:
Stock options	1,882	444	1,946	349
RSUs and PSUs	306	140	370	125
ESPP	–	4	14	7
Weighted average common shares outstanding, dilutive	63,602	57,248	63,606	57,073
Net income per share attributable to common stockholders:
Basic	$0.06	$0.01	$0.16	$0.08
Diluted	$0.06	$0.01	$0.15	$0.08

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the potential dilutive securities excluded from the calculation of diluted net income per share for the periods presented as the effect of their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Stock options	47	2,048	38	2,216
RSUs and PSUs	247	–	157	–
Convertible Notes	6,776	–	6,776	–
Series E Preferred Stock	–	1,979	–	1,979
Total	7,070	4,027	6,971	4,195

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

Overview

We are a dedicated contract development and manufacturing organization (“CDMO”) that provides a comprehensive range of services from process development to Current Good Manufacturing Practices (“CGMP”) clinical and commercial manufacturing, focused on development and CGMP manufacturing of biologics for the biotechnology and biopharmaceutical industries. With 28 years of experience producing monoclonal antibodies and recombinant proteins, our services include CGMP clinical and commercial drug substance manufacturing, bulk packaging, release and stability testing and regulatory submissions support. We also provide a variety of process development services, including upstream and downstream development and optimization, analytical methods development, testing and characterization.

Strategic Objectives

We have a growth strategy that seeks to align with the growth of the biopharmaceutical drug substance contract services market. That strategy encompasses the following objectives:

•	Invest in additional manufacturing capacity and resources required for us to achieve our long-term growth strategy and meet the growth-demand of our customers’ programs, moving from development through to commercial manufacturing;
•	Broaden our market awareness through a diversified yet flexible marketing strategy;
•	Continue to expand our customer base and programs with existing customers for both process development and manufacturing service offerings;
•	Explore strategic opportunities both within our core business as well as in adjacent and/or synergistic service offerings in order to enhance and/or broaden our capabilities; and
•	Increase our operating profit margin to best in class industry standards.

Second Quarter Highlights

The following summarizes select highlights from our second quarter ended October 31, 2021:

•	Reported revenues of $26.1 million, an increase of 24%, or $5.0 million, compared to the same prior year period;
•	Reported net income attributable to common stockholders of $3.5 million, or $0.06 per basic and diluted share;
•	Continued to advance the two-phased expansion of our Myford facility as further discussed in the “Facility Expansions” section below; and
•	Announced the expansion of our CDMO service offerings into the rapidly growing cell and gene therapy market, which includes plans to construct a world-class, purpose-built viral vector development and manufacturing facility as further discussed in the “Facility Expansions” section below.

Facility Expansions

During fiscal year 2021, we announced plans for a two-phased expansion of our Myford facility. The first phase, which was initiated during the second quarter of fiscal 2021, will expand the production capacity of our existing Myford North facility by adding a second downstream processing suite. This phase is mechanically complete and is expected to be online during fiscal 2022 following completion of qualification and validation. The second phase, which was initiated during the fourth quarter of fiscal 2021 and is anticipated to be online during calendar 2022, will further expand our capacity through the build out of a second manufacturing train, including both upstream and downstream processing suites, within our Myford South facility. We estimate that the total cost to complete these two phases of expansion will be approximately $70 to $75 million. Upon completion, we estimate that the first and second phases of this expansion will result in a total revenue generating capacity of up to $270 million annually, depending on the mix of projects.

In October 2021, we announced plans to expand our CDMO service offerings into viral vector development and manufacturing services for the rapidly growing cell and gene therapy market. As part of this expansion, we plan to construct a world-class, purpose-built viral vector development and CGMP manufacturing facility within a building we are leasing in Costa Mesa, California (the “Viral Vector Facility”). Based on current projections, we expect the entire build out of our new Viral Vector Facility will take up to 18 months at an estimated cost of approximately $65 million to $75 million. The Viral Vector Facility’s analytical and process development laboratories are expected to come online more rapidly, with the potential to be operational within eight months. Upon completion of the entire build out of the Viral Vector Facility, we estimate this expansion, combined with the ongoing Myford facility expansions, has the potential to bring our total revenue generating capacity to more than $350 million annually, depending on the mix of projects.

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

Results of Operations

The following table compares the unaudited condensed consolidated statements of operations for the three and six months ended October 31, 2021 and 2020 (in thousands):

	Three Months Ended October 31,			Six Months Ended October 31,
	2021	2020	$ Change	2021	2020	$ Change
Revenues	$26,109	$21,064	$5,045	$56,863	$46,456	$10,407
Cost of revenues	16,923	14,646	2,277	36,286	31,494	4,792
Gross profit	9,186	6,418	2,768	20,577	14,962	5,615

Operating expenses:
Selling, general and administrative	5,033	4,166	867	9,493	7,991	1,502
Total operating expenses	5,033	4,166	867	9,493	7,991	1,502
Operating income	4,153	2,252	1,901	11,084	6,971	4,113
Interest income	73	32	41	149	47	102
Interest expense	(704)	–	(704)	(1,407)	(4)	(1,403)
Net income	$3,522	$2,284	$1,238	$9,826	$7,014	$2,812

Three Months Ended October 31, 2021 Compared to Three Months Ended October 31, 2020

Revenues

Revenues for the three months ended October 31, 2021 were $26.1 million compared to $21.1 million for the same period in the prior year, an increase of $5.0 million, or 24%. The increase in revenues can primarily be attributed to fees received from a customer during the current-year period for unutilized reserved capacity combined with an increase in process development revenues primarily associated with services provided to new customers. In addition, revenues for the prior-year period included the recognition of $1.7 million from changes in estimated variable revenue consideration as a result of completing performance obligations for certain projects, therefore increasing revenue recognized for those projects during the prior-year period. The increase in revenues was attributed to the following components of our revenue streams:

$ millions
Net increase in manufacturing revenues	$3.6
Net increase in process development revenues	1.4
Total increase in revenues	$5.0

Gross Profit

Gross profit for the three months ended October 31, 2021 was $9.2 million compared to $6.4 million for the same period in the prior year, an increase of approximately $2.8 million, and gross margins for such periods were 35% and 30%, respectively. The $2.8 million increase in gross profit for the current-year period can primarily be attributed to increased revenues, partially offset by planned growth costs associated with payroll and benefits, and increased facility and equipment related costs. Additionally, the gross margin for the prior-year period includes the additional variable revenue consideration of $1.7 million as described above.

Selling, General and Administrative Expenses

SG&A expenses were $5.0 million for the three months ended October 31, 2021 compared to $4.2 million for the same period in the prior year, an increase of approximately $0.9 million, or 21%. As a percentage of revenues, SG&A expenses for the three months ended October 31, 2021 and 2020 were 19% and 20%, respectively. The net increase in SG&A expenses was attributed to the following components:

$ millions
Increase in stock-based compensation expense	$0.6
Increase in facility and related expenses	0.2
Increase in advertising expenses	0.1
Decrease in payroll and benefit related expenses	(0.2)
Net increase in all other SG&A expenses	0.2
Total increase in SG&A expenses	$0.9

Operating Income

Operating income was $4.2 million for the three months ended October 31, 2021 compared to $2.3 million for the same period in the prior year. This $1.9 million improvement in year-over-year operating income can primarily be attributed to a $2.8 million increase in gross profit, partially offset by an increase in SG&A expense of approximately $0.9 million.

Interest Expense

Interest expense was $0.7 million for the three months ended October 31, 2021 compared to no interest expense for the same period in the prior year. The increase of $0.7 million can be attributed to interest expense related to our outstanding Convertible Notes issued in March 2021 (as described in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements).

Six Months Ended October 31, 2021 Compared to Six Months Ended October 31, 2020

Revenues

Revenues for the six months ended October 31, 2021 were $56.9 million compared to $46.5 million for the same period in the prior year, an increase of $10.4 million, or 22%. The increase in revenues can primarily be attributed to an increase in fees received from customers for unutilized reserved capacity combined with a increase in process development revenues primarily associated with services provided to new customers. In addition, revenues for the prior-year period included the recognition of $1.1 million from changes in estimated variable revenue consideration as a result of completing performance obligations for certain projects, therefore increasing revenue recognized for those projects during the prior-year period. The increase in revenues was attributed to the following components of our revenue streams:

$ millions
Net increase in manufacturing revenues	$5.2
Net increase in process development revenues	5.2
Total increase in revenues	$10.4

Gross Profit

Gross profit for the six months ended October 31, 2021 was $20.6 million compared to $15.0 million for the same period in the prior year, an increase of approximately $5.6 million, and gross margins for such periods were 36% and 32%, respectively. The $5.6 million increase in gross profit for the current-year period can primarily be attributed to increased revenues, partially offset by planned growth costs associated with payroll and benefits, and increased facility and equipment related costs. Additionally, gross margin for the prior-year period includes the additional variable revenue consideration of $1.1 million as described above.

Selling, General and Administrative Expenses

SG&A expenses were $9.5 million for the six months ended October 31, 2021 compared to $8.0 million for the same period in the prior year, an increase of approximately $1.5 million, or 19%. As a percentage of revenues, SG&A expenses for the six months ended October 31, 2021 and 2020 were both 17%. The net increase in SG&A expenses was attributed to the following components:

$ millions
Increase in stock-based compensation expense	$1.0
Increase in facility and related expenses	0.2
Increase in advertising expenses	0.2
Increase in consulting expenses	0.1
Decrease in payroll and benefit related expenses	(0.3)
Net increase in all other SG&A expenses	0.3
Total increase in SG&A expenses	$1.5

Operating Income

Operating income was $11.1 million for the six months ended October 31, 2021 compared to $7.0 million for the same period in the prior year. This $4.1 million improvement in year-over-year operating income can primarily be attributed to a $5.6 million increase in gross profit, partially offset by an increase in SG&A expense of approximately $1.5 million.

Interest Expense

Interest expense was $1.4 million for the six months ended October 31, 2021 compared to an inconsequential amount for the same period in the prior year. The increase of $1.4 million can be attributed to interest expense related to our outstanding Convertible Notes issued in March 2021 (as described in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operating activities as well as our cash and cash equivalents on hand.

As of October 31, 2021, we had cash and cash equivalents of $163.7 million. We believe that our existing cash on hand and our anticipated cash from operating activities will be sufficient to fund our operations for at least the next 12 months from the date of this Quarterly Report.

We currently expect to finance our operations with our existing cash on hand and our anticipated cash flows from operations. If cash flows from operations are not sufficient to support our operations or capital requirements, including our ongoing two phases of expansion to our Myford facility and the planned build out of our Viral Vector Facility, then we may need to obtain additional equity or debt financing to fund our future operations and/or such expansions. We may raise these funds at the appropriate time, accessing the form of capital that we determine is most appropriate considering the markets available to us and their respective costs of capital, such as through the issuance of debt or through the public offering of securities. These financings may not be available on acceptable terms, or at all. Our ability to raise additional capital in the equity and debt markets is dependent on a number of factors including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties including, but not limited to, our financial results, economic and market conditions, and global financial crises and economic downturns, including those caused by widespread public health crises such as the COVID-19 pandemic, which may cause extreme volatility and disruptions in capital and credit markets. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

The following table presents our cash flows from operating, investing and financing activities for the six months ended October 31, 2021 and 2020 (in thousands):

	Six Months Ended October 31,
	2021	2020
Cash, cash equivalents and restricted cash (1)	$164,025	$36,014
Net cash provided by operating activities	$3,661	$8,133
Net cash used in investing activities	$(11,824)	$(2,980)
Net cash provided by (used in) financing activities	$1,923	$(5,751)

_________________

(1)	As of October 31, 2021 and 2020, cash, cash equivalents and restricted cash included $0.4 million that was restricted from general use, related to cash that was pledged as collateral under a letter of credit under the terms of a facility lease agreement.

Net Cash Provided By Operating Activities

During the six months ended October 31, 2021, net cash provided by operating activities decreased by $4.5 million to $3.7 million from $8.1 million of net cash provided by operating activities during the six months ended October 31, 2020.

Net cash provided by operating activities for the six months ended October 31, 2021 was a result of net income of $9.8 million combined with non-cash adjustments to net income of $5.8 million related to depreciation and amortization, stock-based compensation and amortization of debt issuance costs, offset by cash flows from the net change in operating assets and liabilities of $12.0 million.

Net cash provided by operating activities for the six months ended October 31, 2020 was a result of net income of $7.0 million combined with non-cash adjustments to net income of $3.4 million related to depreciation and amortization and stock-based compensation, offset by cash flows from the net change in operating assets and liabilities of $2.3 million.

Net Cash Used In Investing Activities

During the six months ended October 31, 2021, net cash used in investing activities increased by $8.8 million to $11.8 million from $3.0 million of net cash used in investing activities during the six months ended October 31, 2020.

Net cash used in investing activities for the six months ended October 31, 2021 and 2020 consisted of $11.8 million and $3.0 million, respectively, used to acquire property and equipment primarily related to our manufacturing and development operations.

Net Cash Provided By (Used In) Financing Activities

During the six months ended October 31, 2021, net cash provided by financing activities increased by $7.7 million to $1.9 million from $5.8 million of net cash used in financing activities during the six months ended October 31, 2020.

Net cash provided by financing activities for the six months ended October 31, 2021 consisted of proceeds from the issuance of common stock under our equity compensation plans of $1.9 million.

Net cash used in financing activities for the six months ended October 31, 2020 consisted primarily of $4.4 million of cash used to repay in full a promissory note issued pursuant to the Paycheck Protection Program and $2.2 million of cash used to pay preferred dividends to holders of our Series E Preferred Stock, partially offset by proceeds from the issuance of common stock under our equity compensation plans of $0.9 million.

Capital Expenditures

During the six months ended October 31, 2021, our capital expenditures were $11.8 million. We currently anticipate that our capital expenditures for the fiscal year ending April 30, 2022 will be approximately $55 to $65 million, primarily related to the expansion of our Myford facility and the planned construction of our new Viral Vector Facility as further discussed in the “Facility Expansions” section above.

Contractual Obligations

Except as set forth below, during the six months ended October 31, 2021, there were no material changes in our contractual obligations and commitments, as described in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2021.

During the six months ended October 31, 2021, we entered into and/or amended certain operating and finance leases, which leases resulted in $22.9 million of total future minimum lease payments, of which, $0.2 million is expected to be paid in fiscal 2022, $1.9 million is expected to be paid in fiscal 2023, $2.1 million is expected to be paid in fiscal 2024, $2.1 million is expected to be paid in fiscal 2025, $2.2 million is expected to be paid in fiscal 2026, and $14.4 million is expected to be paid thereafter.

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We review our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. During the six months ended October 31, 2021, there were no significant changes in our critical accounting policies as previously disclosed by us in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2021, except for our critical accounting policies and estimates on stock-based compensation associated with performance stock units granted under our equity compensation plans, as described in Note 2, Summary of Significant Accounting Policies, in the accompanying notes to the unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements applicable to us, please refer to Note 2, Summary of Significant Accounting Policies, in the accompanying notes to our unaudited condensed consolidated financial statements.

Backlog

Our backlog represents, as of a point in time, future revenue from work not yet completed under signed contracts. As of October 31, 2021, our backlog was approximately $120 million, as compared to approximately $118 million as of April 30, 2021. While we anticipate the majority of our backlog will be recognized as revenue over the next twelve (12) months, our backlog is subject to a number of risks and uncertainties, including but not limited to: the risk that a customer timely cancels its commitments prior to our initiation of manufacturing services, in which case we may be required to refund some or all of the amounts paid to us in advance under those canceled commitments; the risk that a customer may experience delays in its program(s) or otherwise, which could result in the postponement of anticipated manufacturing services; the risk that we may not successfully execute on all customer projects; and the risk of a potential negative impact from the COVID-19 global pandemic, any of which could have a negative impact on our liquidity, reported backlog and future revenue and profitability.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the six months ended October 31, 2021, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the fiscal year ended April 30, 2021.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2021, the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of Octoer 31, 2021.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting, during the quarter ended October 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are making a significant investment by expanding our CDMO service offering into the development and manufacture of viral vectors which will subject us to a number of risks and uncertainties that could adversely affect our operations and financial results.

Our announced expansion in October 2021 of our CDMO service offering into viral vector development and manufacturing services for the cell and gene therapy market involves a number of risks that could adversely affect our operations and financial results, including the following risks:

•	we may experience delays in the construction of the manufacturing facility and associated laboratories, including delays in the receipt, installation and/or validation of necessary equipment;
•	we may experience significant cost overruns associated with the construction of the facility;
•	our entry into a new service offering may distract our executive teams’ focus on our core mammalian cell culture operations;
•	we may be unable to timely hire qualified individuals to manage and our viral vector operations; and
•	we may experience delays and other challenges in engaging our initial viral vector customers due to our lack of operating experience in the viral vector market.

In addition to the foregoing, we are commencing a service offering that is currently dominated by a small number of larger organizations with established viral vector operations and significantly greater financial resources with whom we may experience difficulties in competing for talent and customers. Due to the foregoing risks and uncertainties, we cannot assure you that our viral vector development and manufacturing service offering will be successful and will not materially adversely affect our business, operating results, or financial condition. If we are unable to manage these risks in connection with our business expansion, our business and operating results could be materially harmed.

Item 6.	Exhibits

(a)     Exhibits:

10.1	First Amendment to the Avid Bioservices, Inc. 2018 Omnibus Incentive Plan. *†

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).*

_______________________

* Filed herewith.

† Management contract or a compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVID BIOSERVICES, INC.

Date: December 7, 2021	By: /s/ Nicholas S. Green
Nicholas S. Green
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 7, 2021	By: /s/ Daniel R. Hart
Daniel R. Hart
Chief Financial Officer
(signed both as an officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Principal Accounting Officer)

