Form 10-Q
period 2022-01-31
Avid Bioservices, Inc.
filed 2022-03-08
CIK 704562

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 001-32839

AVID BIOSERVICES, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3698422 (I.R.S. Employer Identification No.)
2642 Michelle Drive, Suite 200, Tustin, California, 92780 (Address of principal executive offices, Zip Code)

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

61,744,350 shares of registrant’s common stock were outstanding as of March 1, 2022.

AVID BIOSERVICES, INC.

Form 10-Q

For the Fiscal Quarter Ended January 31, 2022

TABLE OF CONTENTS

As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “we,” “us,” “our,” and the “Company” refer to Avid Bioservices, Inc. and its subsidiary.

i

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

avid bioservices, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except par value)

	January 31, 2022	April 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$149,957	$169,915
Accounts receivable, net	28,009	18,842
Contract assets	3,344	6,112
Inventory	21,054	11,871
Prepaid expenses	1,126	1,064
Total current assets	203,490	207,804

Property and equipment, net	69,395	37,455
Operating lease right-of-use assets	37,508	18,691
Other assets	3,352	1,210
Restricted cash	350	350
Total assets	$314,095	$265,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,456	$9,257
Accrued compensation and benefits	7,742	8,794
Contract liabilities	58,991	50,769
Current portion of operating lease liabilities	2,624	1,355
Other current liabilities	1,489	761
Total current liabilities	77,302	70,936

Convertible senior notes, net	139,313	96,949
Operating lease liabilities, less current portion	38,683	19,889
Finance lease liabilities, less current portion	2,222	–
Total liabilities	257,520	187,774

Commitments and contingencies	–	–

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at respective dates	–	–
Common stock, $0.001 par value; 150,000 shares authorized; 61,725 and 61,069 shares issued and outstanding at respective dates	62	61
Additional paid-in capital	603,488	637,534
Accumulated deficit	(546,975)	(559,859)
Total stockholders’ equity	56,575	77,736
Total liabilities and stockholders’ equity	$314,095	$265,510

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share information)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021

Revenues	$31,508	$21,806	$88,371	$68,262
Cost of revenues	22,421	15,604	58,707	47,098
Gross profit	9,087	6,202	29,664	21,164

Operating expenses:
Selling, general and administrative	5,818	4,018	15,311	12,009
Total operating expenses	5,818	4,018	15,311	12,009
Operating income	3,269	2,184	14,353	9,155
Interest expense	(718)	–	(2,125)	(4)
Other income (expense), net	(303)	23	(154)	70
Net income	$2,248	$2,207	$12,074	$9,221
Comprehensive income	$2,248	$2,207	$12,074	$9,221
Series E preferred stock accumulated dividends	–	(1,442)	–	(3,604)
Net income attributable to common stockholders	$2,248	$765	$12,074	$5,617

Net income per share attributable to common stockholders:
Basic	$0.04	$0.01	$0.20	$0.10
Diluted	$0.04	$0.01	$0.19	$0.10

Weighted average common shares outstanding:
Basic	61,631	58,865	61,394	57,349
Diluted	63,872	60,097	63,711	58,058

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except per share information)

	Three Months Ended January 31, 2022
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at October 31, 2021	–	$–	61,552	$62	$600,266	$(549,223)	$51,105
Common stock issued under equity compensation plans	–	–	173	–	1,111	–	1,111
Stock-based compensation expense	–	–	–	–	2,111	–	2,111
Net income	–	–	–	–	–	2,248	2,248
Balance at January 31, 2022	–	$–	61,725	$62	$603,488	$(546,975)	$56,575

	Three Months Ended January 31, 2021
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at October 31, 2020	1,648	$2	56,722	$57	$613,384	$(564,057)	$49,386
Series E preferred stock dividends paid ($0.65625 per share)	–	–	–	–	(1,081)	–	(1,081)
Common stock issued, net of issuance costs of $2,359	–	–	3,833	4	32,137	–	32,141
Common stock issued under equity compensation plans	–	–	272	–	1,718	–	1,718
Stock-based compensation expense	–	–	–	–	999	–	999
Net income	–	–	–	–	–	2,207	2,207
Balance at January 31, 2021	1,648	$2	60,827	$61	$647,157	$(561,850)	$85,370

	Nine Months Ended January 31, 2022
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at April 30, 2021	–	$–	61,069	$61	$637,534	$(559,859)	$77,736
Cumulative-effect adjustment from modified retrospective adoption of ASU 2020-06	–	–	–	–	(42,431)	810	(41,621)
Common stock issued under equity compensation plans	–	–	656	1	3,033	–	3,034
Stock-based compensation expense	–	–	–	–	5,352	–	5,352
Net income	–	–	–	–	–	12,074	12,074
Balance at January 31, 2022	–	$–	61,725	$62	$603,488	$(546,975)	$56,575

	Nine Months Ended January 31, 2021
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at April 30, 2020	1,648	$2	56,483	$56	$612,909	$(571,071)	$41,896
Series E preferred stock dividends paid ($1.96875 per share)	–	–	–	–	(3,244)	–	(3,244)
Common stock issued, net of issuance costs of $2,359	–	–	3,833	4	32,137	–	32,141
Common stock issued under equity compensation plans	–	–	511	1	2,601	–	2,602
Stock-based compensation expense	–	–	–	–	2,754	–	2,754
Net income	–	–	–	–	–	9,221	9,221
Balance at January 31, 2021	1,648	$2	60,827	$61	$647,157	$(561,850)	$85,370

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended January 31,
	2022	2021

Cash flows from operating activities:
Net income	$12,074	$9,221
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	5,352	2,754
Depreciation and amortization	3,060	2,540
Amortization of debt issuance costs	766	–
Loss on disposal of property and equipment	385	–
Changes in operating assets and liabilities:
Accounts receivable, net	(9,167)	(18,507)
Contract assets	2,768	(2,245)
Inventory	(9,183)	(1,063)
Prepaid expenses and other assets	(2,204)	(101)
Accounts payable	(3,621)	(951)
Accrued compensation and benefits	(1,052)	3,481
Contract liabilities	8,222	18,587
Other accrued expenses and liabilities	1,453	(394)
Net cash provided by operating activities	8,853	13,322

Cash flows from investing activities:
Purchase of property and equipment	(31,845)	(5,717)
Net cash used in investing activities	(31,845)	(5,717)

Cash flows from financing activities:
Proceeds from issuance of common stock under equity compensation plans	3,034	2,602
Proceeds from issuance of common stock, net of issuance costs	–	32,141
Repayment of note payable	–	(4,379)
Dividends paid on preferred stock	–	(3,244)
Principal payments on finance lease	–	(93)
Net cash provided by financing activities	3,034	27,027

Net (decrease) increase in cash, cash equivalents and restricted cash	(19,958)	34,632
Cash, cash equivalents and restricted cash, beginning of period	170,265	36,612
Cash, cash equivalents and restricted cash, end of period	$150,307	$71,244

Supplemental disclosures of cash flow information:
Cash paid for interest	$914	$5

Supplemental disclosures of non-cash activities:
Unpaid purchases of property and equipment	$780	$1,880
Unpaid finance lease obligation	$40	$–
Right-of-use assets obtained upon operating lease modification, net	$4,554	$–
Right-of-use assets obtained in exchange for operating lease obligations	$16,093	$–
Property and equipment obtained in exchange for finance lease obligation	$2,760	$–

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

The following table summarizes our manufacturing and process development revenue streams (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Manufacturing revenues	$26,170	$17,895	$73,858	$60,407
Process development revenues	5,338	3,911	14,513	7,855
Total revenues	$31,508	$21,806	$88,371	$68,262

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

During the three and nine months ended January 31, 2022, we recognized revenue of $6.9 million and $31.7 million, respectively, for which the contract liability was recorded in a prior period.

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

During the three and nine months ended January 31, 2022, changes in estimates for variable consideration resulted in a decrease in revenues of $1.2 million and $12.4 million, respectively. These changes in estimates for variable consideration can primarily be attributed to a dispute with a customer over the payment of certain cancellation fees due to us under the terms of the related customer contract which resulted in a decrease in revenues of $0.3 million and $11.5 million, for the current year three and nine-month periods, respectively. We believe we have a contractual right to the disputed amount, but as this contractual right is being disputed and therefore may be uncollectible, we have not recorded revenue associated with the disputed amount.

There were no material adjustments in estimates for variable consideration for the three months ended January 31, 2021. During the nine months ended January 31, 2021, changes in estimates for variable consideration resulted in an increase in revenues of $1.1 million.

We apply the practical expedient available under ASC 606 that permits us not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. As of January 31, 2022, we do not have any unsatisfied performance obligations for contracts greater than one year.

Restricted Cash

Under the terms of an operating lease related to one of our facilities (Note 4), we are required to maintain a letter of credit as collateral. Accordingly, at January 31, 2022 and April 30, 2021, restricted cash of $0.4 million was pledged as collateral under the letter of credit.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	January 31, 2022	April 30, 2021	January 31, 2021	April 30, 2020
Cash and cash equivalents	$149,957	$169,915	$70,894	$36,262
Restricted cash	350	350	350	350
Total cash, cash equivalents and restricted cash	$150,307	$170,265	$71,244	$36,612

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

Based on our analysis of our accounts receivable balance as of January 31, 2022, we determined an allowance for doubtful accounts of $11.5 million was deemed necessary due to a dispute with a customer over the payment of certain cancellation fees due to us under the terms of the related customer contract. The corresponding amount of revenue was reserved in the current year period. We believe we have a contractual right to this amount, but as this contractual right is being disputed and therefore may be uncollectible, we have chosen to reserve the disputed amount.

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

Construction-in-progress, which represents direct costs related to the construction of various equipment and leasehold improvements primarily associated with our manufacturing facilities, is not depreciated until the asset is completed and placed into service. No interest was incurred or capitalized as construction-in-progress as of January 31, 2022 and April 30, 2021. All of our property and equipment are located in the United States. Property and equipment consist of the following (in thousands):

	January 31, 2022	April 30, 2021
Leasehold improvements	$36,870	$23,000
Laboratory and manufacturing equipment	25,192	20,793
Computer equipment and software	5,562	5,541
Furniture, fixtures and office equipment	843	843
Construction-in-progress	24,676	8,372
Total property and equipment, gross	93,143	58,549
Less: accumulated depreciation and amortization	(23,748)	(21,094)
Total property and equipment, net	$69,395	$37,455

Depreciation and amortization expense for the three and nine months ended January 31, 2022 was $1.0 million and $3.1 million, respectively.

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

Impairment

Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. If such events or changes in circumstances arise, we compare the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the long-lived assets are determined to be impaired, any excess of the carrying value of the long-lived assets over its estimated fair value is recognized as an impairment loss. For the nine months ended January 31, 2022 and 2021, there were no indicators of impairment of the value of our long-lived assets and no cumulative impairment losses recognized as of January 31, 2022.

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

As of January 31, 2022 and April 30, 2021, we did not have any Level 2 or Level 3 financial assets and our cash equivalents of $138.2 million and $158.8 million, respectively, were invested in money market funds with one and two major commercial banks, respectively, and carried at fair value based on quoted market prices for identical securities (Level 1 input). We consider the fair value of our convertible senior notes to be a Level 2 financial liability due to limited trading activity of the senior convertible notes. Refer to Note 3, Debt, of the notes to unaudited condensed consolidated financial statements for further details. We did not have any other Level 2 or Level 3 financial liabilities as of January 31, 2022 and April 30, 2021.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU 2016-13”). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. As a smaller reporting company as defined by the SEC, ASU 2016-13 and its subsequent updates are effective for fiscal years beginning after December 15, 2022, which will be our fiscal year 2024 beginning May 1, 2023; however, early adoption is permitted. We are currently evaluating the timing and the impact this standard will have on our unaudited condensed consolidated financial statements.

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

Note 3 – Debt

Convertible Senior Notes Due 2026

In March 2021, we issued $143.8 million in aggregate principal amount of 1.25% exchangeable senior notes due 2026 (“Convertible Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The net proceeds we received from the issuance of Convertible Notes was $138.5 million, after deducting initial purchaser discounts and other debt issuance related expenses of $5.3 million.

The Convertible Notes are senior unsecured obligations and accrue interest at a rate of 1.25% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2021. The Convertible Notes mature on March 15, 2026, unless earlier redeemed or repurchased by us or converted at the option of the holders. The Convertible Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election in the manner and subject to the terms and conditions provided in the indenture (the “Indenture”) governing the Convertible Notes.

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

As of January 31, 2022, the conditions allowing holders of the Convertible Notes to convert had not been met and, therefore, the Convertible Notes are classified as a long-term liability on the condensed consolidated balance sheets at January 31, 2022 and April 30, 2021.

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

The net carrying amount of the Convertible Notes is as follows (in thousands):

	January 31, 2022	April 30, 2021
Principal	$143,750	$143,750
Unamortized debt discount (1)	–	(43,189)
Unamortized issuance costs	(4,437)	(3,612)
Net carrying amount	$139,313	$96,949

The net carrying amount of the equity component of the Convertible Notes is as follows (in thousands):

	January 31, 2022	April 30, 2021
Equity component (debt discount)	$–	$44,051
Issuance costs	–	(1,620)
Net carrying amount (1)	$–	$42,431

________________

(1)	As discussed above, the adoption of ASU 2020-06 on May 1, 2021 resulted in the re-combination of the debt and equity components of the Convertible Notes into a single debt instrument. Accordingly, the unamortized debt discount balance and the net carrying amount of the equity component were derecognized.

As of January 31, 2022, the estimated fair value of the Convertible Notes was approximately $197.7 million. The fair value was determined based on the last actively traded price per $100 of the Convertible Notes for the period ended January 31, 2022 (Level 2).

The following table summarizes the interest expense recognized related to the Convertible Notes for the three and nine months ended January 31, 2022 (in thousands). There were no Convertible Notes outstanding for the three and nine months ended January 31, 2021.

	Three Months Ended January 31, 2022	Nine Months Ended January 31, 2022
Contractual interest expense	$449	$1,347
Amortization of issuance costs	257	766
Total interest expense	$706	$2,113

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

The components of operating lease cost for the three and nine months ended January 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Operating lease cost	$1,051	$788	$2,828	$2,364
Variable lease cost	221	112	620	433
Short-term lease cost	163	99	379	289
Total operating lease cost	$1,435	$999	$3,827	$3,086

We also lease certain manufacturing equipment under a 5 year finance lease that commenced in October 2021. Finance lease costs were immaterial for the three and nine months ended January 31, 2022 and 2021.

Supplemental consolidated balance sheet and other information related to our operating and finance leases as of January 31, 2022 and April 30, 2021 were as follows (in thousands, expect weighted average data):

Leases	Classification	January 31, 2022	April 30, 2021
Assets
Operating	Operating lease right-of-use assets	$37,508	$18,691
Finance	Property and equipment, net	2,760	–
Total leased assets		$40,268	$18,691

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$2,624	$1,355
Finance	Other current liabilities	498	–
Non-current:
Operating	Operating lease liabilities, less current portion	38,683	19,889
Finance	Finance lease liabilities, less current portion	2,222	–
Total lease liabilities		$44,027	$21,244

Weighted average remaining lease term (years):
Operating leases	12.6	9.6
Finance lease	4.9	–
Weighted average discount rate
Operating leases	3.3%	8.0%
Finance lease	5.3%	–

Cash paid for amounts included in the measurement of our operating lease liabilities was $1.6 million and $2.2 million for the nine months ended January 31, 2022 and 2021, respectively, and included in net cash used in operating activities in our accompanying unaudited condensed consolidated statements of cash flows. We did not have any cash payments associated with our finance lease liability as of January 31, 2022. As of January 31, 2022, the maturities of our lease liabilities, which includes those derived from lease renewal options that we considered it reasonably certain that we would exercise, were as follows (in thousands):

Fiscal Year Ending April 30,	Operating Leases	Finance Lease	Total
2022 (remaining period)	$794	$157	$951
2023	4,279	629	4,908
2024	4,140	629	4,769
2025	4,060	629	4,689
2026	4,167	629	4,796
Thereafter	32,908	419	33,327
Total lease payments	$50,348	$3,092	$53,440
Less: imputed interest	(9,041)	(372)	(9,413)
Total lease liabilities	$41,307	$2,720	$44,027

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

Holders of our Series E Preferred Stock were entitled to receive cumulative dividends at the rate of 10.50% per annum based on the liquidation preference of $25.00 per share, or $2.625 per annum per share, and were payable quarterly in cash, on or about the first day of each January, April, July and October. For the three and nine months ended January 31, 2021, we paid aggregate cash dividends of $1.1 million and $3.2 million, respectively, for issued and outstanding shares of our Series E Preferred Stock. No amounts were paid for the three and nine months ended January 31, 2022.

Note 6 – Equity Compensation Plans

Stock Incentive Plans

As of January 31, 2022, we had an aggregate of 9,077,276 shares of our common stock reserved for issuance under our stock incentive plans, of which 3,578,469 shares were subject to outstanding stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) and 5,498,807 shares were available for future grants of stock-based awards.

Stock Options

The following summarizes our stock option transaction activity for the nine months ended January 31, 2022:

	Stock Options	Grant Date Weighted Average Exercise Price
	(in thousands)
Outstanding at May 1, 2021	3,130	$6.56
Granted	36	$24.42
Exercised	(403)	$5.95
Canceled or expired	(170)	$7.47
Outstanding at January 31, 2022	2,593	$6.84

Restricted Stock Units

The following summarizes our RSUs transaction activity for the nine months ended January 31, 2022:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at May 1, 2021	560	$6.52
Granted	334	$25.59
Vested	(209)	$9.23
Forfeited	(49)	$15.17
Outstanding at January 31, 2022	636	$14.98

Performance Stock Units

During the nine months ended January 31, 2022, the Compensation Committee of the Board of Directors granted performance stock units (“PSUs”) to our officers. The PSUs are subject to annual vesting, as to one-third of the PSUs, over our three fiscal years ending April 30, 2022, 2023 and 2024 (each a “Performance Period”) based upon our attainment of certain predetermined financial metrics for each such Performance Period. Each PSU that vests represents the right to receive one share of our common stock. Depending on the actual financial metrics achieved relative to the target financial metrics for such Performance Periods, the number of PSUs issued could range from 0% to 200% of the target amount. The number of granted shares included in the table below is based on a maximum 200% achievement of each financial metric during each Performance Period (the “Maximum Performance Target”). In the event that a financial metric is achieved at a rate below the Maximum Performance Target, or is not achieved, the corresponding portion of the PSUs that do not vest will be forfeited.

The following summarizes our PSUs transaction activity for the nine months ended January 31, 2022:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at May 1, 2021	–	$–
Granted	380	$25.36
Vested	–	$–
Forfeited	(30)	$26.03
Outstanding at January 31, 2022	350	$25.31

Employee Stock Purchase Plan

The Avid Bioservices, Inc. 2010 Employee Stock Purchase Plan (the “ESPP”) is a stockholder-approved plan under which employees can purchase shares of our common stock, based on a percentage of their compensation, subject to certain limits. The purchase price per share is equal to the lower of 85% of the fair market value of our common stock on the first trading day of the six-month offering period or on the last trading day of the six-month offering period. During the nine months ended January 31, 2022, a total of 44,364 shares of our common stock were purchased under the ESPP at a weighted average purchase price per share of $14.50. As of January 31, 2022, we had 1,031,962 shares of our common stock reserved for issuance under the ESPP.

Stock-Based Compensation

Stock-based compensation expense for the three and nine months ended January 31, 2022 and 2021 was comprised of the following (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Cost of revenues	$694	$386	$1,855	$1,035
Selling, general and administrative	1,417	613	3,497	1,719
Total stock-based compensation	$2,111	$999	$5,352	$2,754

As of January 31, 2022, the total estimated unrecognized compensation cost related to non-vested stock options and RSUs was $3.6 million and $8.8 million, respectively. These costs are expected to be recognized over weighted average vesting periods of 2.0 and 2.6 years, respectively.

As of January 31, 2022, there was $0.7 million of total estimated unrecognized compensation cost related to unvested PSUs associated with the Performance Period ending April 30, 2022. These costs are expected to be recognized over the weighted average vesting period of 0.3 years.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Numerator:
Net income	$2,248	$2,207	$12,074	$9,221
Series E preferred stock accumulated dividends	–	(1,442)	–	(3,604)
Net income attributable to common stockholders	$2,248	$765	$12,074	$5,617

Denominator:
Weighted average basic common shares outstanding	61,631	58,865	61,394	57,349
Effect of dilutive securities:
Stock options	1,862	937	1,926	507
RSUs, PSUs and ESPP	379	295	391	202
Weighted average dilutive common shares outstanding	63,872	60,097	63,711	58,058

Net income per share attributable to common stockholders
Basic	$0.04	$0.01	$0.20	$0.10
Diluted	$0.04	$0.01	$0.19	$0.10

The following table presents the potential dilutive securities excluded from the calculation of diluted net income per share for the periods presented as the effect of their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Stock options	40	325	37	1,665
RSUs, PSUs and ESPP	3	–	5	6
Convertible Notes	6,776	–	6,776	–
Series E Preferred Stock	–	1,979	–	1,979
Total	6,819	2,304	6,818	3,650

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

Strategic Objectives

We have a growth strategy that seeks to align with the growth of the biopharmaceutical drug substance contract services market. That strategy encompasses the following objectives:

•	Invest in additional manufacturing capacity and resources required for us to achieve our long-term growth strategy and meet the growth-demand of our customers’ programs, moving from development through to commercial manufacturing;
•	Broaden our market awareness through a diversified yet flexible marketing strategy;
•	Continue to expand our customer base and programs with existing customers for both process development and manufacturing service offerings;
•	Explore strategic opportunities both within our core business as well as in adjacent and/or synergistic service offerings in order to enhance and/or broaden our capabilities; and
•	Increase our operating profit margin to best in class industry standards.

Third Quarter Highlights

The following summarizes select highlights from our third quarter ended January 31, 2022:

•	Reported revenues of $31.5 million, an increase of 44%, or $9.7 million, compared to the same prior year period;
•	Reported net income attributable to common stockholders of $2.2 million, or $0.04 per basic and diluted share;
•	Expanded our customer base and programs with existing customers and ended the quarter with a backlog of $140 million, representing our highest backog to date;
•	Announced the official opening of our second downstream processing suite within our Myford facility. This milestone marks the completion of the first phase of our two-phased expansion of our Myford facility; and
•	Continued to advance the second phase of expansion of our Myford facility as well as planning efforts for the construction of a world-class, purpose-built viral vector development and manufacturing facility as further discussed in the “Facility Expansions” section below.

Facility Expansions

During fiscal year 2021, we announced plans for a two-phased expansion of our Myford facility. The first phase, which was initiated during the second quarter of fiscal 2021 and completed in January 2022, expands the production capacity of our existing north side of our Myford facility (“Myford North”) by adding an additional downstream processing suite. This phase is now operational and we are actively scheduling new business into the suite. The second phase, which was initiated during the fourth quarter of fiscal 2021 and is anticipated to be online during the first calendar quarter of 2023, will further expand our capacity through the build out of a second manufacturing train, including both upstream and downstream processing suites, within the south side of our Myford facility (“Myford South”). We estimate that the total cost to complete these two phases of expansion will be approximately $70 to $75 million. Upon completion, we estimate that the first and second phases of the Myford expansions will result in a total revenue generating capacity of up to $270 million annually, depending on the mix of projects.

In October 2021, we announced plans to expand our CDMO service offerings into viral vector development and manufacturing services for the rapidly growing cell and gene therapy market. As part of this expansion, we are in the process of constructing a world-class, purpose-built viral vector development and CGMP manufacturing facility within a building we are leasing in Costa Mesa, California (the “Viral Vector Facility”). Based on current projections, we expect the entire build out of our new Viral Vector Facility will take up to 18 months at an estimated cost of approximately $65 to $75 million. The Viral Vector Facility’s analytical and process development laboratories are expected to come online more rapidly, with the potential to be operational by mid calendar 2022, followed by CGMP manufacturing coming online approximately one year later. Upon completion of the entire build out of the Viral Vector Facility, we estimate this expansion, combined with the existing facilities and ongoing Myford facility expansions, has the potential to bring our total revenue generating capacity to more than $350 million annually, depending on the mix of projects.

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

Performance and Financial Measures

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are revenues, gross profit, selling, general and administrative expenses, operating income and interest expense.

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

Gross Profit

Gross profit is equal to revenues less cost of revenues. Cost of revenues reflects the direct cost of labor, overhead and material costs. Direct labor costs include compensation, benefits, recruiting fees, and stock-based compensation within the manufacturing, process and analytical development, quality assurance, quality control, validation, supply chain, project management and facilities functions. Overhead costs primarily include the rent, common area maintenance, utilities, property taxes, security, materials and supplies, software, small equipment and deprecation costs of all manufacturing and laboratory locations.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses are composed of corporate-level expenses including compensation, benefits, recruiting fees, and stock-based compensation of corporate functions such as executive management, finance and accounting, business development, legal, human resources, information technology, and other centralized services. SG&A expenses include corporate legal fees, audit and accounting fees, investor relation expenses, non-employee director fees, corporate facility related expenses, and other expenses relating to our general management, administration, and business development activities. SG&A expenses are generally not directly proportional to revenues, but we expect such expenses to increase over time to support the needs of our growing company.

Interest Expense

Interest expense is composed of interest related to our outstanding convertible senior notes and finance lease obligations.

Results of Operations

The following table compares the unaudited condensed consolidated statements of operations for the three and nine months ended January 31, 2022 and 2021 (in thousands):

	Three Months Ended January 31,			Nine Months Ended January 31,
	2022	2021	$ Change	2022	2021	$ Change
Revenues	$31,508	$21,806	$9,702	$88,371	$68,262	$20,109
Cost of revenues	22,421	15,604	6,817	58,707	47,098	11,609
Gross profit	9,087	6,202	2,885	29,664	21,164	8,500

Operating expenses:
Selling, general and administrative	5,818	4,018	1,800	15,311	12,009	3,302
Total operating expenses	5,818	4,018	1,800	15,311	12,009	3,302
Operating income	3,269	2,184	1,085	14,353	9,155	5,198
Interest expense	(718)	–	(718)	(2,125)	(4)	(2,121)
Other income (expense), net	(303)	23	(326)	(154)	70	(224)
Net income	$2,248	$2,207	$41	$12,074	$9,221	$2,853

Three Months Ended January 31, 2022 Compared to Three Months Ended January 31, 2021

Revenues

Revenues for the three months ended January 31, 2022 were $31.5 million compared to $21.8 million for the same period in the prior year, an increase of $9.7 million, or 44%. The increase in revenues can primarily be attributed to an increase in the scope of in-process and completed manufacturing runs during the current year period compared to the prior year period combined with an increase in process development revenues primarily associated with services provided to new customers. The increase in revenues was attributed to the following components of our revenue streams:

$ millions
Net increase in manufacturing revenues	$8.3
Net increase in process development revenues	1.4
Total increase in revenues	$9.7

Gross Profit

Gross profit for the three months ended January 31, 2022 was $9.1 million compared to $6.2 million for the same period in the prior year, an increase of $2.9 million, and gross margins for such periods were 29% and 28%, respectively. The $2.9 million increase in gross profit for the current-year period can primarily be attributed to increased revenues, partially offset by increases in planned growth costs including compensation and benefits, stock-based compensation, and facility and equipment related costs. We expect our gross profit will continue to be impacted by these planned growth costs as we continue to increase the hiring of personnel to support our growing manufacturing capacity and expanded CDMO service offerings.

Operating Expenses

Selling, General and Administrative Expenses

SG&A expenses were $5.8 million for the three months ended January 31, 2022 compared to $4.0 million for the same period in the prior year, an increase of approximately $1.8 million, or 45%. As a percentage of revenues, SG&A expenses for the three months ended January 31, 2022 and 2021 were both 18%. The net increase in SG&A expenses was attributed to the following components:

$ millions
Increase in stock-based compensation expense	$0.8
Increase in compensation and benefit related expenses	0.6
Increase in facility and related expenses	0.2
Net increase in all other SG&A expenses	0.2
Total increase in SG&A expenses	$1.8

Operating Income

Operating income was $3.3 million for the three months ended January 31, 2022 compared to $2.2 million for the same period in the prior year. This $1.1 million improvement in year-over-year operating income can primarily be attributed to a $2.9 million increase in gross profit, partially offset by an increase in SG&A expense of approximately $1.8 million.

Interest Expense

Interest expense was $0.7 million for the three months ended January 31, 2022 compared to no interest expense for the same period in the prior year. The increase of $0.7 million can be attributed to interest expense related to our outstanding Convertible Notes issued in March 2021 (as described in Note 3 of the notes to unaudited condensed consolidated financial statements).

Nine Months Ended January 31, 2022 Compared to Nine Months Ended January 31, 2021

Revenues

Revenues for the nine months ended January 31, 2022 were $88.4 million compared to $68.3 million for the same period in the prior year, an increase of $20.1 million, or 29%. The increase in revenues in the current year period compared to the prior year period can primarily be attributed to an increase in the number and scope of in-process and completed manufacturing runs, an increase in unutilized reserved capacity fees, and an increase in process development revenues primarily associated with services provided to new customers. The increase in revenues was attributed to the following components of our revenue streams:

$ millions
Net increase in manufacturing revenues	$13.4
Net increase in process development revenues	6.7
Total increase in revenues	$20.1

Gross Profit

Gross profit for the nine months ended January 31, 2022 was $29.7 million compared to $21.2 million for the same period in the prior year, an increase of approximately $8.5 million, and gross margins for such periods were 34% and 31%, respectively. The $8.5 million increase in gross profit for the current-year period can primarily be attributed to increased revenues, partially offset by increases in planned growth costs including compensation and benefits, stock-based compensation, and facility and equipment related costs.

Operating Expenses

Selling, General and Administrative Expenses

SG&A expenses were $15.3 million for the nine months ended January 31, 2022 compared to $12.0 million for the same period in the prior year, an increase of approximately $3.3 million, or 27%. As a percentage of revenues, SG&A expenses for the nine months ended January 31, 2022 and 2021 were 17% and 18%, respectively. The net increase in SG&A expenses was attributed to the following components:

$ millions
Increase in stock-based compensation expense	$1.8
Increase in facility and related expenses	0.4
Increase in advertising expenses	0.3
Increase in compensation and benefit related expenses	0.2
Increase in legal and accounting fees	0.2
Increase in consulting expenses	0.1
Net increase in all other SG&A expenses	0.3
Total increase in SG&A expenses	$3.3

Operating Income

Operating income was $14.4 million for the nine months ended January 31, 2022 compared to $9.2 million for the same period in the prior year. This $5.2 million improvement in year-over-year operating income can primarily be attributed to a $8.5 million increase in gross profit, partially offset by an increase in SG&A expense of approximately $3.3 million.

Interest Expense

Interest expense was $2.1 million for the nine months ended January 31, 2022 compared to an inconsequential amount for the same period in the prior year. The increase of $2.1 million can be attributed to interest expense related to our outstanding Convertible Notes issued in March 2021 (as described in Note 3 of the notes to unaudited condensed consolidated financial statements).

Liquidity and Capital Resources

The following table presents our selected unaudited financial information as of January 31, 2022 and 2021 and for the nine months ended January 31, 2022 and 2021 (in thousands):

	Nine Months Ended January 31,
	2022	2021
Cash, cash equivalents and restricted cash (1)	$150,307	$71,244
Net cash provided by operating activities	$8,853	$13,322
Net cash used in investing activities	$(31,845)	$(5,717)
Net cash provided by financing activities	$3,034	$27,027

________________

(1)	As of January 31, 2022 and 2021, cash, cash equivalents and restricted cash included $0.4 million that was restricted from general use, related to cash that was pledged as collateral under a letter of credit under the terms of a facility lease agreement.

We believe that our existing cash on hand and our anticipated cash from operating activities will be sufficient to fund our operations for at least the next 12 months from the date of this Quarterly Report.

We currently expect to finance our operations with our existing cash on hand and our anticipated cash flows from operations. If cash flows from operations are not sufficient to support our operations or capital requirements, including our ongoing expansion to our Myford facility and the planned build out of our Viral Vector Facility, then we may need to obtain additional equity or debt financing to fund our future operations and/or such expansions. We may raise these funds at the appropriate time, accessing the form of capital that we determine is most appropriate considering the markets available to us and their respective costs of capital, such as through the issuance of debt or through the public offering of securities. These financings may not be available on acceptable terms, or at all. Our ability to raise additional capital in the equity and debt markets is dependent on a number of factors including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties including, but not limited to, our financial results, economic and market conditions, and global financial crises and economic downturns, including those caused by widespread public health crises such as the COVID-19 pandemic, which may cause extreme volatility and disruptions in capital and credit markets. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

Net Cash Provided By Operating Activities

During the nine months ended January 31, 2022, net cash provided by operating activities decreased by $4.4 million to $8.9 million from $13.3 million of net cash provided by operating activities during the nine months ended January 31, 2021.

Net cash provided by operating activities for the nine months ended January 31, 2022 was a result of net income of $12.1 million combined with non-cash adjustments to net income of $9.6 million primarily related to depreciation and amortization, stock-based compensation and amortization of debt issuance costs, offset by cash flows from the net change in operating assets and liabilities of $12.8 million.

Net cash provided by operating activities for the nine months ended January 31, 2021 was primarily attributable to net income of $9.2 million combined with non-cash adjustments to net income of $5.3 million related to depreciation and amortization and stock-based compensation, offset by cash flows from the net change in operating assets and liabilities of $1.2 million.

Net Cash Used In Investing Activities

During the nine months ended January 31, 2022, net cash used in investing activities increased by $26.1 million to $31.8 million from $5.7 million of net cash used in investing activities during the nine months ended January 31, 2021.

Net cash used in investing activities for the nine months ended January 31, 2022 and 2021 consisted of $31.8 million and $5.7 million, respectively, used to acquire property and equipment primarily related to our development and manufacturing operations.

Net Cash Provided By Financing Activities

During the nine months ended January 31, 2022, net cash provided by financing activities decreased by $24.0 million to $3.0 million from $27.0 million of net cash provided by financing activities during the nine months ended January 31, 2021.

Net cash provided by financing activities for the nine months ended January 31, 2022 consisted of proceeds from the issuance of common stock under our equity compensation plans of $3.0 million.

Net cash provided by financing activities for the nine months ended January 31, 2021 consisted primarily of $32.1 million in net proceeds from the issuance of our common stock pursuant to an underwritten public offering completed in December 2020 and $2.6 million of proceeds from the issuance of common stock under our equity compensation plans, partially offset by $4.4 million of cash used to repay in full a promissory note issued pursuant to the Paycheck Protection Program and $3.2 million of cash used to pay preferred dividends to holders of our Series E Preferred Stock.

Capital Expenditures

During the nine months ended January 31, 2022, our capital expenditures were $31.8 million. We currently anticipate that our capital expenditures for the fiscal year ending April 30, 2022 will be approximately $50 to $60 million, primarily related to the expansion of our Myford facility and the construction of our new Viral Vector Facility as further discussed in the “Facility Expansions” section above.

Contractual Obligations

Except as set forth below, during the nine months ended January 31, 2022, there were no material changes in our contractual obligations and commitments, as described in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2021.

Leases

During the nine months ended January 31, 2022, we entered into and/or amended certain operating and finance leases, which leases resulted in $23.0 million of total future minimum lease payments, of which, $0.2 million is expected to be paid during the remainder of fiscal 2022, $1.9 million is expected to be paid in fiscal 2023, $2.1 million is expected to be paid in fiscal 2024, $2.1 million is expected to be paid in fiscal 2025, $2.2 million is expected to be paid in fiscal 2026, and $14.5 million is expected to be paid thereafter.

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We review our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. During the nine months ended January 31, 2022, there were no significant changes in our critical accounting policies as previously disclosed by us in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2021, except for our critical accounting policies and estimates on stock-based compensation associated with performance stock units granted under our equity compensation plans, as described in Note 2, Summary of Significant Accounting Policies, in the accompanying notes to the unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements applicable to us, please refer to Note 2, Summary of Significant Accounting Policies, in the accompanying notes to our unaudited condensed consolidated financial statements.

Backlog

Our backlog represents, as of a point in time, future revenue from work not yet completed under signed contracts. As of January 31, 2022, our backlog was approximately $140 million, as compared to approximately $118 million as of April 30, 2021. While we anticipate the majority of our backlog will be recognized as revenue over the next twelve (12) months, our backlog is subject to a number of risks and uncertainties, including but not limited to: the risk that a customer timely cancels its commitments prior to our initiation of manufacturing services, in which case we may be required to refund some or all of the amounts paid to us in advance under those canceled commitments; the risk that a customer may experience delays in its program(s) or otherwise, which could result in the postponement of anticipated manufacturing services; the risk that we may not successfully execute on all customer projects; and the risk of a potential negative impact from the COVID-19 global pandemic, any of which could have a negative impact on our liquidity, reported backlog and future revenue and profitability.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended January 31, 2022, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the fiscal year ended April 30, 2021.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2022, the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of January 31, 2022.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting, during the quarter ended January 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 _____________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVID BIOSERVICES, INC.

Dated: March 8, 2022	Signed: /s/ Nicholas S. Green
Nicholas S. Green
President and Chief Executive Officer
(Principal Executive Officer)

Dated: March 8, 2022	Signed: /s/ Daniel R. Hart
Daniel R. Hart
Chief Financial Officer
(signed both as an officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Principal Accounting Officer)

