Form 10-K
period 2022-04-30
Avid Bioservices, Inc.
filed 2022-06-29
CIK 704562

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2022

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

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

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of October 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.9 billion, calculated based on the closing price of the registrant’s common stock as reported by The NASDAQ Capital Market.

61,834,710 shares of registrant’s common stock were outstanding as of June 17, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year to which this report relates.

Form 10-K

For the Fiscal Year Ended April 30, 2022

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

Overview

We are a dedicated contract development and manufacturing organization (“CDMO”) that provides a comprehensive range of services from process development to Current Good Manufacturing Practices (“CGMP”) clinical and commercial manufacturing, focused on biopharmaceutical drug substances derived from mammalian cell culture. With 29 years of experience producing monoclonal antibodies and recombinant proteins, our services include CGMP clinical and commercial drug substance manufacturing, bulk packaging, release and stability testing and regulatory submissions support. We also provide a variety of process development services, including upstream and downstream development and optimization, analytical method development, testing and characterization.

In October 2021, we announced plans to expand our CDMO service offerings into the rapidly growing cell and gene therapy market. As part of this expansion, we are in the process of constructing a world-class, purpose-built cell and gene therepy development and CGMP manufacturing facility within a building we are leasing in Costa Mesa, California as further discussed in the “Our Facilities” section below. In June 2022, we completed the first phase of our two-phase construction plan of our cell and gene therapy facility, with the opening of our new analytical and process development laboratories. The second phase of construction includes the build out of the CGMP manufacturing suites for our cell and gene therapy facility and is expected to be online in mid calendar 2023.

Business Strategy

We continue to execute on a growth strategy that seeks to align with the growth of the biopharmaceutical drug substance contract services market. That strategy encompasses the following continuing objectives:

•	Invest in additional manufacturing capacity and resources required for us to achieve our long-term growth strategy and meet the growth-demand of our customers’ programs, moving from development through to commercial manufacturing;

•	Broaden our market awareness through a diversified yet flexible marketing strategy;

•	Expand our customer base and programs with existing customers for both process development and manufacturing service offerings;

•	Explore and invest in strategic opportunities both within our core business as well as in adjacent and/or synergistic service offerings in order to enhance and/or broaden our capabilities; and

•	Increase operating profit margin to best in class industry standards.

Our Competitive Strengths

We believe that we are well positioned to address the market for outsourced development and manufacturing of biopharmaceuticals derived from mammalian cell culture, due to the following factors:

•	Expertise in Mammalian Cell Culture Manufacturing: We believe that continued consolidation in the CDMO industry has resulted in a limited number of qualified, agile and independent CDMOs with mammalian cell culture-based biologics development and manufacturing capabilities. The mammalian cell culture production method is highly suitable for manufacturing complex molecules (examples include monoclonal antibodies, next-generation antibodies and recombinant proteins), and we believe the benefits of the mammalian cell culture production method have played a significant role in accelerating the proliferation of biologics therapies. We believe we are well positioned in the industry, given our expertise in mammalian cell culture for biologics manufacturing.

•	Broad Spectrum of Services to Support Customers from Early Stage Development to Commercial: We provide fully integrated and customized biomanufacturing services that support our customers from the early preclinical stage to commercial launch and supply. We believe pharmaceutical companies generally prefer to engage with CDMOs that are able to work with a product throughout its lifecycle and have long-standing track records of regulatory compliance and quality control. Our Process Development, CGMP Drug Substance Biomanufacturing, Project Management, Quality Systems and Quality Control are all supported by modern facilities designed to meet customer needs from early stage development to commercial supply. We differentiate our capabilities through several key criteria: (i) we employ a customer-centric approach and collaborate with our customers to tailor customized development and manufacturing services; (ii) our agile manufacturing and development capabilities allow for rapid responses to shifting production requirements, leading to strong customer satisfaction and retention; and (iii) our single-use bioreactors contribute to enhanced manufacturing efficiency for our customers and reduces our capital spending needs.

•	Strong Regulatory Track Record: Historically, developing the expertise to comply with stringent regulatory audits and validation requirements has been a challenge for both pharmaceutical companies and CDMOs, and has been seen as a significant barrier to entry for many CDMOs, as facilities can take years to construct and properly validate. We believe pharmaceutical companies place a premium on working with CDMOs that can ensure a high degree of regulatory compliance, which decreases execution risk. We have a strong regulatory track record, consisting of a 19-year inspection history. Since 2005 we have successfully completed eight pre-approval inspections, including six U.S. Food and Drug Administration (“FDA”) inspections since 2013, none of which resulted in any Form 483 observations by the FDA. Further, we routinely successfully comply with audits by large pharmaceutical companies.

•	Modern and Optimized Infrastructure: With the ongoing expansion of our Myford facility and the construction of a new purpose-built cell and gene therapy development and CGMP manufacturing facility, as further discussed below, we continue to position our business to capitalize on increasing demand in the biologics manufacturing industry for modular cleanroom space, onsite analytical and process development laboratories and single-use bioreactors. These developments have driven demand among pharmaceutical companies for facilities that can develop and produce pilot scale batches (up to 200 liters) in process development using a process train that matches the single-use bioreactors in CGMP production. With single-use bioreactors ranging from 200 to 2,000 liters, our CGMP Myford North facility is designed to provide our customers with the desired efficiency and flexibility.

•	Significant Manufacturing Experience with a Proven Track Record: We have 29 years of experience producing monoclonal antibodies and recombinant proteins, over 17 years of CGMP commercial manufacturing experience and over 14 years of experience with single-use bioreactor technology. We believe this experience, combined with our management team’s and board of directors’ deep experience in the CDMO and pharmaceutical industry, positions us to take advantage of positive long-term industry trends.

Our Growth Strategy

We believe we have a significant opportunity to continue to drive organic growth by leveraging our strengths, broadening our capabilities, increasing our capacity and improving our market visibility.

•	Diversify Customer Base: We have taken and continue to take steps to diversify and expand our customer base and have developed marketing and sales strategies designed to drive new customer acquisitions, while also continuing to leverage our existing relationships to support new programs with our existing customers.

•	Expand Process Development Capabilities: In calendar year 2019, we expanded our process development capabilities in order to make our operations more attractive to emerging, mid-sized and large pharmaceutical companies. This expansion included increasing our total available process development and laboratory space, upgrading the infrastructure and equipment within our existing process development laboratories, and implementing new state-of-the-art technologies and equipment (including benchtop bioreactors and pilot scale manufacturing up to 200 liters) designed to facilitate efficient, high-throughput development of innovative upstream and downstream manufacturing processes that transfer directly into our CGMP manufacturing facility. In June 2022, we announced plans to further expand the process development capacity of our mammailian cell culture services by adding new suites within our existing process development laboratory space that will increase our revenue generating capabilities by approximately $20 million, doubling our current capacity. This expansion is expected to be completed by the end of calendar 2022 at an estimated cost of approximately $6 million. We will continue to explore the addition of capabilities and services that bring value to our clients, enhancing their processing design, speeding their time to market and supporting these activities with state-of-the-art analytics.

•	Expand Manufacturing Footprint and Enhance Efficiencies: During fiscal 2021, we initiated a two-phase expansion of our Myford facility. The first phase, which was initiated during the second quarter of fiscal 2021 and completed in January 2022, expanded the production capacity of our existing Myford facility (“Myford North”) by adding an additional downstream processing suite. The second phase, which was initiated during the fourth quarter of fiscal 2021 and is anticipated to be online during the first calendar quarter of 2023, will further expand our capacity through the build out of a second manufacturing train, including both upstream and downstream processing suites within the south side of our Myford facility (“Myford South”). During fiscal 2022, we initiated the construction of a world-class, purpose-built cell and gene therapy development and CGMP manufacturing facility in Costa Mesa, California. In June 2022, we completed the first phase of our two-phase construction plan with the opening of our new analytical and process development laboratories. The second phase of construction includes the build out of the CGMP manufacturing suites and is expected to be online in mid calendar 2023. Upon completion of the entire build out of our cell and gene therapy facility, we estimate this expansion, combined with our existing facilities and ongoing Myford facility expansion, has the potential to bring our total revenue generating capacity to up to approximately $400 million annually, depending on the mix of projects.

•	Increase Operating Margins: We believe we have the opportunity to drive operating margin expansion by utilizing our available capacity, and implementing continuous process efficiencies. We believe increased facility capacity utilization resulting from the growth strategies described herein will improve operating margins.

•	Reinvest in Equipment and Facilities: We believe that re-investing in our laboratory and manufacturing equipment and facilities is strategically important to meet future customer demand.

•	Explore & Invest in Strategic Opportunities: We will evaluate potential synergistic strategic opportunities, that we believe would add:

o	Capabilities/services to our existing mammalian cell culture development and manufacturing offering that enhance our ability to provide our customers with more tailored and better solutions; and/or

o	Adjacent capabilities/services to service other segments of the biologic’s development and manufacturing segment of the market, that we feel would value our experience, in particular our technical, commercial and regulatory experience, all combined with a high touch, flexible and customer-centric level of service.

Our Facilities

Our Myford facility, located in Orange County, California, currently consists of 42,000 square feet of leased space within the north side of the Myford facility (“Myford North”) utilizing single-use equipment up to the 2,000-liter manufacturing scale to accommodate a fully disposable biomanufacturing process for products from clinical development to commercial supply. Our Myford North facility includes single-use bioreactors (200-liter to 2,000-liter), two downstream processing suites, quality control labs for environmental and analytical testing, and cell bank cryofreezers. We also lease an additional 42,000 square feet of space within the south side of our Myford facility (“Myford South”). As we announced during fiscal 2021, we are in the process of constructing a second manufacturing train in Myford South, including both upstream and downstream processing suites, warehousing and material storage (including walk-in cold rooms). We expect that this expansion will come online during the first calendar quarter of 2023.

Our 12,000 square-foot Franklin facility, which is located adjacent to our Myford facility, includes stainless steel bioreactors (100-liter to 1,000-liter) and single-use bioreactors (200-liter to 1,000-liter), water-for-injection, an autoclave and depyrogenation oven, material storage (including a walk-in cold room) and cell bank cryofreezers.

In October 2021, we announced plans to expand our CDMO service offerings into viral vector development and manufacturing services for the rapidly growing cell and gene therapy market. As part of this expansion, we are constructing a world-class, purpose-built cell and gene therapy development and CGMP manufacturing facility within a building we are leasing in Costa Mesa, California (the “Cell and Gene Therapy Facility”). Based on current projections, we expect the entire build out to take up to 18 months at an estimated cost of approximately $65 to $75 million. In June 2022, we completed the first phase of our two-phase construction plan of the Cell and Gene Therapy Facility, with the opening of our new analytical and process development laboratories. The second phase of construction includes the build out of CGMP manufacturing suites, which are expected to be online in mid calendar 2023.

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

Regulatory Matters

We have a strong and proven regulatory track record, including 19 years of inspection history. To date, we have been successfully audited and qualified by large and small domestic and foreign biotechnology companies interested in the production of biologic material for clinical and commercial use. Additionally, we have been successfully audited by several regulatory agencies, including the FDA, the European Medicines Agency (“EMA”), the Brazilian Health Surveillance Agency (“ANVISA”), the Canadian Health Authority (“Health Canada”), the California Department of Health and the Australian Department of Health.

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

Segment Information

Our business is organized into one reportable operating segment, our contract manufacturing and development services segment. In addition, we had no foreign-based operations and no long-lived assets located in foreign countries as of and for the fiscal years ended April 30, 2022, 2021 and 2020.

Customers

Revenues have historically been derived from a small customer base. For the fiscal years ended April 30, 2022, 2021 and 2020, we derived approximately 60%, 76% and 63% of our revenues from our top three customers, respectively. Although we continue to expand our customer base, we remain dependent on a limited number of customers for a substantial majority of our revenues. The loss of, or a significant reduction of business from, any of our primary customers could have a material adverse effect on our business, financial condition and results of operations. Refer to Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements for additional financial information regarding our customer concentration, including the name of significant customers, and geographic location of customers.

Seasonality

Our business is not subject to seasonality. However, the timing of customer orders, the scale, scope, mix, and the duration of our fulfillment of such customer orders can result in variability in our periodic revenues.

Backlog

Our backlog represents, as of a point in time, future revenue from work not yet completed under signed contracts. As of April 30, 2022, our backlog was approximately $153 million, as compared to approximately $118 million as of April 30, 2021. While we anticipate the majority of our backlog will be recognized during fiscal year 2023, our backlog is subject to a number of risks and uncertainties, including but not limited to: the risk that a customer cancels its commitments prior to our initiation of services, in which case we may be required to refund some or all of the amounts paid to us in advance under those canceled commitments; the risk that a customer may experience delays in its program(s) or otherwise, which could result in the postponement of anticipated services; the risk that we may not successfully execute on all customer projects; and the risk of a potential negative impact from the COVID-19 global pandemic, any of which could have a negative impact on our liquidity, reported backlog and future revenues and profitability.

Competition

Our competition in the CDMO market includes a number of full-service contract manufacturers and large pharmaceutical companies that have the ability to insource manufacturing. Also, some pharmaceutical companies have been seeking to divest all or portions of their manufacturing capacity, and any such divested assets may be acquired by our competitors. Some of our significantly larger and global competitors have substantially greater financial, marketing, technical and other resources than we do. Moreover, additional competition may emerge and may, among other things, create downward pricing pressure, which could negatively impact our financial condition and results of operations.

Human Capital

As of April 30, 2022, we had 321 full-time employees and 6 part-time employees. All of our employees are based in Orange County, California, with the exception of small number of employees within our sales, marketing and supply chain functions. None of our employees are represented by labor unions or are covered by a collective bargaining agreement with respect to their employment. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

We consider talent acquisition, development, engagement and retention a key driver to our business success and are committed to developing a comprehensive, cohesive and positive company culture focused on quality and a commitment to the safety and health of our employees, customers and the general public. We accomplish these initiatives through the following:

Talent Acquisition and Retention

We recognize that our employees largely contribute to our success. To this end, we support business growth by seeking to attract and retain top talent. While the employment market is extremely competitive, particularly for employees with STEM skills (science, technology, engineering and mathematics) due to the large number of pharmaceutical, biotechnology and medical device companies in Southern California and nationally, our talent acquisition team uses internal and external resources and tools to recruit highly skilled candidates. These include an employee referral program, a strong and visible reputation in the community and collaborative relationships with local universities and colleges for identifying talented graduates and new graduates, as well as partnering with a regional biotechnology certification program.

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

Health, Safety, and Wellness

The health, safety, and wellness of our employees is a priority in which we have always invested and will continue to do so. We provide our employees and their families with access to a variety of innovative, flexible, and convenient health and wellness programs. Program benefits are intended to provide protection and security, so employees can have peace of mind concerning events that may require time away from work or that may impact their financial well-being. These programs are highlighted in our human resources newsletters.

These investments and the prioritization of employee health, safety, and wellness took on particular significance in 2020 in light of the COVID-19 pandemic and have remained a continued focus. In response to the global pandemic, in order to protect and support our employees, we promptly implemented health and safety measures that included maximizing personal workspaces, limiting in-person meetings, modifying shift schedules, providing personal protective equipment, and instituting mandatory temperature screening before commencing work. We also supported access to testing by holding voluntary on-site testing clinics for employees. In response to local stay-at-home orders and in alignment with the recommendations of the Centers for Disease Control and Prevention, we implemented remote-work options for employees who are not essential to our on-site manufacturing operations and restricted non-essential employee travel. We also implemented a diligent track and trace program to identify and temporarily quarantine, with continued pay, employees with actual or suspected exposure to individuals with confirmed or suspected cases of COVID-19. We continue to monitor and respond to changes in the federal, California and local guidelines and recommendations.

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

Training and Development

We believe in encouraging employees in becoming lifelong learners by providing ongoing learning and leadership training opportunities. As part of onboarding of new employees, we provide comprehensive training regarding CGMP, environmental, health and safety practices, as well as job function specific training. Many of these training programs are repeated annually and are supplemented by other periodic training programs to maintain and improve employee awareness of safety and other issues. Several times per year we provide supervisory training to newly promoted, or soon to be promoted employees, as well as sponsor more senior employees’ participation in external leadership programs. Additionally, we have applied for training funds through a State of California program supporting the biotechnology industry through the development of future biotech workers. If approved, this program will provide us with additional funds to help supplement our training programs.

We have a formal annual review process not only to determine pay and equity adjustments tied to individual contributions, but to identify areas where training and development may be needed. In addition, we strive to provide real-time recognition of employee performance, including through a web-based portal where employees can be nominated for various levels of spot awards and accumulate points towards the purchase of gifts.

Company Culture

We are committed to instilling a company culture that is focused on integrity, transparency, quality and respect. We expect our employees to observe the highest levels of business ethics, integrity, mutual respect, tolerance and inclusivity. Our employee handbook and Code of Business Conduct and Ethics set forth policies reflecting these values and provide direction for registering complaints in the event of any violation of our policies. We maintain an “open door” policy at all levels of our organization and any form of retaliation against an employee is strictly prohibited.

Employee Engagement

We believe that in order to be successful, we must build and maintain a relationship with our employees that focuses on transparency and listening to their recommendations. We proactively communicate through employee communication newsletters and hold all-employee meetings. Employee input regarding our organizational climate is solicited at least annually through surveys solicited from all employees. Most recently we used an independent Best Places to Work (BPW) survey and, after assessing the results, followed it up with our own survey to drill down and obtain more data on those areas which the BPW survey indicated we could improve in order to better understand the concerns of our employees. The data from the follow-up survey was then used to develop and implement action items to address the identified key areas for improvement.

Corporate Responsibility and Sustainability

In fiscal 2022 we engaged a third-party consultant to assist us with our establishment of a more formal environmental, social, governance (“ESG”) and sustainability program. Working with the consultant, and under the oversight of the Corporate Governance Committee, we have embarked on a comprehensive initiative to assess, benchmark and prioritize our ESG and sustainability practices. We anticipate that this work with the consultant will continue and we intend to continue to evolve our disclosures to provide our stockholders and other stakeholders increased visibility into our ESG and sustainability activities.

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

You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report, including our consolidated financial statements and the related notes thereto, before making a decision to invest in our securities. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently believe are not material, also may become important factors that affect us and impair our business operations. The occurrence of any of the events or developments discussed in the risk factors below could have a material and adverse impact on our business, financial condition, results of operations and cash flows and, in such case, our future prospects would likely be materially and adversely affected.

Risks Related to the COVID-19 Pandemic

Our business, financial condition, and results of operations may be adversely affected by global health epidemics, including the COVID-19 pandemic.

Any public health epidemic, including the COVID-19 pandemic, may affect our operations and those of third parties on which we rely, including our customers and suppliers. Our business, financial condition, and results of operations may be affected by: disruptions in our customers’ abilities to fund, develop, or bring to market products as anticipated; delays in or disruptions to the conduct of clinical trials by our customers; cancellations of contracts or confirmed orders from our customers; and inability, difficulty, or additional cost or delays in obtaining key raw materials, components, and other supplies from our existing supply chain; among other factors caused by a public health epidemic, including the COVID-19 pandemic.

While the COVID-19 pandemic has not had a material negative effect on our overall business, financial condition or results of operations to date, our customers and suppliers have in some cases experienced negative impacts due to disruptions in supply chains and disruptions to the operations of the FDA and other drug regulatory authorities, which resulted in, among other things, delays of inspections, reviews, and approvals of our customers’ products, as well as the volume and timing of orders from these customers. Such impacts may affect our business in the future. Governmental restrictions related to the COVID-19 pandemic, which continue to evolve, including travel restrictions, quarantines, shelter-in-place orders, business closures, new safety requirements or regulations, or restrictions on the import or export of certain materials, or other operational issues related to the COVID-19 pandemic may have an adverse effect on our business and results of operations.

We continue to monitor developments related to the COVID-19 pandemic and its effects on our business, operations, and financial condition. For purposes of our operational and financial planning, we have made, and update when appropriate, certain assumptions regarding the duration, severity, and economic impact of the pandemic. However, despite careful planning, our assumptions may not be accurate, as the extent to which COVID-19 may affect our future results will depend on future developments that are uncertain, including: the duration of the pandemic; emerging information concerning the severity and incidence of the virus and its variants; the emergence of additional virus variants; regional resurgences of the virus globally; the safety, efficacy, and availability of vaccines and treatments for COVID-19 (including its variants); the rate at which the population globally becomes vaccinated against COVID-19; the global economic impact of the pandemic; the actions of governments and regulatory authorities to contain the pandemic; and the actions the biotechnology and pharmaceutical industries, competitors, suppliers, customers, patients, and others may take to contain or address the pandemic’s direct and indirect effects.

In addition, the impact of the COVID-19 pandemic or any other public health epidemic could exacerbate other risks we face, including those described elsewhere in "Risk Factors."

The demand for our development and manufacturing services depends in part on our customers’ research and development and the clinical and market success of their products. Our business, financial condition, and results of operations may be harmed if our customers spend less on, or are less successful in, these activities. In addition, customer spending may be affected by, among other things, the COVID-19 pandemic or recessionary economic conditions caused in whole or in part by the pandemic.

Our customers are engaged in research, development, production, and marketing of pharmaceutical and biotechnology products. The amount of customer spending on research, development, production, and marketing, as well as the outcomes of such research, development, and marketing activities, have a large impact on our revenues and profitability, particularly the amount our customers choose to spend on our services. Available resources, the need to develop new products, and consolidation in the industries in which our customers operate may have an impact on such spending. Our customers finance their research and development spending from private and public sources. A reduction in spending by our customers, which may be influenced by the recent sharp downturn in available private and public funding for small and emerging biotechnology companies, and the continuing direct and indirect effects of the COVID-19 pandemic, could have a material adverse effect on our business, financial condition, and results of operations. If our customers are not successful in attaining or retaining product sales due to market conditions, reimbursement issues, or other factors, our results of operations may be materially adversely affected.

Risks Related to Our Business

A significant portion of our revenues comes from a limited number of customers.

Our revenues have historically been derived from a limited number of customers. For example, for the fiscal years ended April 30, 2022, 2021 and 2020, we derived approximately 60%, 76% and 63% of our revenues from our top three customers, respectively. Although we continue to expand our customer base, we remain dependent on a limited number of customers for a substantial majority of our revenues. The loss of, or a significant reduction of business from, any of our primary customers could have a material adverse effect on our business, financial condition, and results of operations.

We generally do not have long-term customer contracts and our backlog cannot be relied upon as a future indicator of revenues.

We generally do not have long-term contracts with our customers, and existing contracts and purchase commitments may be canceled under certain circumstances. As a result, we are exposed to market and competitive price pressures on every order, and our agreements with customers do not provide assurance of future revenues. Our customers are not required to make minimum purchases and, in certain circumstances, may cease using our services at any time without penalty. Our backlog should not be relied on as a measure of anticipated demand or future revenue, because the orders constituting our backlog may be subject to changes in delivery schedules or cancellation without significant penalty to the customer. Any reductions, cancellations or deferrals in customer orders would negatively impact our business.

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

In addition to the foregoing, we are commencing a service offering that is currently dominated by a small number of larger organizations with established viral vector operations and significantly greater financial resources with whom we may experience difficulties in competing for talent and customers. If we are unable to manage these risks, our business and operating results could be materially harmed.

We are presently making a significant capital investment in our Myford facility in order to meet potential future mammalian cell culture development and manufacturing needs and, as a result, we depend on the success of attracting new and retaining existing customers’ business.

In fiscal 2021, we initiated two phases of expansion in our Myford facility. The first phase was completed in January 2022 and expands the production capacity of our existing north side of our Myford facility by adding an additional downstream processing suite. The second phase is anticipated to be online during the first calendar quarter of 2023 and will further expand our capacity through the build out of a second manufacturing train, including both upstream and downstream processing suites, within the south side of our Myford facility. This expansion represents a substantial investment in our manufacturing capabilities, and as a result, our fixed cost will be significantly increasing. If, upon completion of the two phases of expansion, we are not able to utilize the additional capacity, our margins could be adversely affected. Further, there can be no assurance that our future revenues will be sufficient to ensure the economical operation of this expanded capacity, in which case, our results of operations could be adversely affected.

Our rapid growth during fiscal years 2021 and 2022 may not be indicative of our future growth, and if we continue to grow rapidly, we may fail to manage our growth effectively.

For the fiscal years ended April 30, 2022, 2021 and 2020, our revenues were $119.6 million, $95.9 million and $59.7 million, respectively, representing year-over-year growth of 25% and 61%, respectively. We believe our ability to continue to experience revenue growth will depend on a number of factors, including our ability to:

•	increase our manufacturing capacity by timely completing the expansion of our Myford facility;
•	complete the construction of, and begin to generate revenues from, our cell and gene therapy facility
•	continue to expand our customer base, and identify and focus on additional development and manufacturing opportunities with existing customers;
•	effectively compete with our competitors in the contract development and manufacturing sector;
•	continue to broaden our market awareness through a diversified, yet flexible, marketing strategy; and
•	selectively pursue complementary or adjacent service offerings, either organically or through acquisition.

Moreover, we continue to expand our headcount and operations. We grew from 227 employees as of April 30, 2020 to 327 employees as of April 30, 2022. We anticipate that we will continue to expand our operations and headcount in the near term and beyond. This potential future growth could place a significant strain on our management, administrative, operational and financial resources, company culture and infrastructure. Our success will depend in part on our ability to manage this growth effectively while retaining personnel. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in adding new clients, maintaining our strong quality systems, declines in quality or client satisfaction, increases in costs, system failures, difficulties in introducing new features or solutions, the need for more capital than we anticipate or other operational difficulties, and any of these difficulties could harm our business performance and results of operations.

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

All of our manufacturing facilities are situated in Orange County, California, which increases our exposure to significant disruption to our business as a result of unforeseeable developments in a single geographic area.

We operate our manufacturing facilities in Orange County, California. It is possible that we could experience prolonged periods of reduced production due to unforeseen catastrophic events occurring in or around our facilities. It is also possible that operations could be disrupted due to other unforeseen circumstances such as power outages, explosions, fires, floods, earthquakes or accidents. As a result, we may be unable to shift manufacturing capabilities to alternate locations, accept materials from suppliers, meet customer shipment needs or address other severe consequences that may be encountered, and we may suffer damage to our reputation. Our financial condition and results of our operations could be materially adversely affected were such events to occur.

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

If we do not enhance our existing, or introduce new, service offerings in a timely manner, our offerings may become obsolete or noncompetitive over time, customers may not buy our offerings and our revenues and profitability may decline.

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

As of April 30, 2022, we had federal and state NOL carry forwards of approximately $384 million and $312 million, respectively. These NOL carry forwards could potentially be used to offset certain future federal and state income tax liabilities. The federal net operating loss carry forwards generated prior to January 1, 2018 expire in fiscal years 2024 through 2038. The federal net operating loss generated after January 1, 2018 of $19.6 million can be carried forward indefinitely. Utilization of net operating losses generated subsequent to 2020 are limited to 80% of future taxable income. However, utilization of NOL carry forwards may be subject to a substantial annual limitation pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions due to ownership changes that have occurred previously or that could occur in the future. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. A Section 382 analysis has been completed through the fiscal year ended April 30, 2022, which it was determined that no such change in ownership had occurred. However, ownership changes occurring subsequent to April 30, 2022 may impact the utilization of our NOL carry forwards and other tax attributes. Additionally, states may impose other limitations on the use of state NOL carry forwards. Any limitation may result in expiration of a portion of the carry forwards before utilization. If we were not able to utilize our carry forwards, we would be required to use our cash resources to pay taxes that would otherwise have been offset, thereby reducing our liquidity.

We have recorded significant deferred tax assets, and we might never realize their full value, which would result in a change against our earnings.

As of April 30, 2022, we had deferred tax assets of $115.1 million. Realization of our deferred tax assets is dependent upon our generating sufficient taxable income in future years to realize the tax benefit from those assets. Deferred tax assets are reviewed on a periodic basis for realizability. A charge against our earnings would result if, based on the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized beyond our existing valuation allowance, if any. This could be caused by, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the services provided by our business and a variety of other factors.

If a deferred tax asset net of our valuation allowance, if any, was determined to be not realizable in a future period, the charge to earnings would be recognized as an expense in our results of operations in the period the determination is made.  Additionally, if we are unable to utilize our deferred tax assets, our cash flow available to fund operations could be adversely affected. Depending on future circumstances, it is possible that we might never realize the full value of our deferred tax assets. Any future impairment charges related to a significant portion of our deferred tax assets could have an adverse effect on our financial condition and results of operations.

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

We are increasingly dependent upon sophisticated information technology systems and infrastructure in connection with the conduct of our business. We must constantly update our information technology infrastructure and our various current information technology systems throughout the organization may not continue to meet our current and future business needs. Furthermore, modification, upgrade or replacement of such systems may be costly. In addition, due to the size and complexity of these systems, any breakdown, interruption, corruption or unauthorized access to or cyber-attack on these systems could create system disruptions, shutdowns or unauthorized disclosure of confidential information. While we attempt to take appropriate security and cyber-security measures to protect our data and information technology systems and to prevent such breakdowns and unauthorized breaches and cyber-attacks, these measures may not be successful and these breakdowns and breaches in, or attacks on, our systems and data may not be prevented. Such breakdowns, breaches or attacks may cause business interruption and could have a material adverse effect on our business, financial condition, results of operations and cash flows and could cause the market value of our shares of common stock to decline, and we may suffer financial damage or other loss, including fines or criminal penalties because of lost or misappropriated information.

Increasing attention to environmental, social and governance matters may impact our business, financial results or stock price.

Companies across all industries are facing increasing scrutiny from stakeholders related to their environmental, social and governance (“ESG”) practices and disclosures, including practices and disclosures related to climate change, diversity and inclusion and governance standards. Investor advocacy groups, certain institutional investors, lenders, investment funds and other influential investors are also increasingly focused on ESG practices and disclosures and in recent years have placed increasing importance on the implications and social cost of their investments. In addition, government organizations are enhancing or advancing legal and regulatory requirements specific to ESG matters. The heightened stakeholder focus on ESG issues related to our business requires the continuous monitoring of various and evolving laws, regulations, standards and expectations and the associated reporting requirements. A failure to adequately meet stakeholder expectations may result in noncompliance, the loss of business, reputational impacts, diluted market valuation, an inability to attract customers and an inability to attract and retain top talent. In addition, our adoption of certain standards or mandated compliance to certain requirements could necessitate additional investments that could have an adverse effect on our results of operations.

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

We have no current commitments with respect to any acquisition. We do not know if we will be able to identify acquisitions we deem suitable, whether we will be able to successfully complete any such acquisitions on favorable terms or at all, or whether we will be able to successfully integrate any acquired service offerings, products or technologies. Our potential inability to integrate any acquired service offerings, products or technologies effectively may adversely affect our business, financial condition, and results of operations.

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

These regulatory requirements impact many aspects of our operations, including manufacturing, developing, storage, distribution, import and export and record keeping related to customers’ products. Noncompliance with any applicable regulatory requirements can result in government refusal to approve: (i) facilities for testing or manufacturing products or (ii) products for commercialization. The FDA and other regulatory agencies can delay, limit or deny approval for many reasons, including:

•	changes to the regulatory approval process, including new data requirements for product candidates in those jurisdictions, including the United States, in which our customers may be seeking approval;
•	that a customer’s product candidate may not be deemed to be safe or effective; and
•	the inability of the regulatory agency to provide timely responses as a result of its resource constraints;
•	that the manufacturing processes or facilities may not meet the applicable requirements.

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

Risks Related to the Ownership of Our Common Stock

Our issuance of additional capital stock pursuant to our stock incentive plan, or in connection with financings, acquisitions, or otherwise will dilute the interests of other security holders and may depress the price of our common stock.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors and consultants under our stock incentive plan. We may also raise capital through equity financings in the future. As part of our growth strategy, we may seek to acquire companies and issue equity securities to pay for any such acquisition. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline. Furthermore, if we issue additional equity or convertible debt securities, the new equity securities could have rights senior to those of our common stock. For example, if we elect to settle our conversion obligation under our 1.250% Convertible Senior Notes due 2026 (“Convertible Notes”) in shares of our common stock or a combination of cash and shares of our common stock, the issuance of such common stock may dilute the ownership interests of our stockholders and sales in the public market could adversely affect prevailing market prices.

Our highly volatile stock price may adversely affect the liquidity of our common stock.

The market price of our common stock has generally been highly volatile and is likely to continue to be highly volatile. For instance, the market price of our common stock has ranged from $3.02 to $34.51 per share over the last three fiscal years ended April 30, 2022.

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

Further, in connection with our Convertible Notes issuances, we entered into an indenture dated as of March 12, 2021 as amended by a first supplemental indenture dated April 30, 2021 (as amended or supplemented, the “Indenture”) with U.S. Bank National Association, as trustee. Certain provisions in the Indenture could make it more difficult or more expensive for a third party to acquire us. For example, if a takeover would constitute a fundamental change, holders of the Convertible Notes will have the right to require us to repurchase their Convertible Notes in cash. In addition, if a takeover constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their Convertible Notes in connection with such takeover. In either case, and in other cases, our obligations under the Convertible Notes and the Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.

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

Risks Related to Our Outstanding Convertible Notes

We may not have sufficient cash flow from our business to make payments on our significant debt when due, and we may incur additional indebtedness in the future.

In March 2021, we issued the Convertible Notes in a private offering to qualified institutional buyers pursuant to Rule 144 under the Securities Act. We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

In addition, we may incur substantial additional debt in the future, subject to the restrictions contained in our future debt agreements, some of which may be secured debt. We are not restricted under the terms of the Indenture governing the Convertible Notes, from incurring additional debt, securing existing or future debt, recapitalizing our debt, repurchasing our stock, pledging our assets, making investments, paying dividends, guaranteeing debt or taking a number of other actions that are not limited by the terms of the Indenture governing the Convertible Notes that could have the effect of diminishing our ability to make payments on the Convertible Notes when due.

The conditional conversion feature of our Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes when these conversion triggers are satisfied, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The capped call transactions may affect the value of our Convertible Notes and our common stock.

In connection with the pricing of the Convertible Notes, we entered into capped call transactions with the option counterparties. The capped call transactions cover, subject to customary anti-dilution adjustments, the aggregate number of shares of our common stock that initially underlie the Convertible Notes. The capped call transactions are expected generally to reduce the potential dilution to our common stock as a result of conversion of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap. In connection with establishing their initial hedges of the capped call transactions, the option counterparties or their respective affiliates may have purchased shares of common stock and/or entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the Convertible Notes, including with certain investors in the Convertible Notes.

In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following the pricing of the Convertible Notes and prior to the maturity of the Convertible Notes. They are likely to do so on each exercise date for the capped call transactions, which are expected to occur during each 40 trading day period beginning on the 41st scheduled trading day prior to the maturity date of the Convertible Notes, or following any termination of any portion of the capped call transactions in connection with any repurchase, redemption or early conversion of the Convertible Notes. This activity could also cause or prevent an increase or decrease in the price of our common stock or the Convertible Notes. The potential effect, if any, of these transactions on the price of our common stock or the Convertible Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock.

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

Our corporate offices and CDMO facilities are all located in Orange County, California. We currently lease an aggregate of approximately 239,000 square feet of office, manufacturing, laboratory and warehouse space in five buildings under four separate operating lease agreements that expire on various dates between August 2023 and May 2032. These leases contain renewal options that could extend our lease terms to between August 2035 and May 2042.

We believe that the facilities we lease are adequate to meet our current needs and that, if necessary, additional space would be available to accommodate any future growth.

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

Holders of Common Stock

As of June 17, 2022, we had 548 stockholders of record of our common stock. This number does not include beneficial owners whose shares are held in street name.

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

The following chart shows the performance from April 30, 2017 through April 30, 2022 of Avid Bioservices, Inc. common stock, compared with an investment in the stocks represented in the NASDAQ U.S. Benchmark Pharmaceuticals TR Index and the NASDAQ U.S. Benchmark TR Index assuming the investment of $100 at the beginning of the period and the reinvestment of dividends, if any. The total return data for the comparative indexes were prepared by NASDAQ OMX Global Indexes.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
VALUE OF INVESTMENT OF $100 ON APRIL 30, 2017

$600
$500
$400
$300
$200
$100
$-
2017
2018
2019
2020
2021
2022
Avid Bioservices, Inc.
Nasdaq US Benchmark Pharmaceuticals TR Index
NASDAQ US Benchmark TR Index

The underlying data for the preceding graph is as follows:

	April 30, 2017	April 30, 2018	April 30, 2019	April 30, 2020	April 30, 2021	April 30, 2022
Avid Bioservices, Inc.	$ 100.00	$ 85.17	$ 111.16	$ 141.56	$ 496.73	$ 312.35
NASDAQ U.S. Benchmark Pharmaceuticals TR Index	$ 100.00	$ 107.91	$ 123.18	$ 136.27	$ 157.39	$ 190.86
NASDAQ U.S. Benchmark TR Index	$ 100.00	$ 113.21	$ 127.58	$ 126.59	$ 191.28	$ 185.03

Item 6.	[reserved]

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis should be read in conjunction with our audited Consolidated Financial Statements and the related notes thereto set forth in “Item 8—Financial Statements and Supplementary Data”. In addition to historical information, this discussion and analysis contains forward-looking statements, including statements regarding the anticipated impact of the ongoing COVID-19 global pandemic on our business operations that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those set forth under “Item 1A—Risk Factors” and elsewhere in this Annual Report.

For discussion related to changes in financial condition and our results of operations for fiscal year 2021 compared to fiscal year 2020, refer to “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021, which was filed with the SEC on June 29, 2021.

Overview

We are a dedicated contract development and manufacturing organization (“CDMO”) that provides a comprehensive range of services from process development to Current Good Manufacturing Practices (“CGMP”) clinical and commercial manufacturing, focused on development and CGMP manufacturing of biologics for the biotechnology and biopharmaceutical industries. With 29 years of experience producing monoclonal antibodies and recombinant proteins, our services include CGMP clinical and commercial product manufacturing, bulk packaging, release and stability testing and regulatory submissions support. We also provide a variety of process development services, including upstream and downstream development and optimization, analytical methods development, testing and characterization.

Strategic Objectives

We have a growth strategy that seeks to align with the growth of the biopharmaceutical drug substance contract services market. That strategy encompasses the following objectives:

•	Invest in additional manufacturing capacity and resources required for us to achieve our long-term growth strategy and meet the growth-demand of our customers’ programs, moving from development through to commercial manufacturing;
•	Broaden our market awareness through a diversified yet flexible marketing strategy;
•	Continue to expand our customer base and programs with existing customers for both process development and manufacturing service offerings;
•	Explore strategic opportunities both within our core business as well as in adjacent and/or synergistic biologic service offerings in order to enhance and/or broaden our capabilities; and
•	Increase our operating profit margin to best in class industry standards.

Fiscal Year 2022 Highlights

The following summarizes select highlights from our fiscal year ended April 30, 2022:

•	Reported revenues of $119.6 million, an increase of 25%, or $23.7 million, compared to fiscal 2021;
•	Reported net income attributable to common stockholders of $127.7 million, or $2.08 per basic and $1.84 per diluted share;
•	Expanded our customer base and programs with existing customers and ended the year with a backlog of approximately $153 million compared to $118 million at the end of fiscal 2021;
•	Announced the expansion of our CDMO service offerings into the rapidly growing cell and gene therapy market, and initiated construction of a world-class, purpose-built cell and gene therapy development and CGMP manufacturing facility as further discussed in the “Facility Expansions” section below.
•	Announced the official opening of our second downstream processing suite within our Myford facility. This milestone marks the completion of the first phase of our two-phased expansion of our Myford facility; and
•	Continued to advance the second phase of expansion of our Myford facility as further discussed in the “Facility Expansions” section below.

Facility Expansion

During fiscal year 2021, we announced plans for a two-phased expansion of our Myford facility. The first phase, which was initiated during the second quarter of fiscal 2021 and completed in January 2022, expands the production capacity of our existing north side of our Myford facility (“Myford North”) by adding an additional downstream processing suite. This phase is now operational and we have been generating revenue from this new suite since the fourth quarter of fiscal 2022. The second phase, which was initiated during the fourth quarter of fiscal 2021 and is anticipated to be online during the first calendar quarter of 2023, will further expand our capacity through the build out of a second manufacturing train, including both upstream and downstream processing suites, within the south side of our Myford facility (“Myford South”). We estimate that the remaining cost to complete our second phase of expansion will be approximately $35 to $40 million.

In October 2021, we announced plans to expand our CDMO service offerings into viral vector development and manufacturing services for the rapidly growing cell and gene therapy market. As part of this expansion, we are in the process of constructing a world-class, purpose-built cell and gene therapy development and CGMP manufacturing facility within a building we are leasing in Costa Mesa, California (the “Cell and Gene Therapy Facility”). Based on current projections, we expect the entire build out of our new Cell and Gene Therapy Facility will take up to 18 months at an estimated cost of approximately $65 to $75 million. In June 2022, we completed the first phase of our two-phase construction plan of our Cell and Gene Therapy Facility, with the opening of our new analytical and process development laboratories. The second phase of construction includes the build out of the CGMP manufacturing suites, which are expected to be online in mid calendar 2023.

In June 2022, we announced plans to further expand the process development capacity of our mammailian cell culture services, by adding new suites within our existing process development laboratory space that will double its capacity. This expansion is expected to be completed by the end of calendar 2022 at an estimated cost of approximately $6 million.

Upon completion, we estimate that all of these expansions, combined with our existing facilities, has the potential to bring our total revenue generating capacity to up to approximately $400 million annually, depending on the mix of projects.

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) outbreak a global pandemic. To date, the COVID-19 pandemic has not had a significant impact on our operations, as we have been able to continue to operate our manufacturing facilities and provide essential services to our customers. Additionally, in an effort to protect the health and safety of our employees and in compliance with state regulations, we have implemented precautionary measures, including providing remote-working arrangements for employees who can perform their job functions offsite, re-emphasized good hygiene practices, reorganized our workflows where permitted to maximize physical distancing, limited employee travel and other measures to allow manufacturing and other personnel essential to production to continue work within our manufacturing facilities.

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

Revenues

Revenues are derived from services provided under our customer contracts and are disaggregated into manufacturing and process development revenue streams. Manufacturing revenue generally represents revenue from the manufacturing of customer products derived from mammalian cell culture covering clinical through commercial manufacturing runs. Process development revenue generally represents revenue from services associated with the custom development of a manufacturing process and analytical methods for a customer’s product.

Gross Profit

Gross profit is equal to revenues less cost of revenues. Cost of revenues reflects the direct cost of labor, overhead and material costs. Direct labor costs include compensation, benefits, recruiting fees, and stock-based compensation within the manufacturing, process and analytical development, quality assurance, quality control, validation, supply chain, project management and facilities functions. Overhead costs primarily include the rent, common area maintenance, utilities, property taxes, security, materials and supplies, software, small equipment and deprecation costs incurred at all of our manufacturing and laboratory locations.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses are composed of corporate-level expenses, including compensation, benefits, recruiting fees, and stock-based compensation of corporate functions such as executive management, finance and accounting, business development, legal, human resources, information technology, and other centralized services. SG&A expenses also include corporate legal fees, audit and accounting fees, investor relation expenses, non-employee director fees, corporate facility related expenses, and other expenses relating to our general management, administration, and business development activities. SG&A expenses are generally not directly proportional to revenues, but we expect such expenses to increase over time to support the needs of our growing company.

Results of Operations

The following table compares the operating results of our operations for the fiscal years ended April 30, 2022 and 2021 (in thousands):

	Fiscal Year Ended April 30,
	2022	2021	$ Change
Revenues	$119,597	$95,868	$23,729
Cost of revenues	82,949	66,561	16,388
Gross profit	36,648	29,307	7,341
Operating expenses:
Selling, general and administrative	21,226	17,064	4,162
Total operating expenses	21,226	17,064	4,162
Operating income	15,422	12,243	3,179
Interest expense	(2,680)	(1,164)	(1,516)
Other income (expense), net	(81)	133	(214)
Net income before income taxes	12,661	11,212	1,449
Income tax benefit	115,011	–	115,011
Net income	$127,672	$11,212	$116,460

Fiscal Year 2022 Compared to Fiscal Year 2021

Revenues

Revenues were $119.6 million in fiscal 2022, compared to $95.9 million in fiscal 2021, an increase of approximately $23.7 million or 25%. The increase in revenues can primarily be attributed to increases in the scope of in-process and completed manufacturing runs during fiscal 2022 compared to fiscal 2021, unutilized capacity fees, and process development revenues primarily associated with services provided to new customers. The increase in revenues was attributed to the following components of our revenue streams:

$ millions
Net increase in manufacturing revenues	$15.6
Net increase in process development revenues	8.1
Total increase in revenues	$23.7

Gross Profit

Gross profit was $36.6 million in fiscal 2022, compared to $29.3 million in fiscal 2021, an increase of approximately $7.3 million, and gross margins for fiscal 2022 and fiscal 2021 were both 31%. The increase in gross profit for fiscal 2022 can primarily be attributed to increased revenues, partially offset by increases in costs associated with the growth of our business and our facility expansions including compensation and benefit related expenses, and facility and equipment related costs. We expect our gross profit will be impacted in the short-term by these and future costs as we continue to increase the hiring of personnel and incur additional facility and equipment related costs to support our rapidly growing capacity and expanded CDMO service offerings.

Selling, General and Administrative Expenses

SG&A expenses were $21.2 million in fiscal 2022, compared to $17.1 million in fiscal 2021, an increase of approximately $4.2 million, or 24%. As a percentage of revenue, SG&A expenses for the fiscal years 2022 and 2021 were both 18%. The net increase in SG&A expenses was attributed to the following components:

$ millions
Increase in compensation and benefit related expenses	$2.5
Increase in facility and related expenses	0.6
Increase in advertising expenses	0.3
Increase in legal and accounting fees	0.2
Net increase in all other SG&A expenses	0.6
Total increase in SG&A expenses	$4.2

Operating Income

Operating income was $15.4 million for fiscal 2022, compared to $12.2 million for fiscal 2021. This $3.2 million improvement in year-over-year operating income was primarily attributable to a $7.3 million increase in gross profit, partially offset by an increase in SG&A expense of approximately $4.2 million.

Interest Expense

Interest expense was $2.7 million in fiscal 2022 compared to $1.2 million in fiscal 2021. The increase of $1.5 million can primarily be attributed to interest expense related to our outstanding Convertible Notes issued during the fourth quarter of fiscal 2021 (as described in Note 3 of the notes to consolidated financial statements).

Income Tax Benefit

In fiscal 2022, we recorded a $115.0 million non-cash income tax benefit due to the release of our valuation allowance during the fourth quarter of fiscal 2022 (as described in Note 7 of the notes to consolidated financial statements).

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

The transaction price for services provided under our customer contracts generally reflects our best estimates of the amount of consideration to which we are entitled in exchange for providing goods and services to our customers. For contracts with multiple performance obligations, we allocate transaction price to each performance obligation identified in a contract on a relative standalone selling price basis. We generally determine relative standalone selling prices based on the price observed in the customer contract for each distinct performance obligation. If observable standalone selling prices are not available, we may estimate the applicable standalone selling price based on the pricing of other comparable services or on a price that we believe the market is willing to pay for the applicable service.

In determining the transaction price, we also considered the different sources of variable consideration including, but not limited to, discounts, credits, refunds, price concessions or other similar items. We have included in the transaction price some or all of an amount of variable consideration, utilizing the most likely method, only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The actual amount of consideration ultimately received may differ.

In addition, our customer contracts generally include provisions entitling us to a cancellation or postponement fee when a customer cancels or postpones its commitments prior to our initiation of services. The determination of such cancellation and postponement fees are based on the terms stated in the related customer contract but are generally considered substantive for accounting purposes and create an enforceable right and obligation due to us when the cancellation or postponement occurs. Accordingly, we recognize such fees, subject to variable consideration, as revenue upon the cancellation or postponement date utilizing the most likely method.

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

Stock-based Compensation

We maintain equity compensation plans, which provide the ability for us to grant stock options, restricted stock units, performance stock units and other forms of stock-based awards. The estimated fair value of stock options granted to employees in exchange for services is measured at the grant date, using a fair value based method, such as a Black-Scholes option valuation model, and is recognized as expense on a straight-line basis over the requisite service periods, which is generally the vesting period. The fair value of restricted stock units and performance stock units is measured at the grant date based on the closing market price of our common stock on the date of grant. For restricted stock units, the fair value is recognized as expense on a straight-line basis over the requisite service periods. For performance stock units, which are subject to performance conditions, the fair value is recognized as expense on a straight-line basis over the requisite service periods when the achievement of such performance condition is determined to be probable. If a performance condition is not determined to be probable or is not met, no stock-based compensation expense is recognized, and any previously recognized expense is reversed. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur.

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

Valuation Allowance

We utilize the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Significant judgement is required by management to determine our provision for income taxes, our deferred tax assets and liabilities, and the valuation allowance to record against our net deferred tax assets, which are based on complex and evolving tax regulation. We provide a valuation allowance when it is more likely than not that our deferred tax assets will not be realized. On a periodic basis, we reassess the valuation allowance on our deferred tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. In the fourth quarter of fiscal 2022, we reassessed the valuation allowance noting the shift of positive evidence outweighing negative evidence, including significant revenue growth, continued profitability, and expectations regarding future profitability. After assessing both the positive evidence and negative evidence, we determined it was more likely than not our deferred tax assets would be realized and therefore fully released our valuation allowance related to federal and state deferred tax assets as of April 30, 2022 (as described in Note 7 of the notes to consolidated financial statements).

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash and cash equivalents on hand and cash flows generated from operations. As of April 30, 2022, we had cash and cash equivalents of $126.2 million. We believe that our existing cash on hand and our anticipated cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months from the date of this Annual Report.

If cash flows from operations are not sufficient to support our operations or capital requirements, including our ongoing expansion to our Myford facility and the ongoing construction of our Cell and Gene Therapy Facility, then we may need to obtain additional equity or debt financing to fund our future operations and/or such expansions. We may raise these funds at the appropriate time, accessing the form of capital that we determine is most appropriate considering the markets available to us and their respective costs of capital, such as through the issuance of debt or through the public offering of securities. These financings may not be available on acceptable terms, or at all. Our ability to raise additional capital in the equity and debt markets is dependent on a number of factors including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties including, but not limited to, our financial results, economic and market conditions, and global financial crises and economic downturns, which may cause extreme volatility and disruptions in capital and credit markets. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

Cash Flows

The following table compares our cash flow activities for the fiscal years ended April 30, 2022 and 2021 (in thousands):

	Fiscal Year Ended April 30,
	2022	2021	$ Change
Net cash provided by operating activities	$9,465	$31,182	$(21,717)
Net cash used in investing activities	$(56,411)	$(9,864)	$(46,547)
Net cash provided by financing activities	$3,197	$112,335	$(109,138)

Net Cash Provided by Operating Activities

Net cash provided by operating activities during fiscal 2022 was a result of net income of $127.7 million, offset by net non-cash adjustments to net income of $101.8 million, which was primarily due to deferred income taxes of $115.1 million associated with the release of our valuation allowance during the fourth quarter of fiscal 2022, and cash flows from the net change in operating assets and liabilities of $16.4 million.

Net Cash Used in Investing Activities

Net cash used in investing activities during fiscal 2022 consisted of $56.4 million used to acquire property and equipment primarily related to two ongoing projects, the expansion of our Myford facility and the construction of our Cell and Gene Therapy Facility.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during fiscal 2022 consisted of $3.4 million in net proceeds from the issuance of common stock under our equity compensation plans, offset by $0.2 million in principal payments on a finance lease.

Cash Requirements

Our material cash requirements include the following contractual and other obligations.

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

The Convertible Notes are senior unsecured obligations and accrue at a rate of 1.25% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2021. The Convertible Notes mature on March 15, 2026, unless earlier redeemed or repurchased by us or converted at the option of the holders. The Convertible Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election in the manner and subject to the terms and conditions provided in the indenture governing the Convertible Notes.

As of April 30, 2022, the aggregate principal amount outstanding or our Convertible Notes was $143.8 million. For additional information regarding the Convertible Notes, see Note 3 of the notes to consolidated financial statements.

Leases

We lease certain office, manufacturing, laboratory, and warehouse space located in Orange County, California under operating lease agreements. Our leased facilities have original lease terms ranging from 7 to 12 years, contain multi-year renewal options, and scheduled rent increases of 3% on either an annual or biennial basis. We also lease certain manufacturing equipment under a 5-year finance lease that expires in December 2026. As of April 30, 2022, we had outstanding lease obligations of $52.5 million, of which $4.9 million is payable in fiscal 2023, $4.8 million is payable in fiscal 2024, $4.7 million is payable in fiscal 2025, $4.8 million is payable in fiscal 2026, $4.6 million is payable in fiscal 2027, and $28.7 million is payable thereafter.

Capital Expenditures

We currently anticipate that our capital expenditures for fiscal 2023 to be approximately $85 to $95 million, primarily related to the ongoing expansion of our Myford facility, the construction of our Cell and Gene Therapy Facility, and the planned expansion of our process development capacity as further discussed in the “Facility Expansions” section above.

Recently Issued Accounting Pronouncements

For a discussion of recent accounting pronouncements applicable to us, please see Note 2, Summary of Significant Accounting Policies, of the notes to consolidated financial statements.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

Our cash and cash equivalents are primarily invested in money market funds with one major commercial bank with the primary objective to preserve our principal balance. Our deposits held with this bank exceed the amount of government insurance limits provided on our deposits and, therefore, we are exposed to credit risk in the event of default by the major commercial bank holding our cash balances. However, these deposits may be redeemed upon demand and, therefore, bear minimal risk. In addition, while changes in U.S. interest rates would affect the interest earned on our cash balances at April 30, 2022, such changes would not have a material adverse effect on our financial condition or results of operations, based on historical movements in interest rates.

Our Convertible Notes bear interest at a fixed rate of 1.250% per year and therefore would not be affected by changes in U.S. interest rates.

Item 8.	Financial Statements And Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Avid Bioservices, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Avid Bioservices, Inc. (the Company) as of April 30, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended April 30, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 29, 2022 expressed an unqualified opinion thereon.

Adoption of ASU No. 2020-06

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for convertible instruments effective May 1, 2021 due to the adoption of Accounting Standards Update (ASU) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging–Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the account or disclosure to which it relates.

Estimated costs at completion for projects
Description of the Matter

As discussed in Note 2 to the consolidated financial statements, the Company’s revenue was $119.6 million for the year ended April 30, 2022, including manufacturing and process development revenues which are primarily recognized over time utilizing an input method that compares the cost of cumulative work in process to date to the most current estimates for the entire cost of the performance obligation.

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

Realizability of Deferred Tax Assets
Description of the Matter

As described in Notes 2 and 7 to the consolidated financial statements, the Company regularly assesses the need for a valuation allowance against its deferred tax assets. Valuation allowances are provided against deferred tax assets to the extent that it is more likely than not that the deferred tax assets will not be realized. The Company considers all available positive and negative evidence including its history of operating income or losses, future reversals of existing taxable temporary differences, tax planning strategies, and future taxable income (exclusive of reversing temporary differences and carryforwards.) During fiscal year 2022, the Company released all of its valuation allowance.

Auditing the Company’s assessment of the realizability of deferred tax assets involved complex auditor judgment as the Company’s assessment is judgmental and based on significant assumptions related to the timing and amount of future taxable income that may be affected by future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s accounting process related to the realizability of deferred tax assets. This included controls over the Company’s evaluation of positive and negative evidence used in determining the amount of deferred tax assets that were more likely than not to be realized in the future, the Company’s scheduling of the future reversal of existing taxable temporary differences, and projections of future taxable income.

Our audit procedures included, among others, assessing the Company’s evaluation of positive and negative evidence and testing the Company’s scheduling of taxable temporary differences. We evaluated the assumptions used by the Company to develop projections of future taxable income by jurisdiction. For example, we compared the projections of future taxable income with the actual results of prior periods, as well as the Company’s analysis of current industry and economic trends. We also assessed the historical accuracy of the Company’s projections and performed sensitivity analysis over the future projections. We evaluated the adequacy of the Company’s financial statement disclosures related to the release of its valuation allowance.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1999.

Irvine, California

June 29, 2022

AVID BIOSERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	April 30, 2022	April 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$126,166	$169,915
Accounts receivable, net	20,547	18,842
Contract assets	5,369	6,112
Inventory	26,062	11,871
Prepaid expenses	1,879	1,064
Total current assets	180,023	207,804
Property and equipment, net	92,955	37,455
Operating lease right-of-use assets	36,806	18,691
Deferred tax assets	115,082	–
Other assets	4,627	1,210
Restricted cash	350	350
Total assets	$429,843	$265,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,504	$9,257
Accrued compensation and benefits	8,418	8,794
Contract liabilities	53,798	50,769
Current portion of operating lease liabilities	2,969	1,355
Other current liabilities	1,072	761
Total current liabilities	75,761	70,936
Convertible senior notes, net	139,577	96,949
Operating lease liabilities, less current portion	37,886	19,889
Finance lease liabilities, less current portion	2,093	–
Total liabilities	255,317	187,774

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at respective dates	–	–
Common stock, $0.001 par value; 150,000 shares authorized; 61,807 and 61,069 shares issued and outstanding at respective dates	62	61
Additional paid-in capital	605,841	637,534
Accumulated deficit	(431,377)	(559,859)
Total stockholders’ equity	174,526	77,736
Total liabilities and stockholders’ equity	$429,843	$265,510

See accompanying notes to consolidated financial statements.

AVID BIOSERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share information)

	Year Ended April 30,
	2022	2021	2020
Revenues	$119,597	$95,868	$59,702
Cost of revenues	82,949	66,561	55,770
Gross profit	36,648	29,307	3,932

Operating expenses:
Selling, general and administrative	21,226	17,064	14,517
Loss on lease termination	–	–	355
Total operating expenses	21,226	17,064	14,872
Operating income (loss)	15,422	12,243	(10,940)
Interest expense	(2,680)	(1,164)	(8)
Other income (expense), net	(81)	133	482
Net income (loss) before income taxes	12,661	11,212	(10,466)
Income tax benefit	115,011	–	–
Net income (loss)	$127,672	$11,212	$(10,466)
Comprehensive income (loss)	$127,672	$11,212	$(10,466)

Series E preferred stock accumulated dividends	–	(4,455)	(4,686)
Impact of Series E preferred stock redemption	–	(3,439)	–
Net income (loss) attributable to common stockholders	$127,672	$3,318	$(15,152)

Net income (loss) per share attributable to common stockholders:
Basic	$2.08	$0.06	$(0.27)
Diluted	$1.84	$0.06	$(0.27)

Weighted average common shares outstanding:
Basic	61,484	58,222	56,326
Diluted	70,474	59,426	56,326

See accompanying notes to consolidated financial statements.

AVID BIOSERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share information)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at April 30, 2019	1,648	$2	56,135	$56	$613,615	$(560,605)	$53,068
Series E preferred stock dividends paid ($2.625 per share)	–	–	–	–	(4,325)	–	(4,325)
Common stock issued under equity compensation plans	–	–	348	–	1,120	–	1,120
Stock-based compensation expense	–	–	–	–	2,499	–	2,499
Net loss	–	–	–	–	–	(10,466)	(10,466)
Balances at April 30, 2020	1,648	2	56,483	56	612,909	(571,071)	41,896
Series E preferred stock dividends paid ($2.705 per share)	–	–	–	–	(4,455)	–	(4,455)
Conversion of Series E preferred stock to common stock	(28)	–	34	–	–	–	–
Redemption of Series E preferred stock	(1,620)	(2)	–	–	(40,488)	–	(40,490)
Common stock issued, net of issuance costs of $2,359	–	–	3,833	4	32,137	–	32,141
Common stock issued under equity compensation plans	–	–	719	1	3,983	–	3,984
Equity component of convertible senior notes	–	–	–	–	42,431	–	42,431
Purchase of capped calls related to convertible senior notes	–	–	–	–	(12,837)	–	(12,837)
Stock-based compensation expense	–	–	–	–	3,854	–	3,854
Net income	–	–	–	–	–	11,212	11,212
Balances at April 30, 2021	–	–	61,069	61	637,534	(559,859)	77,736
Cumulative-effect adjustment from modified retrospective adoption of ASU 2020-06	–	–	–	–	(42,431)	810	(41,621)
Common stock issued under equity compensation plans	–	–	738	1	3,358	–	3,359
Stock-based compensation expense	–	–	–	–	7,380	–	7,380
Net income	–	–	–	–	–	127,672	127,672
Balances at April 30, 2022	–	$–	61,807	$62	$605,841	$(431,377)	$174,526

See accompanying notes to consolidated financial statements.

AVID BIOSERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2022	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$127,672	$11,212	$(10,466)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	7,380	3,854	2,499
Depreciation and amortization	4,480	3,453	3,091
Amortization of debt discount and issuance costs	1,030	916	–
Loss on disposal of property and equipment	381	–	13
Deferred income taxes	(115,082)	–	–
Changes in operating assets and liabilities:
Accounts receivable, net	(1,705)	(10,236)	(1,232)
Contract assets	743	(2,812)	1,027
Inventory	(14,191)	(988)	(4,326)
Prepaid expenses and other assets	(4,232)	(1,260)	(3)
Accounts payable	(943)	(608)	802
Accrued compensation and benefits	(376)	5,775	(521)
Contract liabilities	3,029	21,649	14,469
Other accrued expenses and liabilities	1,279	227	474
Net cash provided by operating activities	9,465	31,182	5,827

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(56,411)	(9,864)	(3,812)
Net cash used in investing activities	(56,411)	(9,864)	(3,812)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity compensation plans	3,359	3,984	1,120
Proceeds from issuance of common stock, net of issuance costs	–	32,141	–
Proceeds from issuance of convertible senior notes, net of issuance costs	–	138,464	–
Purchases of capped calls related to convertible senior notes	–	(12,837)	–
(Repayment of) proceeds from note payable	–	(4,379)	4,379
Dividends paid on preferred stock	–	(4,455)	(4,325)
Redemption of preferred stock	–	(37,051)	–
Impact of preferred stock redemption	–	(3,439)	–
Principal payments on finance lease	(162)	(93)	(78)
Net cash provided by financing activities	3,197	112,335	1,096

Net (decrease) increase in cash, cash equivalents and restricted cash	(43,749)	133,653	3,111
Cash, cash equivalents and restricted cash, beginning of period	170,265	36,612	33,501
Cash, cash equivalents and restricted cash, end of period	$126,516	$170,265	$36,612

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,670	$5	$8
Cash paid for income taxes	$64	$–	$–

Supplemental disclosures of non-cash activities:
Unpaid purchases of property and equipment in accounts payable	$1,190	$3,939	$772
Right-of-use assets obtained upon operating lease modification, net	4,554	–	–
Right-of-use assets obtained in exchange for operating lease obligations	16,093	–	–
Property and equipment obtained in exchange for finance lease obligation	2,760	–	–
Decapitalization of right-of-use assets upon lease termination and/or modification	–	–	1,469

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

Except where specifically noted or the context otherwise requires, references to “Avid,” the “Company,” “we,” “us,” and “our,” in this Annual Report refer to Avid Bioservices, Inc. and its subsidiary.

Basis of Presentation and Preparation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of Avid Bioservices, Inc. and our subsidiary. All intercompany accounts and transactions among the consolidated entities have been eliminated in the consolidated financial statements.

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

Segment Reporting

Our business operates in one operating segment, our contract manufacturing and development services segment. Accordingly, we reported our financial results for one reportable segment. All our identifiable assets are in the United States.

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

We consider all short-term investments readily convertible to cash, without notice or penalty, with an initial maturity of 90 days or less to be cash equivalents.

Restricted Cash

Under the terms of an operating lease related to one of our facilities (Note 4), we are required to maintain a letter of credit as collateral. Accordingly, at April 30, 2022 and 2021, restricted cash of $0.4 million was pledged as collateral under the letter of credit.

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	As of April 30,
	2022	2021	2020
Cash and cash equivalents	$126,166	$169,915	$36,262
Restricted cash	350	350	350
Total cash, cash equivalents and restricted cash	$126,516	$170,265	$36,612

Revenue Recognition

We recognize revenue in accordance with the authoritative guidance of ASC 606, Revenue from Contracts with Customers. Under ASC 606, we recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services. To determine revenue recognition for contracts with customers, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation.

Revenue recognized from services provided under our customer contracts are disaggregated into manufacturing and process development revenue streams.

Manufacturing revenue

Manufacturing revenue generally represents revenue from the manufacturing of customer products recognized over time utilizing an input method that compares the cost of cumulative work-in-process to date to the most current estimates for the entire cost of the performance obligation. Under a manufacturing contract, a quantity of manufacturing runs are ordered at a specified scale with prescribed dates, where the product is manufactured according to the customer’s specifications and typically includes only one performance obligation. Each manufacturing run represents a distinct service that is sold separately and has stand-alone value to the customer. The products are manufactured exclusively for a specific customer and have no alternative use. The customer retains control of its product during the entire manufacturing process and can make changes to the process or specifications at its request. Under these agreements, we are entitled to consideration for progress to date that includes an element of profit margin.

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

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our manufacturing and process development revenue streams (in thousands):

	Fiscal Year Ended April 30,
	2022	2021	2020
Manufacturing revenues	$99,282	$83,678	$52,046
Process development revenues	20,315	12,190	7,656
Total revenues	$119,597	$95,868	$59,702

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

During the fiscal years ended April 30, 2022 and 2021, we recognized revenue of $34.0 million and $27.3 million, respectively, for which the contract liability was recorded in a prior period.

The transaction price for services provided under our customer contracts reflects our best estimates of the amount of consideration to which we are entitled in exchange for providing goods and services to our customers. For contracts with multiple performance obligations, we allocate transaction price to each performance obligation identified in a contract on a relative standalone selling price basis. We generally determine relative standalone selling prices based on the price observed in the customer contract for each distinct performance obligation. If observable standalone selling prices are not available, we may estimate the applicable standalone selling price based on the pricing of other comparable services or on a price that we believe the market is willing to pay for the applicable service.

In determining the transaction price, we also considered the different sources of variable consideration including, but not limited to, discounts, credits, refunds, price concessions or other similar items. We have included in the transaction price some or all of an amount of variable consideration, utilizing the most likely method, only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The actual amount of consideration ultimately received may differ.

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

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fiscal year ended April 30, 2022, changes in estimates for variable consideration resulted in a decrease in revenues of $14.7 million. These changes in estimates for variable consideration can primarily be attributed to a dispute with a customer over the payment of certain cancellation fees due to us under the terms of the related customer contract which resulted in a decrease in revenues of $11.7 million for the fiscal year ended April 30, 2022. We believe we have a contractual right to the disputed amount, but as this contractual right is being disputed and therefore may be uncollectible, we have not recorded revenue associated with the disputed amount.

During the fiscal years ended April 30, 2021 and 2020, changes in estimates for variable consideration resulted in an increase in revenues of $1.1 million and a decrease in revenues of $1.5 million, respectively.

We apply the practical expedient available under ASC 606 that permits us not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. As of April 30, 2022, we do not have any unsatisfied performance obligations for contracts greater than one year.

Costs incurred to obtain a contract are not material. These costs are generally employee sales commissions, which are expensed as incurred and included in selling, general and administrative expense in the consolidated statements of operations and comprehensive income (loss).

Accounts Receivable, Net

Accounts receivable is primarily comprised of amounts owed to us for services provided under our customer contracts and are recorded at the invoiced amount net of an allowance for doubtful accounts, if necessary. We apply judgment in assessing the ultimate realization of our receivables and we estimate an allowance for doubtful accounts based on various factors, such as the aging of our receivables, historical experience, and the financial condition of our customers.

Based on our analysis of our accounts receivable balance as of April 30, 2022, we determined an allowance for doubtful accounts of $18.4 million was deemed necessary, which amount is primarily due to a dispute with a customer over the payment of certain cancellation fees due to us under the terms of the related customer contract. We believe we have a contractual right to this amount, but as this contractual right is being disputed and therefore may be uncollectible, we have chosen to reserve the disputed amount.

Based on our analysis of our accounts receivable balance as of April 30, 2021, we determined no allowance for doubtful accounts was necessary.

Concentrations of Credit Risk and Customer Base

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, accounts receivable, net and contract assets. As of April 30, 2022 and 2021, we maintain our cash balances primarily with one and two major commercial banks, respectively, and our deposits held with the banks exceed the amount of government insurance limits provided on our deposits. We are exposed to credit risk in the event of default by the major commercial banks holding our cash balances to the extent of the cash amounts recorded on the accompanying consolidated balance sheets exceed the amount of government insurance limits provided on our deposits.

Our accounts receivable from amounts billed for services provided under customer contracts are derived from a limited number of customers. Most customer contracts require up-front payments and installment payments during the service period. We perform periodic evaluations of the financial condition of our customers and generally do not require collateral, but we can terminate any contract if a material default occurs. At April 30, 2022 and 2021, approximately 84% and 98%, respectively, of our accounts receivable, net were due from six customers. Our contract assets are reclassified to accounts receivable when our rights to consideration become unconditional. At April 30, 2022 and 2021, approximately 88% and 97%, respectively, of our contract assets were attributable to six customers.

Our revenues are derived from a limited number of customers. Historically, these customers have not entered into long-term contracts because their need for drug supply depends on a variety of factors, including a product’s stage of development, the timing of regulatory filings and approvals, the product needs of their collaborators, if applicable, their financial resources and the market demand with respect to a commercial product.

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below identifies each of our customers that accounted for 10% or more of our total revenues during any of the fiscal years ended April 30, 2022, 2021 and 2020:

Customer	Geographic Location	2022	2021	2020

Halozyme Therapeutics, Inc.(1)	U.S.	41%	51%	28%
IGM Biosciences, Inc.	U.S.	11	*	11
Gilead Sciences, Inc.	U.S.	*	16	24
Acumen Pharmaceuticals, Inc.	U.S.	*	*	11
Coherus BioSciences, Inc.	U.S.	*	*	10

______________

(1)	Revenues are derived from the manufacture of multiple therapeutics that our customer uses in various products and product candidates.
*	Represents a percentage less than 10% of our total revenues.

We attribute revenue to the individual countries where the customer is headquartered. Revenues derived from U.S. based customers were approximately 100% for fiscal years ended April 30, 2022 and 2021 and approximately 99% for the fiscal year ended April 30, 2020.

Leases

We account for our leases in accordance with the authoritative guidance of ASC 842, Leases. We determine if an arrangement is or contains a lease at inception. Our operating leases with a term greater than one year are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities and operating lease liabilities, less current portion in our consolidated balance sheets. ROU assets represent our right to use an underlying asset during the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date, based on the present value of lease payments over the lease term. In determining the net present value of lease payments, we use our incremental borrowing rate which represents an estimated rate of interest that we would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date.

Our operating leases may include options to extend the lease which are included in the lease term when it is reasonably certain that we will exercise a renewal option. Operating lease expense is recognized on a straight-line basis over the expected lease term.

Our finance lease with a term greater than one year is included as an asset within property and equipment, net and a lease liability equal to the present value of the minimum lease payments is included in other current liabilities and finance lease liabilities, less current portion in our consolidated balance sheets. The present value of the finance lease payments are calculated using the implicit interest rate in the lease. Finance lease ROU assets are amortized on a straight-line basis over the expected useful life of the asset and the carrying amount of the lease liability is adjusted to reflect interest, which is recorded as interest expense.

Leases with an initial term of 12 months or less are not recorded on our consolidated balance sheets and lease expense for these short-term leases is recognized on a straight-line basis over the lease term. We have also elected the practical expedient to not separate lease components from non-lease components.

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Costs for property and equipment net yet placed into service have been capitalized as construction-in-progress. These costs are primarily related to equipment and leasehold improvements associated with our manufacturing facilities, and will be depreciated in accordance with the above guidelines once placed into service. Interest costs incurred during construction of major capital projects are capitalized as construction-in-progress until the underlying asset is ready for its intended use, at which point the interest costs are amortized as depreciation expense over the life of the underlying asset. Interest capitalized as construction-in-progress was $0.2 million for the fiscal year ended April 30, 2022. No interest was capitalized for the fiscal year ended April 30, 2021. All of our property and equipment are located in the United States. Property and equipment consist of the following (in thousands):

	April 30,
	2022	2021
Leasehold improvements	$37,345	$23,000
Laboratory and manufacturing equipment	30,089	20,793
Computer equipment and software	5,326	5,541
Furniture, fixtures and office equipment	843	843
Construction-in-progress	43,809	8,372
Total property and equipment, gross	117,412	58,549
Less: accumulated depreciation and amortization	(24,457)	(21,094)
Total property and equipment, net	$92,955	$37,455

Depreciation and amortization expense for the fiscal years ended April 30, 2022, 2021 and 2020 was $4.5 million, $3.5 million and $3.1 million, respectively.

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capitalized Software Implementation Costs

We capitalize certain implementation costs incurred under cloud computing hosting arrangements. Costs incurred during the application development stage related to the implementation of the hosting arrangement are capitalized and included within other assets on the accompanying consolidated balance sheets. Amortization of capitalized implementation costs is recognized on a straight-line basis over the term of the associated hosting arrangement when it is ready for its intended use. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. As of April 30, 2022 and 2021, we had capitalized software implementation costs of $3.5 million and $0.9 million, respectively.

Impairment

Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. If such events or changes in circumstances arise, we compare the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the long-lived assets are determined to be impaired, any excess of the carrying value of the long-lived assets over its estimated fair value is recognized as an impairment loss. For the fiscal years ended April 30, 2022 and 2021, there were no indicators of impairment of the value of our long-lived assets and no cumulative impairment losses were recognized as of April 30, 2022.

Fair Value of Financial Instruments

The carrying amounts in the accompanying consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, net, accounts payable and accrued liabilities approximate their fair values due to their short-term maturities.

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

As of April 30, 2022 and 2021, we did not have any Level 2 or Level 3 financial assets and our cash equivalents of $116.3 million and $158.8 million, respectively, were invested in money market funds with one and two major commercial banks, respectively, and carried at fair value based on quoted market prices for identical securities (Level 1 inputs). We consider the fair value of our convertible senior notes to be a Level 2 financial liability due to limited trading activity of the senior convertible notes. Refer to Note 3, Debt, of the notes to the consolidated financial statements for further details. We did not have any other Level 2 or Level 3 financial liabilities as of April 30, 2022 and 2021.

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

Debt Discount and Issuance Costs

Debt discount and issuance costs related to convertible senior notes are recorded as deductions that net against the principal value of the debt and are amortized to interest expense over the contractual term of the debt using the effective interest method (Note 3). Upon the adoption of ASU 2020-06 on May 1, 2021, the unamortized debt discount balance was derecognized as of the adoption date (Note 2).

Advertising Costs

Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). For the fiscal years ended April 30, 2022, 2021 and 2020, advertising costs were $0.6 million, $0.3 million, and $0.2 million, respectively.

Income Taxes

We utilize the liability method of accounting for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). Under the liability method, deferred taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We provide a valuation allowance when it is more likely than not that our deferred tax assets will not be realized. On a periodic basis, we reassess the valuation allowance on our deferred tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. In the fourth quarter of fiscal 2022, we reassessed the valuation allowance noting the shift of positive evidence outweighing negative evidence, including significant revenue growth, continued profitability, and expectations regarding future profitability. After assessing both the positive evidence and negative evidence, we determined it was more likely than not that our deferred tax assets would be realized and therefore released our valuation allowance related to federal and state deferred tax assets as of April 30, 2022, resulting in a benefit from income taxes of $115.0 million.

We are required to file federal and state income tax returns in various jurisdictions. The preparation of these returns requires us to interpret the applicable tax laws in effect in such jurisdictions, which could affect the amount paid by us.

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income (Loss)

Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) is equal to our net income (loss) for all periods presented.

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions and improving consistent application in certain areas of Topic 740. ASU 2019-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. We adopted ASU 2019-12 on May 1, 2021, and the adoption of this standard did not have a material impact on our consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The amendments in this ASU will eliminate the beneficial conversion and cash conversion accounting models for convertible instruments, as well as, amend the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. The ASU will also modify how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted earnings per share calculation. ASU 2020-06 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2021, which will be our fiscal year 2023 beginning May 1, 2022. Early adoption is permitted.

We elected to early adopt ASU 2020-06 on May 1, 2021, using a modified retrospective transition method. Under this transition method, prior period financial information and disclosures are not adjusted and continue to be reported under the accounting standards that were in effect prior to our adoption of ASU 2020-06.

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

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU 2016-13”). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which required entities to make a one-time determination of whether an entity is eligible to be a smaller reporting company as of November 15, 2019 for the purpose of determining the effective date of ASU 2016-13. We determined that we were eligible to be a smaller reporting company as of November 15, 2019, and therefore, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, which will be our fiscal year 2024 beginning May 1, 2023. Early adoption is permitted. We are currently evaluating the timing and impact the adoption of this standard will have on our consolidated financial statements.

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If we undergo a fundamental change (as defined in the Indenture), holders may require us to repurchase for cash all or any portion of their Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding the redemption date.

The Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, the trustee or the holders of at least 25% in aggregate principal amount of the outstanding Convertible Notes may declare the entire principal of all the Convertible Notes plus accrued and unpaid interest to be immediately due and payable.

As of April 30, 2022, the conditions allowing holders of the Convertible Notes to convert had not been met and, therefore, the Convertible Notes are classified as a long-term liability on the consolidated balance sheets at April 30, 2022 and 2021.

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

In accounting for the issuance costs related to the Convertible Notes, prior to the adoption of ASU 2020-06, we allocated the total amount incurred to the debt and equity components of the Convertible Notes based on their relative values. Issuance costs attributable to the debt component were $3.7 million and are being amortized to interest expense using the effective interest method over the contractual term of the Convertible Notes. Issuance costs attributable to the equity component were $1.6 million and were netted with the equity component in additional paid-in capital within stockholders’ equity on the consolidated balance sheet at April 30, 2021.

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

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net carrying amount of the Convertible Notes is as follows (in thousands):

	April 30, 2022	April 30, 2021
Principal	$143,750	$143,750
Unamortized debt discount (1)	–	(43,189)
Unamortized issuance costs	(4,173)	(3,612)
Net carrying amount	$139,577	$96,949

The net carrying amount of the equity component of the Convertible Notes is as follows (in thousands):

	April 30, 2022	April 30, 2021
Equity component (debt discount)	$–	$44,051
Issuance costs	–	(1,620)
Net carrying amount (1)	$–	$42,431

________________

(1)	As discussed above, the adoption of ASU 2020-06 on May 1, 2021 resulted in the re-combination of the debt and equity components of the Convertible Notes into a single debt instrument. Accordingly, the unamortized debt discount balance and the net carrying amount of the equity component were derecognized.

As of April 30, 2022, the estimated fair value of the Convertible Notes was approximately $167.1 million. The fair value was determined based on the last actively traded price per $100 of the Convertible Notes for the period ended April 30, 2022 (Level 2).

The following table summarizes the interest expense recognized related to the Convertible Notes for the fiscal years ended April 30, 2022 and 2021 (in thousands).

	Year Ended April 30, 2022	Year Ended April 30, 2021
Contractual interest expense	$1,603	$245
Amortization of debt discount	–	862
Amortization of issuance costs	1,030	54
Total interest expense	$2,633	$1,161

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

We evaluated the Capped Calls under ASC 815-10 and determined that they should be accounted for as a separate transaction from the Convertible Notes and that the Capped Calls met the criteria for equity classification. Therefore, the cost of $12.8 million to purchase the Capped Calls was recorded as a reduction to additional paid-in capital in the consolidated balance sheet at April 30, 2021. The Capped Calls will not be subsequently remeasured as long as the conditions for equity classification continue to be met. During fiscal years 2022 and 2021, there were no conversions of our Convertible Notes, and therefore, there was no activity with respect to the Capped Calls. We believe the conditions for equity classification continue to be met as of April 30, 2022 and 2021.

Note 4 – Leases

We currently lease certain office, manufacturing, laboratory and warehouse space located in Orange County, California under operating lease agreements. Our leased facilities have original lease terms ranging from 7 to 12 years, contain multi-year renewal options, and scheduled rent increases of 3% on either an annual or biennial basis. A multi-year renewal option was included in determining the right-of-use asset and lease liability for one of our leases as we considered it reasonably certain that we would exercise such renewal option. In addition, three of our leases provide for periods of free rent, lessor improvements and tenant improvement allowances, of which certain of these improvements have been classified as leasehold improvements and/or are being amortized over the shorter of the estimated useful life of the improvements or the remaining life of the lease.

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

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of operating lease costs for the fiscal years ended April 30, 2022, 2021 and 2020, were as follows (in thousands):

	Fiscal Year Ended April 30,
	2022	2021	2020
Operating lease cost	$3,872	$3,151	$3,339
Variable lease cost	944	676	603
Short-term lease cost	515	388	171
Total operating lease cost	$5,331	$4,215	$4,113

We also lease certain manufacturing equipment under a 5-year finance lease that commenced in October 2021. Finance lease costs were immaterial for the fiscal years ended April 30, 2022, 2021 and 2020.

Supplemental consolidated balance sheet and other information related to our operating and finance leases as of April 30, 2022 and 2021 were as follows (in thousands, expect weighted average data):

		April 30,
Leases	Classification	2022	2021
Assets
Operating	Operating lease right-of-use assets	$36,806	$18,691
Finance	Property and equipment, net	2,728	–
Total leased assets		$39,534	$18,691

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$2,969	$1,355
Finance	Other current liabilities	505	–
Non-current:
Operating	Operating lease liabilities, less current portion	37,886	19,889
Finance	Finance lease liabilities, less current portion	2,093	–
Total lease liabilities		$43,453	$21,244

Weighted average remaining lease term (years):
Operating leases	12.4	9.6
Finance lease	4.7	–
Weighted average discount rate
Operating leases	3.3%	8.0%
Finance lease	5.3%	–

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash paid for amounts included in the measurement of operating lease liabilities for the fiscal years ended April 30, 2022, 2021 and 2020 was $2.4 million, $3.0 million and $3.1 million, respectively, and is included in net cash used in operating activities in our consolidated statements of cash flows. Cash paid for amounts included in the measurement of finance lease liabilities was immaterial for the fiscal years ended April 30, 2022, 2021 and 2020.

As of April 30, 2022, the maturities of our lease liabilities, which includes those derived from lease renewal options that we considered it reasonably certain that we would exercise, were as follows (in thousands):

Fiscal Year Ending April 30,	Operating Leases	Finance Lease	Total
2023	$4,279	$629	$4,908
2024	4,140	629	4,769
2025	4,060	629	4,689
2026	4,167	629	4,796
2027	4,199	419	4,618
Thereafter	28,709	–	28,709
Total lease payments	$49,554	$2,935	$52,489
Less: imputed interest	(8,699)	(337)	(9,036)
Total lease liabilities	$40,855	$2,598	$43,453

Note 5 – Stockholders’ Equity

Series E Preferred Stock Redemption and Dividends

During the fourth quarter of fiscal 2021 and prior to the redemption discussed below, holders of our 10.50% Series E Convertible Preferred Stock (the “Series E Preferred Stock”) converted an aggregate of 28,168 shares of Series E Preferred Stock into 33,514 shares of our common stock determined by dividing the liquidation amount of $25.00 per share by the conversion price of $21.00 per share, rounded down to the nearest whole number.

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

Holders of our Series E Preferred Stock were entitled to receive cumulative dividends at the rate of 10.50% per annum based on the liquidation preference of $25.00 per share, or $2.625 per annum per share, and were payable quarterly in cash, on or about the first day of each January, April, July, and October. In addition, in April 2021, accrued and unpaid dividends of $0.08021 per share was paid to holders of Series E Preferred Stock in connection with the redemption of our Series E Preferred Stock discussed above. For the fiscal years ended April 30, 2021 and 2020, we paid aggregate cash dividends of $4.5 million and $4.3 million, respectively for issued and outstanding shares of our Series E Preferred Stock. No cash dividend amounts were paid for the fiscal year ended April 30, 2022.

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the fiscal years ended April 30, 2022 and 2020, we had no offerings of our common stock.

Shares of Common Stock Authorized and Reserved for Future Issuance

As of April 30, 2022, 61,807,261 shares of our common stock were issued and outstanding.

Our common stock outstanding as of April 30, 2022 excluded the following shares of common stock reserved for future issuance (in thousands):

Shares
Stock Incentive Plans	9,028
Employee Stock Purchase Plan	1,032
Conversion of Convertible Notes	6,776
Total common stock reserved for future issuance	16,836

Note 6 – Equity Compensation Plans

Stock Incentive Plans

The Avid Bioservices, Inc. 2018 Omnibus Incentive Plan (the “2018 Plan”) is a stockholder-approved plan, which provides, among other things, the ability for us to grant stock options, restricted stock units, performance stock units and other forms of stock-based awards. The 2018 Plan replaced our 2009, 2010 and 2011 Stock Incentive Plans (the “Prior Plans”). However, any awards outstanding under the Prior Plans as of the 2018 Plan’s effective date continue to remain subject to and be paid under the applicable Prior Plan, and any shares subject to outstanding awards under the Prior Plans that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares automatically become available for issuance under the 2018 Plan. In October 2021, our stockholders approved an amendment to the 2018 Plan to increase the number of authorized shares reserved for issuance under the 2018 plan by 3.4 million shares.

The 2018 Plan and the Prior Plans are collectively referred to as the “Stock Plans”. As of April 30, 2022, we had an aggregate of 9,027,886 shares of our common stock reserved for issuance under the Stock Plans, of which 3,496,494 shares were subject to outstanding stock options, restricted stock units and performance stock units and 5,531,392 shares were available for future grants of stock-based awards.

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

Stock options granted under our Stock Plans are granted at an exercise price not less than the fair market value of our common stock on the date of grant. Stock option grants to employees generally vest over a four-year period from the date of grant and stock option grants to non-employee directors generally vest over a period of one to three years from the date of grant. Stock options granted under the 2018 Plan have a contractual term of seven years; however, the maximum contractual term of any stock option granted under the Stock Plans is ten years.

The estimated fair value of stock options is measured at the grant date, using a fair value-based method, such as a Black-Scholes option valuation model, and is amortized as stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The use of a valuation model requires us to make certain estimates and assumptions with respect to selected model inputs. The expected volatility is based on the daily historical volatility of our common stock covering the estimated expected term. The expected term of options granted reflects actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options. The risk-free interest rate is based on U.S. Treasury notes with terms within the contractual life of the option at the time of grant. The expected dividend yield assumption is based on our expectation of future dividend payouts. We have never declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends.

The fair value of stock options on the date of grant and the weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows:

	Fiscal Year Ended April 30,
	2022	2021	2020
Risk-free interest rate	0.86%	0.32%	1.86%
Expected life (in years)	4.37	4.69	5.06
Expected volatility	68.64%	81.42%	77.45%
Expected dividend yield	–	–	–

The following summarizes our stock option transaction activity for the fiscal year ended April 30, 2022:

	Stock Options (in thousands)	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding at May 1, 2021	3,130	$6.56
Granted	35	$24.42
Exercised	(470)	$5.80
Canceled or expired	(190)	$7.64
Outstanding at April 30, 2022	2,505	$6.88	4.48	$16,934
Vested and expected to vest	2,505	$6.88	4.48	$16,934
Exercisable at April 30, 2022	1,536	$6.70	4.15	$10,432

______________

(1)	Aggregate intrinsic value represents the difference between the exercise price of an option and the closing market price of our common stock on April 29, 2022 (the last trading day of fiscal year 2022), which was $13.46 per share.

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average grant date fair value of options granted during the fiscal years ended April 30, 2022, 2021 and 2020 was $13.09, $4.74 and $3.74 per share, respectively.

The aggregate intrinsic value of stock options exercised during the fiscal years ended April 30, 2022, 2021 and 2020 was $8.1 million, $3.9 million and $0.7 million, respectively. Cash received from stock options exercised during fiscal years ended April 30, 2022, 2021 and 2020 totaled $2.7 million, $3.6 million and $0.9 million, respectively.

We issue shares of common stock that are reserved for issuance under the Stock Plans upon the exercise of stock options, and we do not expect to repurchase shares of common stock from any source to satisfy our obligations under our compensation plans.

As of April 30, 2022, the total estimated unrecognized compensation cost related to non-vested stock options was $3.0 million. This cost is expected to be recognized over a weighted average vesting period of 1.74 years based on current assumptions.

Restricted Stock

A restricted stock unit (“RSU”) represents the right to receive one share of our common stock upon the vesting of such unit. RSUs granted to employees generally vest over a four-year period from the date of grant and RSUs granted to non-employee directors generally vest over a period of one to three years from the date of grant. The estimated fair value of RSUs is based on the closing market value of our common stock on the date of grant and is amortized as stock-based compensation expense on a straight-line basis over the period of vesting.

The following summarizes our RSUs transaction activity for the fiscal year ended April 30, 2022:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at May 1, 2021	560	$6.52
Granted	360	$25.20
Vested	(224)	$10.33
Forfeited	(54)	$15.87
Outstanding at April 30, 2022	642	$14.89

The weighted-average grant date fair value of RSUs granted during the fiscal years ended April 30, 2022, 2021 and 2020 was $25.20, $7.29 and $5.91 per share, respectively.

The total fair value of RSUs vested during the fiscal years ended April 30, 2022, 2021 and 2020 was $5.5 million, $0.7 million and $0.3 million, respectively.

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of April 30, 2022, the total estimated unrecognized compensation cost related to non-vested RSUs was $8.3 million. This cost is expected to be recognized over a weighted average vesting period of 2.34 years.

Performance Stock Units

During the fiscal year ended April 30, 2022, the Compensation Committee of the Board of Directors granted performance stock units (“PSUs”) to our officers. The PSUs are subject to annual vesting, as to one-third of the PSUs, over our three fiscal years ending April 30, 2022, 2023 and 2024 (each a “Performance Period”) based upon our attainment of certain predetermined financial metrics for each such Performance Period. Each PSU that vests represents the right to receive one share of our common stock. Depending on the actual financial metrics achieved relative to the target financial metrics for such Performance Periods, the number of PSUs issued could range from 0% to 200% of the target amount. The number of granted shares included in the table below is based on a maximum 200% achievement of each financial metric during each Performance Period (the “Maximum Performance Target”). In the event that a financial metric is achieved at a rate below the Maximum Performance Target, or is not achieved, the corresponding portion of the PSUs that do not vest will be forfeited. The estimated fair value of PSUs is based on the closing market value of our common stock on the date of grant.

The following summarizes our PSUs transaction activity for the fiscal year ended April 30, 2022:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at May 1, 2021	–	$–
Granted	380	$25.36
Vested	(84)	$25.31
Forfeited	(63)	$25.66
Outstanding at April 30, 2022	233	$25.31

The weighted-average grant date fair value of PSUs granted during the fiscal year ended April 30, 2022, was $25.36 per share. There were no PSUs granted during the fiscal years ended April 30, 2021 and 2020.

The total fair value of PSUs vested during the fiscal year ended April 30, 2022 was $2.1 million. No PSUs vested during the fiscal years ended April 30, 2021 and 2020.

As of April 30, 2022, there was $5.9 million of total estimated unrecognized compensation cost related to non-vested PSUs associated with the Performance Periods ending April 30, 2023 and 2024 based on the Maximum Performance Target achievement of each financial metric during such Performance Periods. This cost is expected to be recognized over a weighted average vesting period of 1.5 years, however, we will assess the likelihood of achieving the predetermined financial metrics associated with each Performance Period on a quarterly basis and the expense recognized, if any, will be adjusted accordingly.

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan

The Avid Bioservices, Inc. 2010 Employee Stock Purchase Plan (the “ESPP”) is a stockholder-approved plan under which employees can purchase shares of our common stock, based on a percentage of their compensation, subject to certain limits. The purchase price per share is equal to the lower of 85% of the fair market value of our common stock on the first trading day of the six-month offering period or on the last trading day of the six-month offering period. In October 2019, our stockholders approved an amendment to the ESPP to extend its term for an additional five years to October 21, 2025 and to change the commencement dates of the six-month offering periods from May 1 and November 1 of each year to January 1 and July 1 of each year.

During the fiscal years ended April 30, 2022, 2021 and 2020, a total of 44,364, 72,409 and 47,526 shares of our common stock were purchased, respectively, under the ESPP at a weighted average purchase price per share of $14.50, $5.84 and $3.94, respectively. As of April 30, 2022, we had 1,031,962 shares of our common stock reserved for issuance under the ESPP.

The fair value of the shares purchased under the ESPP was determined using a Black-Scholes option valuation model (see explanation of valuation model inputs above under “Stock Options”) and is recognized as expense on a straight-line basis over the requisite service period (or six-month offering period).

The weighted average grant date fair value of purchase rights under the ESPP during fiscal years ended April 30, 2022, 2021 and 2020 was $8.62, $3.17 and $1.81, respectively, based on the following weighted-average Black-Scholes option valuation model inputs:

	Fiscal Year Ended April 30,
	2022	2021	2020
Risk-free interest rate	0.15%	0.14%	2.08%
Expected life (in years)	0.50	0.50	0.50
Expected volatility	59.91%	75.50%	56.71%
Expected dividend yield	–	–	–

Stock-based Compensation Expense

Stock-based compensation expense included in our consolidated statements of operations and comprehensive income (loss) was comprised of the following (in thousands):

	Fiscal Year Ended April 30,
	2022	2021	2020
Cost of revenues	$2,540	$1,404	$922
Selling, general and administrative expense	4,840	2,450	1,577
Total	$7,380	$3,854	$2,499

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

At April 30, 2022, management assessed the realizability of deferred tax assets and evaluated the need for a valuation allowance for deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740 wherein management analyzes all positive and negative evidence available at the balance sheet date to determine whether all or some portion of our deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more-likely-than-not that the asset will not be realized. In assessing the realization of our deferred tax assets, management considers all available evidence, both positive and negative. Management’s evaluation placed significant emphasis on guidance in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.” As of April 30, 2022, we have transitioned from a cumulative loss in recent years to cumulative income. This transition coupled with additional positive evidence enabled us to fully release our valuation allowance.

The valuation allowance decreased by $111.4 million and $6.7 million for the fiscal years ended April 30, 2022 and 2021, respectively. $122.7 million was released through our consolidated statements of operations and comprehensive income (loss) for the fiscal year ended April 30, 2022 and $(11.3) million was recognized related to the valuation adjustments for the adoption of ASU 2020-06, which was reflected as an adjustment to our opening consolidated balance sheet on May 1, 2022.

We are subject to taxation in the United States and various states jurisdictions. We have not been notified that we are under audit by the IRS or any state taxing authorities and our federal and state returns from April 30, 2019 and April 30, 2018, respectively, remain open for examination. Due to the presence of net operating loss net operating loss (“NOL”) carryforwards the tax authorities can also examine prior year returns.

At April 30, 2022, we had federal NOL carry forwards of approximately $383.7 million. The federal NOL carry forwards generated prior to January 1, 2018 expire in fiscal years 2024 through 2038, unless previously utilized. The federal NOL generated after January 1, 2018 of $19.6 million can be carried forward indefinitely. Utilization of NOLs generated subsequent to 2020 are limited to 80% of future taxable income. We also have California state NOL carry forwards of approximately $312.2 million at April 30, 2022, which begin to expire in fiscal year 2023. We also have other state NOL carry forwards of approximately $0.3 million at April 30, 2022, which begin to expire in fiscal year 2037.

Additionally, the future utilization of our NOL carry forwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Section 382, as a result of ownership changes. A Section 382 analysis has been completed through April 30, 2022, and it was determined that no significant change in ownership had occurred. However, ownership changes occurring subsequent to April 30, 2022 may impact the utilization of NOL carry forwards and other tax attributes in future periods.

At April 30, 2022, we had $5.8 million and $1.5 million of federal and California research and development credit carry forwards. The California research credits do not expire and the federal credits begin to expire in fiscal year 2026.

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes on our net income (loss) before income taxes for the fiscal years ended April 30, 2022, 2021 and 2020 is comprised of the following (in thousands):

	2022	2021	2020
Federal income taxes at statutory rate	$2,659	$2,355	$(2,197)
State income taxes, net of valuation allowance	605	–	–
Expiration and adjustments of deferred tax assets	–	451	2,588
Change in federal valuation allowance	(122,703)	2,450	(1,664)
Stock-based compensation	(1,153)	(240)	1,138
Research and development credits	–	(4,958)	–
Adjustment for federal benefit of state	5,326	–	–
Other, net	255	(58)	135
Income tax expense (benefit)	$(115,011)	$–	$–

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and deferred tax liabilities at April 30, 2022 and 2021 are as follows (in thousands):

	2022	2021
Net operating losses	$99,710	$109,663
Research and development credits	5,550	7,566
Stock-based compensation	2,710	2,776
Deferred revenue	5,494	1,086
Lease liabilities	11,107	6,260
Debt issuance costs	–	470
Accrued liabilities and other	785	942
Accrued compensation	1,705	2,263
Total deferred tax assets	127,061	131,026
Less valuation allowance	–	(111,388)
Total deferred tax assets, net of valuation allowance	127,061	19,638
Deferred tax liabilities:
Fixed assets	(1,972)	(1,404)
ROU assets	(10,007)	(5,508)
Beneficial conversion feature	–	(12,726)
Total deferred tax liabilities	(11,979)	(19,638)
Net deferred tax assets	$115,082	$–

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with ASC 740, we are required to recognize the impact of an uncertain tax position in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained upon examination by the tax authorities. Unrecognized tax positions at April 30, 2022 and 2021 are as follows (in thousands):

	2022	2021
Unrecognized tax positions, beginning of year	$1,600	$–
Gross increase – prior period tax positions	3,553	1,600
Unrecognized tax positions, end of year	$5,133	$1,600

If recognized, the unrecognized tax positions will impact our income tax benefit or effective tax rate. We do not expect any significant increases or decreases to our unrecognized tax positions within the next 12 months.

It is our policy to recognize interest and penalties related to income tax matters in interest expense and other income (expense), net, respectively, in our consolidated statements of operations and comprehensive income (loss). For the fiscal year ended April 30, 2022, we recognized an immaterial amount of interest and penalties. For the fiscal years ended April 30, 2021 and 2020, we did not incur any interest or penalties.

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

The potential dilutive effect of stock options, unvested RSUs and PSUs, and shares of common stock expected to be issued under our ESPP during the period are calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. The potential dilutive effect of our Convertible Notes and Series E Preferred Stock outstanding during the period are calculated using the if-converted method assuming the conversion of our Convertible Notes and Series E Preferred Stock as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. A reconciliation of the numerators and the denominators of the basic and dilutive net income (loss) per common share computations are as follows (in thousands, expect per share amounts):

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended April 30,
	2022	2021	2020
Numerator
Net income (loss)	$127,672	$11,212	$(10,466)
Series E preferred stock accumulated dividends	–	(4,455)	(4,686)
Impact of Series E preferred stock redemption	–	(3,439)	–
Net income (loss) attributable to common stockholders, basic	$127,672	$3,318	$(15,152)
Add interest expense on Convertible Notes, net of tax	1,954	–	–
Net income (loss) attributable to common stockholders, diluted	$129,626	$3,318	$(15,152)
Denominator
Weighted average basic common shares outstanding	61,484	58,222	56,326
Effect of dilutive securities:
Stock options	1,830	909	–
RSUs, PSUs and ESPP	384	295	–
Convertible Notes	6,776	–	–
Weighted average dilutive common shares outstanding	70,474	59,426	56,326

Net income (loss) per share attributable to common stockholders:
Basic	$2.08	$0.06	$(0.27)
Diluted	$1.84	$0.06	$(0.27)

The following table presents the potential dilutive securities excluded from the calculation of diluted net income (loss) per share for the periods presented as the effect of their inclusion would have been anti-dilutive (in thousands):

	Fiscal Year Ended April 30,
	2022	2021	2020
Stock options	43	829	2,795
RSUs, PSUs and ESPP	9	–	90
Convertible Notes	–	928	–
Series E Preferred Stock	–	1,864	1,979
Total	52	3,621	4,864

Note 9 – Employee Benefit Plan

We maintain a 401(k) Plan pursuant to section 401(k) of the Internal Revenue Code that allows participating employees to defer a portion of their compensation on a tax deferred basis up to the maximum amount permitted by the Internal Revenue Code. We match 50% of employee contributions of up to 6% of their annual eligible compensation. Total expense recognized by us for matching contributions to the 401(k) Plan for the fiscal years ended April 30, 2022, 2021 and 2020 was $0.6 million, $0.5 million and $0.5 million, respectively.

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 11 – Sale of Research and Development Assets

During fiscal year 2018, we entered into an Asset Assignment and Purchase Agreement (the “Fiscal Year 2018 Purchase Agreement”) with OncXerna Therapeutics, Inc. (“OncXerna”) (formerly known as Oncologie, Inc.), pursuant to which we sold to OncXerna certain research and development assets, which included the assignment of certain exclusive licenses related to our former phosphatidylserine (“PS”)-targeting program, as well as certain other licenses and assets useful and/or necessary for the potential commercialization of bavituximab.

Pursuant to the Fiscal Year 2018 Purchase Agreement, we are eligible to receive up to $95.0 million in the event that OncXerna achieves certain development, regulatory and commercialization milestones with respect to bavituximab. In addition, we are eligible to receive royalties on net sales that are upward tiering into the mid-teens if OncXerna commercializes and sells products utilizing bavituximab or the other transferred assets. As of April 30, 2022, no development, regulatory or commercialization milestones have been achieved by OncXerna under the Fiscal Year 2018 Purchase Agreement.

During fiscal year 2019, we entered into a separate Asset Assignment and Purchase Agreement (the “Fiscal Year 2019 Purchase Agreement”) with OncXerna, pursuant to which we sold to OncXerna our r84 technology, which included the assignment of certain licenses, patents and other assets useful and/or necessary for the potential commercialization of the r84 technology.

Pursuant to the Fiscal Year 2019 Purchase Agreement, we are eligible to receive up to $21.0 million in the event that OncXerna achieves certain development, regulatory and commercialization milestones with respect to r84. In addition, we are eligible to receive royalties on net sales ranging from the low to mid-single digits if OncXerna commercializes and sells products utilizing the r84 technology. As of April 30, 2022, no development, regulatory or commercialization milestones have been achieved by OncXerna under the Fiscal Year 2019 Purchase Agreement.

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosures

None.

Item 9A.	Controls And Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” defined in Rule 13a-15(e) under the Exchange Act refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2022. Based on this evaluation, our president and chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2022 to ensure the timely disclosure of required information in our SEC filings.

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

Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2022.

Our internal control over financial reporting as of April 30, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

Management has determined that, as of April 30, 2022, there were no significant changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Avid Bioservices, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Avid Bioservices, Inc.’s internal control over financial reporting as of April 30, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Avid Bioservices, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 30, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated June 29, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Irvine, California

June 29, 2022

Item 9B.	Other Information

None.

Item 9C.	Disclosures regarding foreign jurisdictions that prevent inspections

None.

PART III

Item 10.	Directors, Executive Officers And Corporate Governance

The information required by this Item regarding our directors, executive officers and committees of our board of directors is incorporated by reference to the information set forth under the captions, “Election of Directors,” “Executive Compensation” and “Corporate Governance” in our 2022 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2022 (the “2022 Definitive Proxy Statement”).

Information required by this Item regarding Section 16(a) reporting compliance is incorporated by reference to the information set forth under the caption, “Delinquent Section 16(a) Reports” in our 2022 Definitive Proxy Statement.

Information required by this Item regarding our code of ethics is incorporated by reference to the information set forth under the caption, “Corporate Governance” in our 2022 Definitive Proxy Statement.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the information set forth under the captions, “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” in our 2022 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2022.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Other than as set forth below, the information required by this Item is incorporated by reference to the information set forth under the caption, “Security Ownership of Certain Beneficial Owners, Directors and Management” in our 2022 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2022.

Equity Compensation Plan Information

The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of April 30, 2022:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($/share)		(c) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders (1)	3,496,494	6.88		5,531,392
Employee Stock Purchase Plan approved by stockholders	–	–		1,031,962
Total	3,496,494	6.88	(2)	6,563,354

______________

(1)	Represents stock options, restricted stock units and performance stock units under our stockholder approved equity compensation plans referred to as the 2018 Omnibus Incentive Plan, the 2011 Stock Incentive Plan and the 2010 Stock Incentive Plan.
(2)	Represents the weighted-average exercise price of outstanding stock options as there are no exercise prices for restricted stock units and performance stock units.

Item 13.	Certain Relationships And Related Transactions, And Director Independence

The information required by this Item is incorporated by reference to the information set forth under the captions, “Certain Relationships and Related Transactions,” “Director Independence” and “Compensation Committee Interlocks and Insider Participation” in our 2022 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2022.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the information set forth under the caption, “Independent Registered Public Accounting Firm Fees” in our 2022 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2022.

PART IV

Item 15.	Exhibits And Financial Statement Schedules

(a)	Documents filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements

(2)	Financial Statement Schedules

The following schedule is filed as part of this Annual Report on Form 10-K:

Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended April 30, 2022	76

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Item 16.	FORM 10-K SUMMARY

None.

Schedule II – Valuation and Qualifying Accounts (in thousands)

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended April 30, 2022	$–	$21,464	$(3,072)	$18,392
Year ended April 30, 2021	$–	$–	$–	$–
Year ended April 30, 2020	$–	$–	$–	$–

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	Date Filed	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of April 30, 2021, by and between Avid SPV, LLC and Avid Bioservices, Inc.	8-K	5/5/2021	2.1
3.1	Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on July 2, 2021	8-K	7/7/2021	3.1
3.2	Amended and Restated Bylaws	8-K	9/15/2020	3.2
4.1	Indenture, dated as of March 12, 2021, by and among Avid SPV, LLC, Avid Bioservices, Inc. and U.S. Bank National Association, as trustee	8-K	3/12/2021	4.1
4.2	First Supplemental Indenture, dated as of April 30, 2021, by and among Avid SPV, LLC, Avid Bioservices, Inc. and U.S. Bank National Association, as trustee	8-K	5/5/2021	4.1
4.3	Form of Note, between U.S. Bank National Association, as trustee and Avid SPV, LLC (included as Exhibit A to 4.1)	8-K	3/12/2021	4.2
4.4	Description of Registrant’s Securities				X
10.1*	2010 Stock Incentive Plan	DEF-14A	8/27/2010	A
10.2*	Form of Stock Option Award Agreement under 2010 Stock Incentive Plan	S-8	12/9/2010	4.17
10.3*	2010 Employee Stock Purchase Plan	DEF-14A	8/27/2010	B
10.4*	Amendment to the 2010 Employee Stock Purchase Plan	DEF-14A	8/26/2016	B
10.5*	2011 Stock Incentive Plan	DEF-14A	8/26/2011	A
10.6*	Form of Stock Option Award Agreement under 2011 Stock Incentive Plan	S-8	12/12/2011	4.20
10.7*	First Amendment to 2011 Stock Incentive Plan	DEF-14A	8/27/2012	A
10.8*	Second Amendment to 2011 Stock Incentive Plan	DEF-14A	8/26/2013	A
10.9*	Third Amendment to 2011 Stock Incentive Plan	10-K	7/14/2015	4.24
10.10*	Form of Amendment to Stock Option Award Agreement Under 2011 Stock Incentive Plan related to Non-Employee Director stock option awards	10-K	7/14/2015	4.27
10.11*	Fourth Amendment to 2011 Stock Incentive Plan	DEF-14A	8/28/2015	B
10.12*	Avid Bioservices, Inc. 2018 Omnibus Incentive Plan	DEF-14A	8/17/2018	A
10.13*	Form of Stock Option Award Agreement under 2018 Omnibus Incentive Plan	S-8	12/10/2018	4.2
10.14*	Form of Restricted Stock Unit Award Agreement under 2018 Omnibus Incentive Plan	S-8	12/10/2018	4.3
10.15	Lease and Agreement of Lease between TNCA, LLC, as Landlord, and Avid Bioservices, Inc., as Tenant, dated as of December 24, 1998	10-Q	3/12/1999	10.48
10.16	First Amendment to Lease and Agreement of Lease between TNCA, LLC, as Landlord, and Avid Bioservices, Inc., as Tenant, dated December 22, 2005	8-K	12/23/2005	99.1 99.2
10.17*	Amended and Restated Employment Agreement by and between Avid Bioservices, Inc. and Mark R. Ziebell, effective December 27, 2012	10-Q	12/27/2012	10.27
10.18**	Asset Assignment and Purchase Agreement by and between Avid Bioservices, Inc. and OncXerna (formerly known as Oncologie, Inc., dated February 12, 2018	10-K	7/16/2018	10.11

Incorporated by Reference
Exhibit Number	Description	Form	Date Filed	Exhibit Number	Filed Herewith
10.19*	Employment Agreement by and between Avid Bioservices, Inc. and Daniel R. Hart, effective June 26, 2019	10-K	6/27/2019	10.7
10.20*	Amendment to 2010 Employee Stock Purchase Plan	DEF-14A	8/21/2019	A
10.21*	Employment Agreement by and between Avid Bioservices, Inc. and Nicholas S. Green, effective July 30, 2020	10-Q	9/1/2020	10.8
10.22	Form of Capped Call Transactions Confirmation	8-K	3/12/2021	10.1
10.23	Form of Notice of Performance Stock Unit Award under 2018 Omnibus Incentive Plan	8-K	7/14/2021	10.1
10.24 *	First amendment to the Avid Bioservices, Inc. 2018 Omnibus Incentive Plan	DEF-14A	8/27/2021	A
23.1	Consent of Independent Registered Public Accounting Firm				X
24	Power of Attorney (included on signature page of Annual Report)				X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended				X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350				X
101.INS	XBRL Taxonomy Extension Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Presentation Extension Linkbase Document				X

* **	This Exhibit is a management contract or a compensation plan or arrangement. Portions omitted pursuant to a request of confidentiality filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVID BIOSERVICES, INC.

Date: June 29, 2022	By:	/s/ Nicholas S. Green
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Nicholas S. Green	President and Chief Executive Officer	June 29, 2022
Nicholas S. Green	and Director
(Principal Executive Officer)

/s/ Daniel R. Hart	Chief Financial Officer	June 29, 2022
Daniel R. Hart	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Joseph Carleone, Ph.D.	Chairman of the Board of Directors	June 29, 2022
Joseph Carleone, Ph.D.

/s/ Esther M. Alegria, Ph.D.	Director	June 29, 2022
Esther M. Alegria, Ph.D.

/s/ Richard B. Hancock	Director	June 29, 2022
Richard B. Hancock

/s/ Catherine J. Mackey, Ph.D.	Director	June 29, 2022
Catherine J. Mackey, Ph.D.

/s/ Gregory P. Sargen	Director	June 29, 2022
Gregory P. Sargen

/s/ Jeanne Thoma	Director	June 29, 2022
Jeanne Thoma

