Form 10-Q
period 2022-07-31
Avid Bioservices, Inc.
filed 2022-09-06
CIK 704562

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 001-32839

AVID BIOSERVICES, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3698422 (I.R.S. Employer Identification No.)

14191 Myford Road, Tustin, California, 92780

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

62,167,454 shares of registrant’s common stock were outstanding as of August 22, 2022.

AVID BIOSERVICES, INC.

Form 10-Q

For the Fiscal Quarter Ended July 31, 2022

TABLE OF CONTENTS

As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “we,” “us,” “our,” and the “Company” refer to Avid Bioservices, Inc. and its subsidiary.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

avid bioservices, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	July 31, 2022	April 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$115,137	$126,166
Accounts receivable, net	25,945	20,547
Contract assets	7,078	5,369
Inventory	30,354	26,062
Prepaid expenses	2,121	1,879
Total current assets	180,635	180,023
Property and equipment, net	114,929	92,955
Operating lease right-of-use assets	36,093	36,806
Deferred tax assets	114,472	115,082
Other assets	4,740	4,627
Restricted cash	350	350
Total assets	$451,219	$429,843
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,461	$9,504
Accrued compensation and benefits	5,300	8,418
Contract liabilities	52,775	53,798
Current portion of operating lease liabilities	3,152	2,969
Other current liabilities	1,655	1,072
Total current liabilities	93,343	75,761
Convertible senior notes, net	139,837	139,577
Operating lease liabilities, less current portion	37,077	37,886
Finance lease liabilities, less current portion	1,963	2,093
Total liabilities	272,220	255,317

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at respective dates	–	–
Common stock, $0.001 par value; 150,000 shares authorized; 62,165 and 61,807 shares issued and outstanding at respective dates	62	62
Additional paid-in capital	608,750	605,841
Accumulated deficit	(429,813)	(431,377)
Total stockholders’ equity	178,999	174,526
Total liabilities and stockholders’ equity	$451,219	$429,843

See accompanying notes to consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share information)

	Three Months Ended July 31,
	2022	2021

Revenues	$36,692	$30,754
Cost of revenues	27,575	19,363
Gross profit	9,117	11,391

Operating expenses:
Selling, general and administrative	6,382	4,460
Total operating expenses	6,382	4,460

Operating income	2,735	6,931
Interest expense	(518)	(703)
Other income (expense), net	50	76
Net income before income taxes	2,267	6,304
Income tax expense	703	–
Net income	$1,564	$6,304

Comprehensive income	$1,564	$6,304

Net income per share:
Basic	$0.03	$0.10
Diluted	$0.02	$0.10

Weighted average common shares outstanding:
Basic	61,905	61,137
Diluted	63,333	63,571

See accompanying notes to consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share information)

	Three Month Ended July 31, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at April 30, 2022	61,807	$62	$605,841	$(431,377)	$174,526
Common stock issued under equity compensation plans	358	–	1,012	–	1,012
Stock-based compensation expense	–	–	1,897	–	1,897
Net income	–	–	–	1,564	1,564
Balance at July 31, 2022	62,165	$62	$608,750	$(429,813)	$178,999

	Three Month Ended July 31, 2021
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at April 30, 2021	61,069	$61	$637,534	$(559,859)	$77,736
Cumulative-effect adjustment from modified retrospective adoption of ASU 2020-06	–	–	(42,431)	810	(41,621)
Common stock issued under equity compensation plans	272	–	918	–	918
Stock-based compensation expense	–	–	1,299	–	1,299
Net income	–	–	–	6,304	6,304
Balance at July 31, 2021	61,341	$61	$597,320	$(552,745)	$44,636

See accompanying notes to consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended July 31,
	2022	2021

Cash flows from operating activities:
Net income	$1,564	$6,304
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	1,897	1,299
Depreciation and amortization	1,590	1,009
Amortization of debt issuance costs	260	254
Deferred income taxes	610	–
Loss on disposal of property and equipment	34	–
Changes in operating assets and liabilities:
Accounts receivable, net	(5,398)	488
Contract assets	(1,709)	156
Inventory	(4,292)	(3,371)
Prepaid expenses and other assets	(355)	(1,217)
Accounts payable	4,242	(3,570)
Accrued compensation and benefits	(3,118)	(4,680)
Contract liabilities	(1,023)	(4,507)
Other accrued expenses and liabilities	664	893
Net cash used in operating activities	(5,034)	(6,942)

Cash flows from investing activities:
Purchase of property and equipment	(6,924)	(4,199)
Net cash used in investing activities	(6,924)	(4,199)

Cash flows from financing activities:
Proceeds from issuance of common stock under equity compensation plans	1,012	918
Principal payments on finance lease	(83)	–
Net cash provided by financing activities	929	918

Net decrease in cash, cash equivalents and restricted cash	(11,029)	(10,223)

Cash, cash equivalents and restricted cash, beginning of period	126,516	170,265

Cash, cash equivalents and restricted cash, end of period	$115,487	$160,042

Supplemental disclosures of cash flow information:
Cash paid for interest	$23	$–
Cash paid for income taxes	$40	$–

Supplemental disclosures of non-cash activities:
Unpaid purchases of property and equipment	$16,674	$3,924
Unpaid financial lease obligation	$41	$–
Right-of-use assets obtained upon operating lease modification, net	$–	$4,554

See accompanying notes to consolidated financial statements.

avid bioservices, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Description of Company and Basis of Presentation

We are a dedicated contract development and manufacturing organization (“CDMO”) that provides a comprehensive range of services from process development to Current Good Manufacturing Practices (“CGMP”) clinical and commercial manufacturing of biologics for the biotechnology and biopharmaceutical industries.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to quarterly reports on Form 10-Q, and accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022, as filed with the SEC on June 29, 2022. The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented, with such adjustments consisting only of normal recurring adjustments. Results of operations for interim periods covered by this Quarterly Report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year or any other interim period.

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

Note 2 – Summary of Significant Accounting Policies

Information regarding our significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies,” of the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.

Revenue Recognition

Revenue recognized from services provided under our customer contracts is disaggregated into manufacturing and process development revenue streams.

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

The following table summarizes our manufacturing and process development revenue streams (in thousands):

	Three Months Ended July 31,
	2022	2021
Manufacturing revenues	$31,481	$25,675
Process development revenues	5,211	5,079
Total revenues	$36,692	$30,754

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

During the three months ended July 31, 2022 and 2021, we recognized revenue of $18.6 million and $17.5 million, respectively, for which the contract liability was recorded in a prior period.

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

Management may be required to exercise judgement in estimating revenue to be recognized. Judgement is required in identifying performance obligations, estimating the transaction price, estimating the stand-alone selling prices of identified performance obligations, estimating variable consideration, and estimating the progress towards the satisfaction of performance obligations. If actual results in the future vary from our estimates, the estimates will be adjusted, which will affect revenues in the period that such variances become known. There were no material adjustments in estimates for variable consideration for the three months ended July 31, 2022 and 2021.

We apply the practical expedient available under ASC 606 that permits us not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. As of July 31, 2022, we do not have any unsatisfied performance obligations for contracts greater than one year.

Costs incurred to obtain a contract are not material. These costs are generally employee sales commissions, which are expensed as incurred and included in selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income.

Restricted Cash

Under the terms of an operating lease related to one of our facilities (Note 4), we are required to maintain a letter of credit as collateral. Accordingly, at July 31, 2022 and April 30, 2022, restricted cash of $0.4 million was pledged as collateral under the letter of credit.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	July 31, 2022	April 30, 2022	July 31, 2021	April 30, 2021
Cash and cash equivalents	$115,137	$126,166	$159,692	$169,915
Restricted cash	350	350	350	350
Total cash, cash equivalents and restricted cash	$115,487	$126,516	$160,042	$170,265

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

Based on our analysis of our accounts receivable balance as of July 31, 2022 and April 30, 2022, we determined an allowance for doubtful accounts for both periods of $18.4 million was deemed necessary. For both periods, the amount is primarily due to a dispute with a customer over the payment of certain cancellation fees due to us under the terms of the related customer contract. We believe we have a contractual right to this amount, but as this contractual right is being disputed and therefore may be uncollectible, we have chosen to reserve the disputed amount.

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

Costs for property and equipment net yet placed into service have been capitalized as construction-in-progress. These costs are primarily related to equipment and leasehold improvements associated with our manufacturing facilities, and will be depreciated in accordance with the above guidelines once placed into service. Interest costs incurred during construction of major capital projects are capitalized as construction-in-progress until the underlying asset is ready for its intended use, at which point the interest costs are amortized as depreciation expense over the life of the underlying asset. Interest capitalized as construction-in-progress was $0.2 million for the three months ended July 31, 2022 and $0.2 million for the fiscal year ended April 30, 2022. All of our property and equipment are located in the United States. Property and equipment consist of the following (in thousands):

	July 31, 2022	April 30, 2022
Leasehold improvements	$47,180	$37,345
Laboratory and manufacturing equipment	30,071	30,089
Computer equipment and software	5,031	5,326
Furniture, fixtures and office equipment	843	843
Construction-in-progress	57,460	43,809
Total property and equipment, gross	140,585	117,412
Less: accumulated depreciation and amortization	(25,656)	(24,457)
Total property and equipment, net	$114,929	$92,955

Depreciation and amortization expense for the three months ended July 31, 2022 and 2021 was $1.6 million and $1.0 million, respectively.

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

Our finance lease with a term greater than one year is included as an asset within property and equipment, net and a lease liability equal to the present value of the minimum lease payments is included in other current liabilities and finance lease liabilities, less current portion in our consolidated balance sheets. The present value of the finance lease payments is calculated using the implicit interest rate in the lease. Finance lease ROU assets are amortized on a straight-line basis over the expected useful life of the asset and the carrying amount of the lease liability is adjusted to reflect interest, which is recorded as interest expense.

Leases with an initial term of 12 months or less are not recorded on our consolidated balance sheets and lease expense for these short-term leases is recognized on a straight-line basis over the lease term. We have also elected the practical expedient to not separate lease components from non-lease components.

Impairment

Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. If such events or changes in circumstances arise, we compare the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the long-lived assets are determined to be impaired, any excess of the carrying value of the long-lived assets over its estimated fair value is recognized as an impairment loss. For the three months ended July 31, 2022 and 2021, there were no indicators of impairment of the value of our long-lived assets and no cumulative impairment losses were recognized as of July 31, 2022.

Stock-Based Compensation

We account for stock options, restricted stock units, performance stock units and other stock-based awards granted under our equity compensation plans in accordance with the authoritative guidance of ASC 718, Compensation – Stock Compensation. The estimated fair value of stock options granted to employees in exchange for services is measured at the grant date, using a fair value based method, such as a Black-Scholes option valuation model, and is recognized as an expense on a straight-line basis over the requisite service periods. The fair value of restricted stock units and performance stock units is measured at the grant date based on the closing market price of our common stock on the date of grant. For restricted stock units, the fair value is recognized as an expense on a straight-line basis over the requisite service periods. For performance stock units, which are subject to performance conditions, the fair value is recognized as an expense on a straight-line basis over the requisite service periods when the achievement of such performance condition is determined to be probable. If a performance condition is not determined to be probable or is not met, no stock-based compensation expense is recognized, and any previously recognized expense is reversed. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur.

Debt Issuance Costs

Debt issuance costs related to convertible senior notes are recorded as a deduction that is netted against the principal value of the debt and are amortized to interest expense using the effective interest method over the contractual term of the debt (Note 3).

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

As of July 31, 2022 and April 30, 2022, we did not have any Level 2 or Level 3 financial assets and our cash equivalents of $102.9 million and $116.3 million, respectively, were invested in money market funds with one major commercial bank and carried at fair value based on quoted market prices for identical securities (Level 1 input). We consider the fair value of our convertible senior notes to be a Level 2 financial liability due to limited trading activity of the senior convertible notes (Note 3). We did not have any other Level 2 or Level 3 financial liabilities as of July 31, 2022 and April 30, 2022.

Accounting Standards Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU 2016-13”). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which required entities to make a one-time determination of whether an entity is eligible to be a smaller reporting company as of November 15, 2019 for the purpose of determining the effective date of ASU 2016-13. We determined that we were eligible to be a smaller reporting company as of November 15, 2019, and therefore, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, which will be our fiscal year 2024 beginning May 1, 2023. Early adoption is permitted. We are currently evaluating the timing and impact the adoption of this standard will have on our condensed consolidated financial statements.

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

The Convertible Notes are senior unsecured obligations and accrue interest at a rate of 1.25% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. The Convertible Notes mature on March 15, 2026, unless earlier redeemed or repurchased by us or converted at the option of the holders. The Convertible Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election in the manner and subject to the terms and conditions provided in the indenture (the “Indenture”) governing the Convertible Notes.

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

As of July 31, 2022, the conditions allowing holders of the Convertible Notes to convert had not been met and, therefore, the Convertible Notes are classified as a long-term liability on the unaudited condensed consolidated balance sheets at July 31, 2022 and April 30, 2022.

The net carrying amount of the Convertible Notes is as follows (in thousands):

	July 31, 2022	April 30, 2022
Principal	$143,750	$143,750
Unamortized issuance costs	(3,913)	(4,173)
Net carrying amount	$139,837	$139,577

As of July 31, 2022, the estimated fair value of the Convertible Notes was approximately $163.9 million. The fair value was determined based on the last actively traded price per $100 of the Convertible Notes for the period ended July 31, 2022 (Level 2).

The following table summarizes the interest expense recognized related to the Convertible Notes for the three months ended July 31, 2022 and 2021 (in thousands).

	Three Months Ended July 31, 2022	Three Months Ended July 31, 2021
Contractual interest expense	$224	$449
Amortization of issuance costs	260	254
Total interest expense	$484	$703

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

We evaluated the Capped Calls under ASC 815-10 and determined that they should be accounted for as a separate transaction from the Convertible Notes and that the Capped Calls met the criteria for equity classification. Therefore, the cost of $12.8 million to purchase the Capped Calls was recorded as a reduction to additional paid-in capital in the consolidated balance sheet at April 30, 2021. The Capped Calls will not be subsequently remeasured as long as the conditions for equity classification continue to be met. As of July 31, 2022 and April 30, 2022, there were no conversions of our Convertible Notes, and therefore, there was no activity with respect to the Capped Calls. We believe the conditions for equity classification continue to be met as of July 31, 2022 and April 30, 2022.

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

The components of operating lease cost for the three months ended July 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended July 31,
	2022	2021
Operating lease cost	$1,083	$788
Variable lease cost	389	198
Short-term lease cost	130	102
Total operating lease cost	$1,602	$1,088

We also lease certain manufacturing equipment under a 5-year finance lease that commenced in the second quarter of fiscal year 2022. Finance lease costs were immaterial for the three months ended July 31, 2022.

 `

Supplemental consolidated balance sheet and other information related to our operating and finance leases as of July 31, 2022 and April 30, 2022 were as follows (in thousands, expect weighted average data):

Leases	Classification	July 31, 2022	April 30, 2022
Assets
Operating	Operating lease right-of-use assets	$36,093	$36,806
Finance	Property and equipment, net	2,680	2,728
Total leased assets		$38,773	$39,534

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$3,152	$2,969
Finance	Other current liabilities	511	505
Non-current:
Operating	Operating lease liabilities, less current portion	37,077	37,886
Finance	Finance lease liabilities, less current portion	1,963	2,093
Total lease liabilities		$42,703	$43,453

Weighted average remaining lease term (years):
Operating leases	12.2	12.4
Finance lease	4.4	4.7
Weighted average discount rate
Operating leases	3.3%	3.3%
Finance lease	5.3%	5.3%

Cash paid for amounts included in the measurement of operating lease liabilities was $1.0 million and $0.8 million for the three months ended July 31, 2022 and 2021, respectively, and is included in net cash used in operating activities in our accompanying unaudited condensed consolidated statements of cash flows. Cash paid for amounts included in the measurement of finance lease liabilities was immaterial for the three months ended July 31, 2022.

As of July 31, 2022, the maturities of our lease liabilities, which includes those derived from lease renewal options that we considered it reasonably certain that we would exercise, were as follows (in thousands):

Fiscal Year Ending April 30,	Operating Leases	Finance Lease	Total
2023 (remaining period)	$3,316	$472	$3,788
2024	4,140	629	4,769
2025	4,060	629	4,689
2026	4,167	629	4,796
2027	4,199	419	4,618
Thereafter	28,708	–	28,708
Total lease payments	$48,590	$2,778	$51,368
Less: imputed interest	(8,361)	(304)	(8,665)
Total lease liabilities	$40,229	$2,474	$42,703

Note 5 – Equity Compensation Plans

Stock Incentive Plans

As of July 31, 2022, we had an aggregate of 8,665,188 shares of our common stock reserved for issuance under our stock incentive plans, of which 4,277,289 shares were subject to outstanding stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) and 4,387,899 shares were available for future grants of stock-based awards.

Stock Options

The following summarizes our stock option transaction activity for the three months ended July 31, 2022:

	Stock Options	Grant Date Weighted Average Exercise Price
	(in thousands)
Outstanding at May 1, 2022	2,505	$6.88
Granted	–	$–
Exercised	(95)	$6.83
Canceled or expired	(22)	$9.48
Outstanding at July 31, 2022	2,388	$6.86

Restricted Stock Units

The following summarizes our RSUs transaction activity for the three months ended July 31, 2022:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at May 1, 2022	642	$14.89
Granted	602	$18.00
Vested	(151)	$8.19
Forfeited	(10)	$15.73
Outstanding at July 31, 2022	1,083	$17.54

Performance Stock Units

During the three months ended July 31, 2022, the Compensation Committee of the Board of Directors granted PSUs as part of the annual grant of equity incentive awards to our executives. The PSUs are subject to annual vesting, as to one-third of the PSUs, over our three fiscal years ending April 30, 2023, 2024 and 2025 (each a “Performance Period”) based upon our attainment of certain predetermined financial metrics for each such Performance Period. Each PSU that vests represents the right to receive one share of our common stock. Depending on the actual financial metrics achieved relative to the target financial metrics for such Performance Periods, the number of PSUs issued could range from 0% to 200% of the target amount. The number of granted shares included in the table below is based on a maximum 200% achievement of each financial metric during each Performance Period (the “Maximum Performance Target”). If a financial metric is achieved at a rate below the Maximum Performance Target, or is not achieved, the corresponding portion of the PSUs that do not vest will be forfeited.

The following summarizes our PSUs transaction activity for the three months ended July 31, 2022:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at May 1, 2022	233	$25.31
Granted	573	$18.09
Vested	–	$–
Forfeited	–	$–
Outstanding at July 31, 2022	806	$20.18

Employee Stock Purchase Plan

The Avid Bioservices, Inc. 2010 Employee Stock Purchase Plan (the “ESPP”) is a stockholder-approved plan under which employees can purchase shares of our common stock, based on a percentage of their compensation, subject to certain limits. The purchase price per share is equal to the lower of 85% of the fair market value of our common stock on the first trading day of the six-month offering period or on the last trading day of the six-month offering period. During the three months ended July 31, 2022, a total of 27,711 shares of our common stock were purchased under the ESPP at a purchase price $12.97 per share. As of July 31, 2022, we had 1,004,251 shares of our common stock reserved for issuance under the ESPP.

Stock-Based Compensation

Stock-based compensation expense for the three months ended July 31, 2022 and 2021 was comprised of the following (in thousands):

	Three Months Ended July 31,
	2022	2021
Cost of revenues	$687	$468
Selling, general and administrative	1,210	831
Total	$1,897	$1,299

As of July 31, 2022, the total estimated unrecognized compensation cost related to non-vested stock options and RSUs was $2.5 million and $17.9 million, respectively. These costs are expected to be recognized over weighted average vesting periods of 1.5 and 3.2 years, respectively.

As of July 31, 2022, there was $12.2 million of total estimated unrecognized compensation cost related to non-vested PSUs associated with the Performance Periods ending April 30, 2023, 2024 and 2025. These costs are expected to be recognized over the weighted average vesting period of 1.6 years, however, we will assess the likelihood of achieving the predetermined financial metrics associated with each Performance Period on a quarterly basis and the expense recognized, if any, will be adjusted accordingly.

Note 6 – Income Taxes

We are subject to taxation in the United States and various states jurisdictions in which we conduct our business.

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. On a quarterly basis, we update our estimate of the annual effective tax rate, and if the estimated annual tax rate changes, we make a cumulative adjustment in that quarter.

The tax expenses recorded for the first quarter of fiscal year 2023 differs from the U.S. federal statutory tax rate of 21% due primarily to the tax impact of state income taxes, stock-based compensation, non-deductible officers’ compensation and transportation fringe benefits.

For the three months ended July 31, 2022, we recorded income tax expense of $0.7 million resulting in an effective tax rate of 31%.

We have no material uncertain tax positions as of July 31, 2022. It is our policy to recognize interest and penalties related to income tax matters in interest expense and other income (expense), net, respectively, in our unaudited condensed consolidated statements of operations and comprehensive income. There was no accrued interest or penalties associated with uncertain tax positions as of July 31, 2022.

Note 7 – Net Income Per Common Share

Basic net income per common share is computed by dividing our net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing our net income by the sum of the weighted average number of shares of common stock outstanding during the period plus the potential dilutive effects of stock options, unvested RSUs and PSUs, shares of common stock expected to be issued under our ESPP, and Convertible Notes.

The potential dilutive effect of stock options, unvested RSUs and PSUs, and shares of common stock expected to be issued under our ESPP during the period are calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. The potential dilutive effect of our Convertible Notes are calculated using the if-converted method assuming the conversion of our Convertible Notes as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. A reconciliation of the numerators and the denominators of the basic and dilutive net income per common share computations are as follows (in thousands, except per share amounts):

	Three Months Ended July 31,
	2022	2021
Numerator
Net income	$1,564	$6,304
Denominator
Weighted average basic common shares outstanding	61,905	61,137
Effect of dilutive securities:
Stock options	1,195	2,008
RSUs and ESPP	233	426
Weighted average dilutive common shares outstanding	63,333	63,571

Net Income per share:
Basic	$0.03	$0.10
Diluted	$0.02	$0.10

The following table presents the potential dilutive securities excluded from the calculation of diluted net income per share for the periods presented as the effect of their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended July 31,
	2022	2021
Stock options	55	29
RSUs and PSUs	466	83
Convertible Notes	6,776	6,776
Total	7,297	6,888

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

Humanigen Arbitration

On December 17, 2021, we filed a Demand for Arbitration claiming more than $20.5 million in damages against Humanigen, Inc. (“Humanigen”) with the American Arbitration Association (“AAA”) entitled, Avid Bioservices, Inc. v. Humanigen, Inc. (AAA Case No. 01-21-0018-0523). The Demand contains three claims for: (1) breach of contract concerning the process development and manufacturing master services agreement (“MSA”); (2) anticipatory breach of contract concerning the capacity expansion and contribution/commitment letter (“Letter Agreement”); and (3) trade libel and commercial disparagement. We claim that per the terms of the MSA Humanigen’s cancellation triggered an obligation to pay certain fees and reimburse us for certain costs with respect to the contracted committed manufacturing runs, which amounts remain unpaid. On January 6, 2022, Humanigen filed an Answer to our Demand, denying the allegations and asserting affirmative defenses. On July 1, 2022, Humanigen filed its counterclaims against us in the form of a complaint in the Orange County Superior Court (Case No. 30-2022-01268184) alleging three claims for (1) breach of the MSA seeking return or reimbursement of the amounts Humanigen paid us before cancelling the MSA, (2) declaratory relief that Humanigen has no remaining obligations under the Letter Agreement, and (3) unfair business practices. On July 19, 2022, we filed a motion with the state court to compel all claims by Humanigen against us to arbitration before the AAA. On August 29, 2022, Humanigen filed a motion with the state court to stay the arbitration and consolidate all proceedings in state court, which motion we will oppose.

While we intend to vigorously pursue this arbitration against Humanigen, we cannot offer any assurances that we will recover any damages from Humanigen.

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Avid Bioservices, Inc. included in Part I Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, including the anticipated future impact of the ongoing COVID-19 global pandemic on our business operations, that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results of operations to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022, those identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, and in other filings we may make with the Securities and Exchange Commission from time to time. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements and, except as required by law, assume no obligation and do not intend to update these forward-looking statements.

Overview

We are a dedicated contract development and manufacturing organization (“CDMO”) that provides a comprehensive range of services from process development to Current Good Manufacturing Practices (“CGMP”) clinical and commercial manufacturing of biologics for the biotechnology and biopharmaceutical industries. With 29 years of experience producing monoclonal antibodies and recombinant proteins, our services include clinical and commercial product manufacturing, bulk packaging, release and stability testing and regulatory submissions support. We also provide a variety of process development services, including upstream and downstream development and optimization, analytical methods development, testing and characterization.

Strategic Objectives

We continue to execute on a growth strategy that seeks to align with the growth of the biopharmaceutical drug substance contract services market. That strategy encompasses the following objectives:

•	Invest in additional manufacturing capacity and resources required for us to achieve our long-term growth strategy and meet the growth-demand of our customers’ programs, moving from development through to commercial manufacturing;
•	Broaden market awareness through a diversified yet flexible marketing strategy;
•	Expand our customer base and programs with existing customers for both process development and manufacturing service offerings;
•	Explore strategic opportunities both within our core business as well as in adjacent and/or synergistic service offerings in order to enhance and/or broaden our capabilities; and
•	Increase our operating profit margin to best in class industry standards.

First Quarter Highlights

The following summarizes select highlights from our first quarter ended July 31, 2022:

•	Reported revenues of $36.7 million, an increase of 19%, or $5.9 million, compared to the same prior year period;
•	Reported net income of $1.6 million, or $0.03 per basic share and $0.02 per diluted share;
•	Expanded our customer base and programs with existing customers and ended the quarter with a backlog of approximately $157 million, representing our highest backlog to date;
•	Continued to advance the second phase of expansion of our Myford facility and the construction of our cell and gene therapy facility; and
•	Announced plans to further expand the process development capacity of our mammalian cell culture services.

Facility Expansions

During fiscal year 2021, we announced plans for a two-phased expansion of our Myford facility. The first phase, which expanded the production capacity of our Myford facility by adding an additional downstream processing suite, was completed in January 2022. The second phase, which was initiated during the fourth quarter of fiscal 2021 and is anticipated to be online during the first calendar quarter of 2023, will further expand our capacity with the addition of a second manufacturing train, including both upstream and downstream processing suites. We estimate that as of July 31, 2022, the remaining cost to complete our Myford facility expansion will be approximately $22 million to $25 million.

In October 2021, we announced plans to expand our CDMO service offerings into viral vector development and manufacturing services for the rapidly growing cell and gene therapy (“CGT”) market. This expansion will consist of a two-phased approach including constructing a world-class, single purpose-built CGT development and CGMP manufacturing facility in Costa Mesa, California (the “CGT Facility”). In June 2022, we completed the first phase with the opening of our new analytical and process development laboratories. This phase is now operational, and we are actively scheduling new business into the laboratories. The second phase of construction includes the build out of CGMP manufacturing suites, which are expected to be online in mid calendar 2023. We estimate that as of July 31, 2022, the remaining cost to complete our CGT Facility construction will be approximately $42 million to $47 million.

In June 2022, we announced plans to further expand the process development capacity of our mammalian cell culture services, by adding new suites within our existing process development laboratory space. This expansion is expected to be completed by the end of calendar 2022 at an estimated total cost of approximately $6 million.

Upon completion of these expansions, we estimate that our combined facilities will have the potential to bring our total revenue generating capacity to up to approximately $400 million annually, depending on the mix of future customer projects.

Impact of COVID-19 Pandemic

To date, the COVID-19 pandemic has not had a significant impact on our operations, as we have been able to continue to operate our manufacturing facilities and provide essential services to our customers.

We will continue to assess the potential impact of the COVID-19 pandemic on our business, financial condition, and results of operations. For a further discussion of potential risks to our business from the COVID-19 pandemic, please refer to “Part I, Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.

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

Results of Operations

The following table compares the unaudited condensed consolidated statements of operations for the three months ended July 31, 2022 and 2021 (in thousands):

	Three Months Ended July 31,
	2022	2021	$ Change
Revenues	$36,692	$30,754	$5,938
Cost of revenues	27,575	19,363	8,212
Gross profit	9,117	11,391	(2,274)
Operating expenses:
Selling, general and administrative	6,382	4,460	1,922
Total operating expenses	6,382	4,460	1,922
Operating income	2,735	6,931	(4,196)
Interest expense	(518)	(703)	185
Other income (expense), net	50	76	(26)
Net income before income taxes	2,267	6,304	(4,037)
Income tax expense	703	–	703
Net income	$1,564	$6,304	$(4,740)

Three Months Ended July 31, 2022 Compared to Three Months Ended July 31, 2021

Revenues

Revenues for the three months ended July 31, 2022 were $36.7 million compared to $30.8 million for the same period in the prior year, an increase of $5.9 million, or 19%. The increase in revenues can primarily be attributed to an increase in manufacturing runs during the current year period compared to the prior year period. The increase in revenues was attributed to the following components of our revenue streams:

$ millions
Net increase in manufacturing revenues	$5.8
Net increase in process development revenues	0.1
Total increase in revenues	$5.9

Gross Profit

Gross profit for the three months ended July 31, 2022 was $9.1 million (25% gross margin) compared to $11.4 million (37% gross margin) for the same period in the prior year, a decrease of $2.3 million. The $2.3 million decrease in gross profit for the current-year period can primarily be attributed to increases in compensation and benefit related expenses and facility and equipment related costs, partially offset by increased revenues. Excluding the prior year’s margin benefit from unutilized capacity fees, and the current quarter’s increase in costs associated with the establishment of our cell and gene therapy business and ahead of our mammalian capacity expansions, including increasing our headcount and incremental depreciation from newly released facility expansions, our first quarter gross margin was on par with the prior year period.

We expect our gross profit will continue to be impacted in the short-term by these and future costs as we continue to increase the hiring of personnel and incur additional facility and equipment related costs to support our rapidly growing capacity and expanded service offerings.

Selling, General and Administrative Expenses

SG&A expenses were $6.4 million for the three months ended July 31, 2022 compared to $4.5 million for the same period in the prior year, an increase of approximately $1.9 million, or 43%. As a percentage of revenues, SG&A expenses for the three months ended July 31, 2022 and 2021 were 17% and 15%, respectively. The net increase in SG&A expenses was attributed to the following components:

$ millions
Increase in compensation and benefit related expenses	$1.2
Increase in facility and related expenses	0.2
Increase in legal and accounting fees	0.2
Net increase in all other SG&A expenses	0.3
Total increase in SG&A expenses	$1.9

Operating Income

Operating income was $2.7 million for the three months ended July 31, 2022 compared to $6.9 million for the same period in the prior year. This $4.2 million decrease in year-over-year operating income can primarily be attributed to a $2.3 million decrease in gross profit combined with a $1.9 million increase in SG&A expense.

Interest Expense

Interest expense was $0.5 million for the three months ended July 31, 2022 compared to $0.7 million for the same period in the prior year, a decrease of $0.2 million, or 26%.  The decrease of $0.2 million can be attributed to interest expense capitalized as construction-in-progress during the current year period compared to no interest capitalized during the same prior year period.

Income Tax Expense

Income tax expense was $0.7 million for the three months ended July 31, 2022 compared to no income tax expense for the same period in the prior year. The increase in income tax expense can be attributed to the recording of a full quarter of income tax expense in the current year period whereas in the prior year period there was no income tax expense due to a full valuation allowance in place.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash and cash equivalents on hand and cash flows generated from operations. As of July 31, 2022, we had cash and cash equivalents of $115.1 million. We believe that our existing cash on hand and our anticipated cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months from the date of this Quarterly Report.

If cash flows from operations are not sufficient to support our operations or capital requirements, including our mammalian and cell and gene therapy facility expansions, then we may need to obtain additional equity or debt financing to fund our future operations and/or such expansions. We may raise these funds at the appropriate time, accessing the form of capital that we determine is most appropriate considering the markets available to us and their respective costs of capital, such as through the issuance of debt or through the public offering of securities. These financings may not be available on acceptable terms, or at all. Our ability to raise additional capital in the equity and debt markets is dependent on several factors including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties including, but not limited to, our financial results, economic and market conditions, and global financial crises and economic downturns, which may cause extreme volatility and disruptions in capital and credit markets. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

Cash Flows

The following table compares our cash flow activities for the three months ended July 31, 2022 and 2021 (in thousands):

	Three Months Ended July 31,
	2022	2021	$ Change
Net cash used in operating activities	$(5,034)	$(6,942)	$1,908
Net cash used in investing activities	$(6,924)	$(4,199)	$(2,725)
Net cash provided by financing activities	$929	$918	$11

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended July 31, 2022 was a result of a net change in operating assets and liabilities of $11.0 million, offset by $1.6 million of net income and non-cash adjustments to net income of $4.4 million primarily related to stock-based compensation and depreciation and amortization expense.

Net cash used in operating activities for the three months ended July 31, 2021 was a result of a net change in operating assets and liabilities of $15.8 million, offset by $6.3 million of net income and non-cash adjustments to net income of $2.6 million related to stock-based compensation, depreciation and amortization and amortization of debt issuance costs.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended July 31, 2022 and 2021 consisted of $6.9 million and $4.2 million, respectively, used to acquire property and equipment primarily related to projects associated with the expansion of our manufacturing operations.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended July 31, 2022 consisted of $1.0 million in net proceeds from the issuance of common stock under our equity compensation plans, offset by $0.1 million in principal payments on a finance lease.

Net cash provided by financing activities for the three months ended July 31, 2021 consisted of $0.9 million in net proceeds from the issuance of common stock under our equity compensation plans.

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

As of July 31, 2022, the aggregate principal amount outstanding or our Convertible Notes was $143.8 million. For additional information regarding the Convertible Notes, see Note 3 of the notes to unaudited condensed consolidated financial statements.

Leases

We lease certain office, manufacturing, laboratory, and warehouse space located in Orange County, California under operating lease agreements. Our leased facilities have original lease terms ranging from 7 to 12 years, contain multi-year renewal options, and scheduled rent increases of 3% on either an annual or biennial basis. We also lease certain manufacturing equipment under a 5-year finance lease that expires in December 2026. As of July 31, 2022, we had outstanding lease obligations of $51.4 million, of which $3.8 million is payable in the remainder of fiscal 2023, $4.8 million is payable in fiscal 2024, $4.7 million is payable in fiscal 2025, $4.8 million is payable in fiscal 2026, $4.6 million is payable in fiscal 2027, and $28.7 million is payable thereafter.

Capital Expenditures

During the three months ended July 31, 2022, our capital expenditures were $6.9 million, and additionally our accrued capital expenditure balance was $16.4 million. We currently anticipate that our capital expenditures for fiscal 2023 to be approximately $85 million to $95 million, related to our mammalian and cell and gene therapy facility expansions in Orange County, California as further discussed in the “Facility Expansions” section above.

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We review our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. During the three months ended July 31, 2022, there were no significant changes in our critical accounting policies as previously disclosed by us in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements applicable to us, please refer to Note 2, Summary of Significant Accounting Policies, in the accompanying notes to our unaudited condensed consolidated financial statements.

Backlog

Our backlog represents, as of a point in time, future revenue from work not yet completed under signed contracts. As of July 31, 2022, our backlog was approximately $157 million, as compared to approximately $153 million as of April 30, 2022. While we anticipate the majority of our backlog will be recognized as revenue over the next twelve (12) months, our backlog is subject to a number of risks and uncertainties, including but not limited to: the risk that a customer cancels its commitments prior to our initiation of services, in which case we may be required to refund some or all of the amounts paid to us in advance under those canceled commitments; the risk that a customer may experience delays in its program(s) or otherwise, which could result in the postponement of anticipated services; the risk that we may not successfully execute on all customer projects; the risk that commencement of customer projects may be postponed due to supply chain delays; and the risk of a potential negative impact from the COVID-19 global pandemic, any of which could have a negative impact on our liquidity, reported backlog and future revenues and profitability.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three months ended July 31, 2022, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2022, the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of July 31, 2022.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting, during the quarter ended July 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Please refer to Note 8, Commitments and Contingencies, in the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which is incorporated into this item by reference.

Item 1A.	Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, results of operations and cash flows. For a detailed discussion of the risks that affect our business, please refer to Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022. There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K.

Item 6.	Exhibits

(a)	Exhibits:

10.1	Form of Notice of Grant of Performance Stock Unit Award. (1)(†)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).*

____________________

(1)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2022.
†	Indicates management contract or compensatory plan.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVID BIOSERVICES, INC.

Dated: September 6, 2022	By:	/s/ Nicholas S. Green
Nicholas S. Green
President and Chief Executive Officer
(Principal Executive Officer)

Dated: September 6, 2022	By:	/s/ Daniel R. Hart
Daniel R. Hart
Chief Financial Officer
(Principal Financial Officer)

