Form 10-Q
period 2022-10-31
Avid Bioservices, Inc.
filed 2022-12-06
CIK 704562

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

or

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

62,309,363 shares of registrant’s common stock were outstanding as of November 28, 2022.

AVID BIOSERVICES, INC.

Form 10-Q

For the Fiscal Quarter Ended October 31, 2022

TABLE OF CONTENTS

As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “we,” “us,” “our,” and the “Company” refer to Avid Bioservices, Inc. and its subsidiary.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

avid bioservices, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	October 31, 2022	April 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$77,292	$126,166
Accounts receivable, net	20,580	20,547
Contract assets	6,528	5,369
Inventory	39,061	26,062
Prepaid expenses and other current assets	2,480	1,879
Total current assets	145,941	180,023
Property and equipment, net	139,386	92,955
Operating lease right-of-use assets	35,373	36,806
Deferred tax assets	116,647	115,082
Other assets	4,153	4,627
Restricted cash	350	350
Total assets	$441,850	$429,843
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,328	$9,504
Accrued compensation and benefits	6,007	8,418
Contract liabilities	48,446	53,798
Current portion of operating lease liabilities	3,111	2,969
Other current liabilities	1,485	1,072
Total current liabilities	82,377	75,761
Convertible senior notes, net	140,097	139,577
Operating lease liabilities, less current portion	36,350	37,886
Finance lease liabilities, less current portion	1,831	2,093
Total liabilities	260,655	255,317

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at respective dates	–	–
Common stock, $0.001 par value; 150,000 shares authorized; 62,308 and 61,807 shares issued and outstanding at respective dates	62	62
Additional paid-in capital	612,102	605,841
Accumulated deficit	(430,969)	(431,377)
Total stockholders’ equity	181,195	174,526
Total liabilities and stockholders’ equity	$441,850	$429,843

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share information)

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021

Revenues	$34,757	$26,109	$71,449	$56,863
Cost of revenues	30,610	16,923	58,185	36,286
Gross profit	4,147	9,186	13,264	20,577

Operating expenses:
Selling, general and administrative	6,831	5,033	13,213	9,493
Total operating expenses	6,831	5,033	13,213	9,493

Operating income (loss)	(2,684)	4,153	51	11,084
Interest expense	(703)	(704)	(1,221)	(1,407)
Other income, net	145	73	195	149
Net income (loss) before income taxes	(3,242)	3,522	(975)	9,826
Income tax benefit	(2,086)	–	(1,383)	–
Net income (loss)	$(1,156)	$3,522	$408	$9,826
Comprehensive income (loss)	$(1,156)	$3,522	$408	$9,826

Net income (loss) per share:
Basic	$(0.02)	$0.06	$0.01	$0.16
Diluted	$(0.02)	$0.06	$0.01	$0.15

Weighted average common shares outstanding:
Basic	62,204	61,414	62,054	61,276
Diluted	62,204	63,602	63,574	63,606

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share information)

	Three Months Ended October 31, 2022
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at July 31, 2022	62,165	$62	$608,750	$(429,813)	$178,999
Common stock issued under equity compensation plans	143	–	566	–	566
Stock-based compensation expense	–	–	2,786	–	2,786
Net loss	–	–	–	(1,156)	(1,156)
Balance at October 31, 2022	62,308	$62	$612,102	$(430,969)	$181,195

	Three Months Ended October 31, 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at July 31, 2021	61,341	$61	$597,320	$(552,745)	$44,636
Common stock issued under equity compensation plans	211	1	1,004	–	1,005
Stock-based compensation expense	–	–	1,942	–	1,942
Net income	–	–	–	3,522	3,522
Balance at October 31, 2021	61,552	$62	$600,266	$(549,223)	$51,105

	Six Months Ended October 31, 2022
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at April 30, 2022	61,807	$62	$605,841	$(431,377)	$174,526
Common stock issued under equity compensation plans	501	–	1,578	–	1,578
Stock-based compensation expense	–	–	4,683	–	4,683
Net income	–	–	–	408	408
Balance at October 31, 2022	62,308	$62	$612,102	$(430,969)	$181,195

	Six Months Ended October 31, 2021
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at April 30, 2021	61,069	$61	$637,534	$(559,859)	$77,736
Cumulative-effect adjustment from modified retrospective adoption of ASU 2020-06	–	–	(42,431)	810	(41,621)
Common stock issued under equity compensation plans	483	1	1,922	–	1,923
Stock-based compensation expense	–	–	3,241	–	3,241
Net income	–	–	–	9,826	9,826
Balance at October 31, 2021	61,552	$62	$600,266	$(549,223)	$51,105

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended October 31,
	2022	2021

Cash flows from operating activities:
Net income	$408	$9,826
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	4,683	3,241
Depreciation and amortization	3,409	2,036
Amortization of debt issuance costs	520	509
Deferred income taxes	(1,565)	–
Loss on disposal of property and equipment	70	–
Changes in operating assets and liabilities:
Accounts receivable, net	(33)	705
Contract assets	(1,159)	2,692
Inventory	(12,999)	(8,439)
Prepaid expenses and other assets	(127)	(2,742)
Accounts payable	5,346	(1,745)
Accrued compensation and benefits	(2,411)	(3,741)
Contract liabilities	(5,352)	1,096
Other accrued expenses and liabilities	439	223
Net cash (used in) provided by operating activities	(8,771)	3,661

Cash flows from investing activities:
Purchase of property and equipment	(41,432)	(11,824)
Net cash used in investing activities	(41,432)	(11,824)

Cash flows from financing activities:
Proceeds from issuance of common stock under equity compensation plans	1,578	1,923
Principal payments on finance lease	(249)	–
Net cash provided by financing activities	1,329	1,923

Net decrease in cash, cash equivalents and restricted cash	(48,874)	(6,240)

Cash, cash equivalents and restricted cash, beginning of period	126,516	170,265

Cash, cash equivalents and restricted cash, end of period	$77,642	$164,025

Supplemental disclosures of cash flow information:
Cash paid for interest	$438	$913
Cash paid for income taxes	$220	$–

Supplemental disclosures of non-cash activities:
Unpaid purchases of property and equipment in accounts payable	$8,478	$2,493
Right-of-use assets obtained upon operating lease modification, net	$–	$4,554
Right-of-use assets obtained in exchange for operating lease obligations	$–	$16,093
Property and equipment obtained in exchange for finance lease obligation	$–	$2,760

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

The following table summarizes our manufacturing and process development revenue streams (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Manufacturing revenues	$27,614	$22,013	$59,095	$47,688
Process development revenues	7,143	4,096	12,354	9,175
Total revenues	$34,757	$26,109	$71,449	$56,863

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

During the three and six months ended October 31, 2022, we recognized revenue of $8.3 million and $26.9 million, respectively, for which the contract liability was recorded in a prior period.

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

Management may be required to exercise judgement in estimating revenue to be recognized. Judgement is required in identifying performance obligations, estimating the transaction price, estimating the stand-alone selling prices of identified performance obligations, estimating variable consideration, and estimating the progress towards the satisfaction of performance obligations. If actual results in the future vary from our estimates, the estimates will be adjusted, which will affect revenues in the period that such variances become known. There were no material adjustments in estimates for variable consideration for the three and six months ended October 31, 2022.

During the three and six months ended October 31, 2021, changes in estimates for variable consideration resulted in a decrease in revenues of $11.2 million. These changes in estimates for variable consideration were attributed to a dispute with a customer over the payment of certain cancellation fees due to us under the terms of the related customer contract. We believe we have a contractual right to the billed amounts, but as this contractual right is being disputed and therefore may be uncollectible, we have not recorded revenue associated with the disputed amount.

We apply the practical expedient available under ASC 606 that permits us not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. As of October 31, 2022, we do not have any unsatisfied performance obligations for contracts greater than one year.

Costs incurred to obtain a contract are not material. These costs are generally employee sales commissions, which are expensed as incurred and included in selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Restricted Cash

Under the terms of an operating lease related to one of our facilities (Note 4), we are required to maintain a letter of credit as collateral. Accordingly, at October 31, 2022 and April 30, 2022, restricted cash of $0.4 million was pledged as collateral under the letter of credit.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	October 31, 2022	April 30, 2022	October 31, 2021	April 30, 2021
Cash and cash equivalents	$77,292	$126,166	$163,675	$169,915
Restricted cash	350	350	350	350
Total cash, cash equivalents and restricted cash	$77,642	$126,516	$164,025	$170,265

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

Based on our analysis of our accounts receivable balance as of October 31, 2022 and April 30, 2022, we determined an allowance for doubtful accounts of $17.2 million and $18.4 million, respectively, was deemed necessary. For both periods, the amount is primarily due to a dispute with a customer over the payment of certain cancellation fees due to us under the terms of the related customer contract. We believe we have a contractual right to this amount, but as this contractual right is being disputed and therefore may be uncollectible, we have chosen to reserve the disputed amount.

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

Costs for property and equipment not yet placed into service have been capitalized as construction-in-progress. These costs are primarily related to equipment and leasehold improvements associated with our manufacturing facilities, and will be depreciated in accordance with the above guidelines once placed into service. Interest costs incurred during construction of major capital projects are capitalized as construction-in-progress until the underlying asset is ready for its intended use, at which point the interest costs are amortized as depreciation expense over the life of the underlying asset. Interest capitalized as construction-in-progress was less than $0.1 million for the three months ended October 31, 2022 and $0.3 million for the six months ended October 31, 2022. No interest was capitalized as construction-in-progress for the three and six months ended October 31, 2021. All of our property and equipment are located in the United States. Property and equipment consist of the following (in thousands):

	October 31, 2022	April 30, 2022
Leasehold improvements	$48,349	$37,345
Laboratory and manufacturing equipment	34,360	30,089
Computer equipment and software	5,278	5,326
Furniture, fixtures and office equipment	1,698	843
Construction-in-progress	77,138	43,809
Total property and equipment, gross	166,823	117,412
Less: accumulated depreciation and amortization	(27,437)	(24,457)
Total property and equipment, net	$139,386	$92,955

Depreciation and amortization expense for the three and six months ended October 31, 2022 was $1.8 million and $3.4 million, respectively.

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

Impairment

Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. If such events or changes in circumstances arise, we compare the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the long-lived assets are determined to be impaired, any excess of the carrying value of the long-lived assets over its estimated fair value is recognized as an impairment loss. For the six months ended October 31, 2022 and 2021, there were no indicators of impairment of the value of our long-lived assets and no cumulative impairment losses were recognized as of October 31, 2022.

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

As of October 31, 2022 and April 30, 2022, we did not have any Level 2 or Level 3 financial assets and our cash equivalents of $73.5 million and $116.3 million, respectively, were invested in money market funds with one major commercial bank and carried at fair value based on quoted market prices for identical securities (Level 1 input). We consider the fair value of our convertible senior notes to be a Level 2 financial liability due to limited trading activity of the senior convertible notes (Note 3). We did not have any other Level 2 or Level 3 financial liabilities as of October 31, 2022 and April 30, 2022.

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

Holders of the Convertible Notes may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding September 15, 2025, only under the following circumstances: (1) During any fiscal quarter commencing after the fiscal quarter ended July 31, 2021, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) During the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the exchange rate on each such trading day; (3) If we call any or all of the Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; and (4) Upon the occurrence of specified corporate events as described in the Indenture.

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

As of October 31, 2022, the conditions allowing holders of the Convertible Notes to convert had not been met and, therefore, the Convertible Notes are classified as a long-term liability on the unaudited condensed consolidated balance sheets at October 31, 2022 and April 30, 2022.

The net carrying amount of the Convertible Notes is as follows (in thousands):

	October 31, 2022	April 30, 2022
Principal	$143,750	$143,750
Unamortized issuance costs	(3,653)	(4,173)
Net carrying amount	$140,097	$139,577

As of October 31, 2022, the estimated fair value of the Convertible Notes was approximately $149.7 million. The fair value was determined based on the last actively traded price per $100 of the Convertible Notes for the period ended October 31, 2022 (Level 2).

The following table summarizes the interest expense recognized related to the Convertible Notes for the three and six months ended October 31, 2022 and 2021 (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Contractual interest expense	$411	$449	$635	$898
Amortization of issuance costs	260	255	520	509
Total interest expense	$671	$704	$1,155	$1,407

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

We evaluated the Capped Calls under ASC 815-10 and determined that they should be accounted for as a separate transaction from the Convertible Notes and that the Capped Calls met the criteria for equity classification. Therefore, the cost of $12.8 million to purchase the Capped Calls was recorded as a reduction to additional paid-in capital in the consolidated balance sheet at April 30, 2021. The Capped Calls will not be subsequently remeasured as long as the conditions for equity classification continue to be met. As of October 31, 2022 and April 30, 2022, there were no conversions of our Convertible Notes, and therefore, there was no activity with respect to the Capped Calls. We believe the conditions for equity classification continue to be met as of October 31, 2022 and April 30, 2022.

Note 4 – Leases

We currently lease certain office, manufacturing, laboratory and warehouse space located in Orange County, California under operating lease agreements. Our leased facilities have original lease terms ranging from 7 to 12 years, contain multi-year renewal options, and scheduled rent increases of 3% on either an annual or biennial basis. A multi-year renewal option was included in determining the right-of-use asset and lease liability for one of our leases as we considered it reasonably certain that we would exercise such renewal option. In addition, certain of our leases provide for periods of free rent, lessor improvements and tenant improvement allowances, of which certain of these improvements have been classified as leasehold improvements and/or are being amortized over the shorter of the estimated useful life of the improvements or the remaining life of the lease.

Certain of our operating facility leases require us to pay property taxes, insurance and common area maintenance. While these payments are not included as part of our lease liabilities, they are recognized as variable lease cost in the period they are incurred.

The components of operating lease cost for the three and six months ended October 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Operating lease cost	$1,090	$989	$2,173	$1,777
Variable lease cost	408	201	797	399
Short-term lease cost	197	114	327	216
Total lease cost	$1,695	$1,304	$3,297	$2,392

We also lease certain manufacturing equipment under a 5-year finance lease that commenced in the second quarter of fiscal year 2022. Finance lease costs were immaterial for the three and six months ended October 31, 2022 and 2021.

Supplemental consolidated balance sheet and other information related to our operating and finance leases as of October 31, 2022 and April 30, 2022 were as follows (in thousands, expect weighted average data):

Leases	Classification	October 31, 2022	April 30, 2022
Assets
Operating	Operating lease right-of-use assets	$35,373	$36,806
Finance	Property and equipment, net	2,632	2,728
Total leased assets		$38,005	$39,534

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$3,111	$2,969
Finance	Other current liabilities	517	505
Non-current:
Operating	Operating lease liabilities, less current portion	36,350	37,886
Finance	Finance lease liabilities, less current portion	1,831	2,093
Total lease liabilities		$41,809	$43,453

Weighted average remaining lease term (years):
Operating leases	12.0	12.4
Finance lease	4.2	4.7
Weighted average discount rate
Operating leases	3.3%	3.3%
Finance lease	5.3%	5.3%

Cash paid for amounts included in the measurement of operating lease liabilities was $2.1 million and $1.5 million for the six months ended October 31, 2022 and 2021, respectively, and is included in net cash used in operating activities in our accompanying unaudited condensed consolidated statements of cash flows. Cash paid for amounts included in the measurement of finance lease liabilities was immaterial for the six months ended October 31, 2022.

As of October 31, 2022, the maturities of our lease liabilities, which includes those derived from lease renewal options that we considered it reasonably certain that we would exercise, were as follows (in thousands):

Fiscal Year Ending April 30,	Operating Leases	Finance Lease	Total
2023 (remaining period)	$2,216	$314	$2,530
2024	4,140	629	4,769
2025	4,060	629	4,689
2026	4,167	629	4,796
2027	4,199	419	4,618
Thereafter	28,708	–	28,708
Total lease payments	$47,490	$2,620	$50,110
Less: imputed interest	(8,029)	(272)	(8,301)
Total lease liabilities	$39,461	$2,348	$41,809

Note 5 – Equity Compensation Plans

Stock Incentive Plans

As of October 31, 2022, we had an aggregate of 8,522,436 shares of our common stock reserved for issuance under our stock incentive plans, of which 4,191,195 shares were subject to outstanding stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) and 4,331,241 shares were available for future grants of stock-based awards.

Stock Options

The following summarizes our stock option transaction activity for the six months ended October 31, 2022:

	Stock Options	Grant Date Weighted Average Exercise Price
	(in thousands)
Outstanding at May 1, 2022	2,505	$6.88
Granted	–	$–
Exercised	(180)	$6.79
Canceled or expired	(36)	$8.57
Outstanding at October 31, 2022	2,289	$6.86

Restricted Stock Units

The following summarizes our RSUs transaction activity for the six months ended October 31, 2022:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at May 1, 2022	642	$14.89
Granted	652	$18.05
Vested	(209)	$11.67
Forfeited	(24)	$16.64
Outstanding at October 31, 2022	1,061	$17.43

Performance Stock Units

The Compensation Committee of the Board of Directors grants PSUs to our executives. The PSUs are subject to annual vesting over three consecutive fiscal year performance periods with the first one-third vesting on April 30 of the year following the grant date, and each successive one-third vesting on April 30 of the following two years respectively (each a “Performance Period”). Each PSU that vests represents the right to receive one share of our common stock. The number of shares that will vest for each Performance Period, if any, is based upon the attainment of certain predetermined financial metrics for each such Performance Period. Depending on the actual financial metrics achieved relative to the target financial metrics for such Performance Periods, the number of PSUs issued could range from 0% to 200% of the target amount. The number of granted shares included in the table below is based on a maximum 200% achievement of each financial metric during each Performance Period (the “Maximum Performance Target”). If a financial metric is achieved at a rate below the Maximum Performance Target, or is not achieved, the corresponding portion of the PSUs that do not vest are forfeited.

The following summarizes our PSUs transaction activity for the six months ended October 31, 2022:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at May 1, 2022	233	$25.31
Granted	609	$18.09
Vested	–	$–
Forfeited	–	$–
Outstanding at October 31, 2022	842	$20.09

Employee Stock Purchase Plan

The Avid Bioservices, Inc. 2010 Employee Stock Purchase Plan (the “ESPP”) is a stockholder-approved plan under which employees can purchase shares of our common stock, based on a percentage of their compensation, subject to certain limits. The purchase price per share is equal to the lower of 85% of the fair market value of our common stock on the first trading day of the six-month offering period or on the last trading day of the six-month offering period. During the six months ended October 31, 2022, a total of 27,711 shares of our common stock were purchased under the ESPP at a purchase price $12.97 per share. As of October 31, 2022, we had 1,004,251 shares of our common stock reserved for issuance under the ESPP.

Stock-Based Compensation

Stock-based compensation expense for the three and six months ended October 31, 2022 and 2021 was comprised of the following (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Cost of revenues	$1,045	$693	$1,732	$1,161
Selling, general and administrative	1,741	1,249	2,951	2,080
Total stock-based compensation	$2,786	$1,942	$4,683	$3,241

As of October 31, 2022, the total estimated unrecognized compensation cost related to non-vested stock options and RSUs was $2.0 million and $17.1 million, respectively. These costs are expected to be recognized over weighted average vesting periods of 1.3 and 3.0 years, respectively.

As of October 31, 2022, there was $11.8 million of total estimated unrecognized compensation cost related to non-vested PSUs associated with the Performance Periods ending April 30, 2023, 2024 and 2025. These costs are expected to be recognized over the weighted average vesting period of 1.4 years, however, we will assess the likelihood of achieving the predetermined financial metrics associated with each Performance Period on a quarterly basis and the expense recognized, if any, will be adjusted accordingly.

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

The tax benefit recorded for the second quarter of fiscal year 2023 differs from the U.S. federal statutory tax rate of 21% due primarily to the tax impact of state income taxes, stock-based compensation, non-deductible officers’ compensation and transportation fringe benefits.

For the three and six months ended October 31, 2022, we recorded income tax benefit of $(2.1) million and $(1.4) million, respectively, resulting in an effective tax rate of 64.3% and 141.8%, respectively.

We have no material uncertain tax positions as of October 31, 2022. It is our policy to recognize interest and penalties related to income tax matters in interest expense and other income (expense), net, respectively, in our unaudited condensed consolidated statements of operations and comprehensive income (loss). There was no accrued interest or penalties associated with uncertain tax positions as of October 31, 2022.

Note 7 – Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing our net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing our net income (loss) by the sum of the weighted average number of shares of common stock outstanding during the period plus the potential dilutive effects of stock options, unvested RSUs and PSUs, shares of common stock expected to be issued under our ESPP, and Convertible Notes.

The potential dilutive effect of stock options, unvested RSUs and PSUs, and shares of common stock expected to be issued under our ESPP during the period are calculated in accordance with the treasury stock method but are excluded if their effect is anti-dilutive. The potential dilutive effect of our Convertible Notes is calculated using the if-converted method assuming the conversion of our Convertible Notes as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. A reconciliation of the numerators and the denominators of the basic and dilutive net income (loss) per common share computations are as follows (in thousands, except per share amounts):

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Numerator
Net income (loss)	$(1,156)	$3,522	$408	$9,826
Denominator
Weighted average basic common shares outstanding	62,204	61,414	62,054	61,276
Effect of dilutive securities:
Stock options	–	1,882	1,294	1,946
RSUs and PSUs	–	306	219	370
ESPP	–	–	7	14
Weighted average dilutive common shares outstanding	62,204	63,602	63,574	63,606
Net income (loss) per share:
Basic	$(0.02)	$0.06	$0.01	$0.16
Diluted	$(0.02)	$0.06	$0.01	$0.15

The following table presents the potential dilutive securities excluded from the calculation of diluted net income (loss) per share for the periods presented as the effect of their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Stock options	1,404	47	51	38
RSUs and PSUs	429	247	640	157
ESPP	4	–	–	–
Convertible Notes	6,776	6,776	6,776	6,776
Total	8,613	7,070	7,467	6,971

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

Humanigen Arbitration

On December 17, 2021, we filed a Demand for Arbitration claiming more than $20.5 million in damages against Humanigen, Inc. (“Humanigen”) with the American Arbitration Association (“AAA”) entitled, Avid Bioservices, Inc. v. Humanigen, Inc. (AAA Case No. 01-21-0018-0523). The Demand contains three claims for: (1) breach of contract concerning the process development and manufacturing master services agreement (“MSA”); (2) anticipatory breach of contract concerning the capacity expansion and contribution/commitment letter (“Letter Agreement”); and (3) trade libel and commercial disparagement. We claim that per the terms of the MSA Humanigen’s cancellation triggered an obligation to pay certain fees and reimburse us for certain costs with respect to the contracted committed manufacturing runs, which amounts remain unpaid. On January 6, 2022, Humanigen filed an Answer to our Demand, denying the allegations and asserting affirmative defenses. On July 1, 2022, Humanigen filed its counterclaims against us in the form of a complaint in the Orange County Superior Court (Case No. 30-2022-01268184) alleging three claims for (1) breach of the MSA seeking return or reimbursement of the amounts Humanigen paid us before cancelling the MSA, (2) declaratory relief that Humanigen has no remaining obligations under the Letter Agreement, and (3) unfair business practices. On July 19, 2022, we filed a motion with the state court to compel all claims by Humanigen against us to arbitration before the AAA. On August 29, 2022, Humanigen filed a motion with the state court to stay the arbitration and consolidate all proceedings in state court. On October 17, 2022, the state court granted our motion to compel all of Humanigen’s claims against us to arbitration and denied Humanigen’s motion to stay the arbitration. As a result of the court having granted our motion, on November 3, 2022, Humanigen filed its Demand for Arbitration realleging the breach of the MSA and unfair business practices claims which it had initially filed in state court. On November 10, 2022, we filed an Answer to Humanigen’s Demand, denying the allegations and asserting affirmative defenses. In connection with these proceedings, we withdrew our claim in arbitration for anticipatory breach under the Letter Agreement because Humanigen failed to obtain the Emergency Use Authorization from the Food and Drug Administration within the time period provided under the Letter Agreement, which was a condition precedent to Humanigen’s obligations to us under the Letter Agreement.

While we intend to vigorously pursue this arbitration against Humanigen and defend against their Demand, we cannot offer any assurances that we will recover any damages from Humanigen.

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the condensed consolidated unaudited financial statements and related notes of Avid Bioservices, Inc. included in Part I Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.

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

Strategic Objectives

We continue to execute on a growth strategy that seeks to align with the growth of the biopharmaceutical drug substance contract services market. That strategy encompasses the following objectives:

•	Invest in additional manufacturing capacity and resources required for us to achieve our long-term growth strategy and meet the growth-demand of our customers’ programs, moving from development through to commercial manufacturing;
•	Broaden market awareness through a diversified yet flexible marketing strategy;
•	Expand our customer base and programs with existing customers for both process development and manufacturing service offerings;
•	Explore strategic opportunities both within our core business as well as in adjacent and/or synergistic service offerings in order to enhance and/or broaden our capabilities; and
•	Increase our operating profit margin to best in class industry standards.

Second Quarter Highlights

The following summarizes select highlights from our second quarter ended October 31, 2022:

•	Reported revenues of $34.8 million, an increase of 33%, or $8.6 million, compared to the same prior year period;
•	Expanded our customer base and programs with existing customers and ended the quarter with a backlog of approximately $147 million; and
•	Continued to advance the second phase of expansion of our Myford facility and the construction of our cell and gene therapy facility.

Facility Expansions

During fiscal year 2021, we announced plans for a two-phased expansion of our Myford facility. The first phase, which expanded the production capacity of our Myford facility by adding an additional downstream processing suite, was completed in January 2022. The second phase, which was initiated during the fourth quarter of fiscal 2021 and is anticipated to be online during the first calendar quarter of 2023, will further expand our capacity with the addition of a second manufacturing train, including both upstream and downstream processing suites. We estimate that as of October 31, 2022, the remaining cost to complete our Myford facility expansion is approximately $14 million.

In October 2021, we announced plans to expand our CDMO service offerings into viral vector development and manufacturing services for the rapidly growing cell and gene therapy (“CGT”) market. This expansion will consist of a two-phased approach including constructing a world-class, single purpose-built CGT development and CGMP manufacturing facility in Costa Mesa, California (the “CGT Facility”). In June 2022, we completed the first phase with the opening of our new analytical and process development laboratories. This phase is now operational, and we are actively scheduling new business into the laboratories. The second phase of construction includes the build out of CGMP manufacturing suites, which are expected to be online in mid calendar 2023. We estimate that as of October 31, 2022, the remaining cost to complete our CGT Facility construction is approximately $39 million.

In June 2022, we announced plans to further expand the process development capacity of our mammalian cell culture services, by adding new suites within our existing process development laboratory space. This expansion is expected to be completed by the end of the first calendar quarter of 2023 at an estimated total cost of approximately $6 million.

Upon completion of these expansion projects, we estimate that our combined facilities will have the potential to bring our total revenue generating capacity to up to approximately $400 million annually, depending on the mix of future customer projects.

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

Results of Operations

The following table compares the unaudited condensed consolidated statements of operations for the three and six months ended October 31, 2022 and 2021 (in thousands):

	Three Months Ended October 31,			Six Months Ended October 31,
	2022	2021	$ Change	2022	2021	$ Change
Revenues	$34,757	$26,109	$8,648	$71,449	$56,863	$14,586
Cost of revenues	30,610	16,923	13,687	58,185	36,286	21,899
Gross profit	4,147	9,186	(5,039)	13,264	20,577	(7,313)

Operating expenses:
Selling, general and administrative	6,831	5,033	1,798	13,213	9,493	3,720
Total operating expenses	6,831	5,033	1,798	13,213	9,493	3,720
Operating income (loss)	(2,684)	4,153	(6,837)	51	11,084	(11,033)
Interest expense	(703)	(704)	1	(1,221)	(1,407)	186
Other income (expense), net	145	73	72	195	149	46
Net income (loss) before income taxes	(3,242)	3,522	(6,764)	(975)	9,826	(10,801)
Income tax benefit	(2,086)	–	(2,086)	(1,383)	–	(1,383)
Net income (loss)	$(1,156)	$3,522	$(4,678)	$408	$9,826	$(9,418)

Three Months Ended October 31, 2022 Compared to Three Months Ended October 31, 2021

Revenues

Revenues for the three months ended October 31, 2022 were $34.8 million compared to $26.1 million for the same period in the prior year, an increase of $8.6 million, or 33%. The increase in revenues can primarily be attributed to an increase in manufacturing runs during the current year period compared to the prior year period combined with an increase in process development revenues primarily associated with services provided to new customers. The increase in revenues was attributed to the following components of our revenue streams:

$ millions
Net increase in manufacturing revenues	$5.6
Net increase in process development revenues	3.0
Total increase in revenues	$8.6

Gross Profit

Gross profit for the three months ended October 31, 2022 was $4.1 million (12% gross margin) compared to $9.2 million (35% gross margin) for the same period in the prior year, a decrease of approximately $5.0 million. The $5.0 million decrease in gross profit for the current-year period can primarily be attributed to increases in compensation and benefit related expenses and facility and equipment related costs, partially offset by increased revenues. During the three months ended October 31, 2022, growth related costs including labor, overhead and depreciation, represented an incremental decrease in margin of approximately 11% split approximately even between mammalian and cell and gene therapy operations. In addition, the same period of the prior year included a margin benefit from unutilized capacity fees. Excluding all these factors, our second quarter gross margin was approximately in-line with the same prior year period.

We expect our gross profit will continue to be impacted in the short-term as we continue the hiring of personnel and incur additional facility and equipment related costs in-line with our anticipated growth.

Selling, General and Administrative Expenses

SG&A expenses were $6.8 million for the three months ended October 31, 2022 compared to $5.0 million for the same period in the prior year, an increase of approximately $1.8 million, or 36%. The net increase in SG&A expenses was attributed to the following components:

$ millions
Increase in compensation and benefit related expenses	$1.1
Increase in legal and accounting fees	0.2
Increase in consulting and other professional fees	0.2
Net increase in all other SG&A expenses	0.3
Total increase in SG&A expenses	$1.8

As a percentage of revenues, SG&A expenses for the three months ended October 31, 2022 and 2021 were 20% and 19%, respectively. SG&A expenses are generally not directly proportional to revenues, but we expect such expenses to increase over time to support the needs of our growing company.

Operating Income (Loss)

Operating loss was $2.7 million for the three months ended October 31, 2022 compared to operating income of $4.2 million for the same period in the prior year. This approximately $6.8 million decrease in year-over-year operating income (loss) can primarily be attributed to the $5.0 million decrease in gross profit described above combined with a $1.8 million increase in SG&A expenses.

Income Tax Benefit

Income tax benefit was $2.1 million for the three months ended October 31, 2022 compared to no income tax benefit for the same period in the prior year. The increase in income tax benefit can be attributed to the recording of a full quarter of income tax benefit in the current year period whereas in the prior year period there was no income tax benefit due to a full valuation allowance being in place.

Six Months Ended October 31, 2022 Compared to Six Months Ended October 31, 2021

Revenues

Revenues for the six months ended October 31, 2022 were $71.4 million compared to $56.9 million for the same period in the prior year, an increase of approximately $14.6 million, or 26%. The increase in revenues can primarily be attributed to an increase in manufacturing runs during the current year period compared to the prior year period combined with an increase in process development revenues primarily associated with services provided to new customers. The increase in revenues was attributed to the following components of our revenue streams:

$ millions
Net increase in manufacturing revenues	$11.4
Net increase in process development revenues	3.2
Total increase in revenues	$14.6

Gross Profit

Gross profit for the six months ended October 31, 2022 was $13.3 million (19% gross margin) compared to $20.6 million (36% gross margin) for the same period in the prior year, a decrease of $7.3 million. The $7.3 million decrease in gross profit for the current-year period can primarily be attributed to increases in compensation and benefit related expenses and facility and equipment related costs, partially offset by increased revenues. During the six months ended October 31, 2022, growth related costs including labor, overhead and depreciation, represented an incremental decrease in margin of approximately 9% split approximately evenly between mammalian and cell and gene therapy operations. In addition, the same period of the prior year included a margin benefit from unutilized capacity fees. Excluding all these factors, our current year-to-date period gross margin was approximately in-line with the same prior year period.

Selling, General and Administrative Expenses

SG&A expenses were $13.2 million for the six months ended October 31, 2022 compared to $9.5 million for the same period in the prior year, an increase of approximately $3.7 million, or 39%. As a percentage of revenues, SG&A expenses for the six months ended October 31, 2022 and 2021 were 18% and 17%, respectively. The net increase in SG&A expenses was attributed to the following components:

$ millions
Increase in compensation and benefit related expenses	$2.3
Increase in legal and accounting fees	0.5
Increase in consulting and other professional fees	0.3
Increase in facility and related expenses	0.2
Increase in trade show expenses	0.2
Net increase in all other SG&A expenses	0.2
Total increase in SG&A expenses	$3.7

Operating Income

Operating income was $0.1 million for the six months ended October 31, 2022 compared to $11.1 million for the same period in the prior year. This $11.0 million decrease in year-over-year operating income can primarily be attributed to the $7.3 million decrease in gross profit described above combined with a $3.7 million increase in SG&A expenses.

Interest Expense

Interest expense was $1.2 million for the six months ended October 31, 2022 compared to $1.4 million for the same period in the prior year, a decrease of $0.2 million, or 13%.  The decrease of $0.2 million can primarily be attributed to interest expense of $0.3 million capitalized as construction-in-progress during the current year period compared to no interest capitalized during the same prior year period.

Income Tax Benefit

Income tax benefit was $1.4 million for the six months ended October 31, 2022 compared to no income tax benefit for the same period in the prior year. The increase in income tax benefit can be attributed to the recording of net income tax benefit in the current year period whereas in the prior year period there was no income tax benefit due to a full valuation allowance being in place.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash and cash equivalents on hand and cash flows generated from operations. As of October 31, 2022, we had cash and cash equivalents of $77.3 million. We believe that our existing cash on hand and our anticipated cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months from the date of this Quarterly Report.

If cash flows from operations are not sufficient to support our operations or capital requirements, including our mammalian and cell and gene therapy facility expansions, then we may need to obtain additional equity or debt financing to fund our future operations and/or such expansions. We may raise these funds at the appropriate time, accessing the form of capital that we determine is most appropriate considering the markets available to us and their respective costs of capital, such as through the issuance of debt or through the public offering of securities. These financings may not be available on acceptable terms, or at all. Our ability to raise additional capital in the equity and debt markets is dependent on several factors including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties including, but not limited to, our financial results, economic and market conditions, and global financial crises and economic downturns, which may cause extreme volatility and disruptions in capital and credit markets. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us or it may contain restrictions on the operations of our business.

Cash Flows

The following table compares our cash flow activities for the six months ended October 31, 2022 and 2021 (in thousands):

	Six Months Ended October 31,
	2022	2021	$ Change
Net cash (used in) provided by operating activities	$(8,771)	$3,661	$(12,432)
Net cash used in investing activities	$(41,432)	$(11,824)	$(29,608)
Net cash provided by financing activities	$1,329	$1,923	$(594)

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities for the six months ended October 31, 2022 was a result of net income of $0.4 million combined with non-cash adjustments to net income of $7.1 million primarily related to stock-based compensation, depreciation and amortization expense, amortization of debt issuance costs and deferred income taxes, offset by a net change in operating assets and liabilities of $16.3 million.

Net cash provided by operating activities for the six months ended October 31, 2021 was a result of net income of $9.8 million combined with non-cash adjustments to net income of $5.8 million related to depreciation and amortization, stock-based compensation and amortization of debt issuance costs, offset by a net change in operating assets and liabilities of $12.0 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended October 31, 2022 and 2021 consisted of $41.4 million and $11.8 million, respectively, used to acquire property and equipment primarily related to the expansion of our facilities and operations.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended October 31, 2022 consisted of $1.6 million in net proceeds from the issuance of common stock under our equity compensation plans, offset by $0.2 million in principal payments on a finance lease.

Net cash provided by financing activities for the six months ended October 31, 2021 consisted of $1.9 million in net proceeds from the issuance of common stock under our equity compensation plans.

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

As of October 31, 2022, the aggregate principal amount outstanding or our Convertible Notes was $143.8 million. For additional information regarding the Convertible Notes, see Note 3 of the notes to unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Leases

We lease certain office, manufacturing, laboratory, and warehouse space located in Orange County, California under multiple operating lease agreements. Our leased facilities have original lease terms ranging from 7 to 12 years, contain multi-year renewal options, and scheduled rent increases of 3% on either an annual or biennial basis. We also lease certain manufacturing equipment under a 5-year finance lease that expires in December 2026. As of October 31, 2022, we had outstanding lease obligations of $50.1 million, of which $2.5 million is payable in the remainder of fiscal 2023, $4.8 million is payable in fiscal 2024, $4.7 million is payable in fiscal 2025, $4.8 million is payable in fiscal 2026, $4.6 million is payable in fiscal 2027, and $28.7 million is payable thereafter.

Capital Expenditures

During the six months ended October 31, 2022, our capital expenditures were $41.4 million, and additionally our accrued capital expenditure balance was $8.5 million. We currently anticipate that our total capital expenditures for fiscal 2023 will be approximately $85 million to $95 million, related to our mammalian and cell and gene therapy facility expansions in Orange County, California as further discussed in the “Facility Expansions” section above.

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We review our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. During the six months ended October 31, 2022, there were no significant changes in our critical accounting policies as previously disclosed by us in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements applicable to us, please refer to Note 2, Summary of Significant Accounting Policies, in the accompanying notes to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Backlog

Our backlog represents, as of a point in time, future revenue from work not yet completed under signed contracts. As of October 31, 2022, our backlog was approximately $147 million, as compared to approximately $153 million as of April 30, 2022. While we anticipate the majority of our backlog will be recognized as revenue over the next twelve (12) months, our backlog is subject to a number of risks and uncertainties, including but not limited to: the risk that a customer cancels its commitments prior to our initiation of services, in which case we may be required to refund some or all of the amounts paid to us in advance under those canceled commitments; the risk that a customer may experience delays in its program(s) or otherwise, which could result in the postponement of anticipated services; the risk that we may not successfully execute on all customer projects; the risk that commencement of customer projects may be postponed due to supply chain delays; and the risk of a potential negative impact from the COVID-19 global pandemic, any of which could have a negative impact on our liquidity, reported backlog and future revenues and profitability.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the six months ended October 31, 2022, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2022, the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2022.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting, during the quarter ended October 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

(a)	Exhibits:

3.1	Certificate of Amendment to Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on October 9, 2022.(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).*

____________________

(1)	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2022.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVID BIOSERVICES, INC.

Dated: December 6, 2022	Signed: /s/ Nicholas S. Green
Nicholas S. Green
President and Chief Executive Officer
(Principal Executive Officer)

Dated: December 6, 2022	Signed: /s/ Daniel R. Hart
Daniel R. Hart
Chief Financial Officer
(signed both as an officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Principal Accounting Officer)

