Form 10-Q
period 2023-01-31
Avid Bioservices, Inc.
filed 2023-03-13
CIK 704562

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

or

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

62,547,056 shares of registrant’s common stock were outstanding as of March 6, 2023.

AVID BIOSERVICES, INC.

Form 10-Q

For the Fiscal Quarter Ended January 31, 2023

TABLE OF CONTENTS

As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “we,” “us,” “our,” and the “Company” refer to Avid Bioservices, Inc. and its subsidiary.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

avid bioservices, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except par value)

	January 31, 2023	April 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$59,916	$126,166
Accounts receivable, net	14,826	20,547
Contract assets	10,388	5,369
Inventory	45,102	26,062
Prepaid expenses and other current assets	2,111	1,879
Total current assets	132,343	180,023
Property and equipment, net	164,292	92,955
Operating lease right-of-use assets	34,463	36,806
Deferred tax assets	114,580	115,082
Other assets	4,402	4,627
Restricted cash	350	350
Total assets	$450,430	$429,843
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,392	$9,504
Accrued compensation and benefits	8,400	8,418
Contract liabilities	37,750	53,798
Current portion of operating lease liabilities	3,024	2,969
Other current liabilities	1,753	1,072
Total current liabilities	87,319	75,761
Convertible senior notes, net	140,359	139,577
Operating lease liabilities, less current portion	35,659	37,886
Finance lease liabilities, less current portion	1,698	2,093
Total liabilities	265,035	255,317

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at respective dates	–	–
Common stock, $0.001 par value; 150,000 shares authorized; 62,523 and 61,807 shares issued and outstanding at respective dates	62	62
Additional paid-in capital	615,841	605,841
Accumulated deficit	(430,508)	(431,377)
Total stockholders’ equity	185,395	174,526
Total liabilities and stockholders’ equity	$450,430	$429,843

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share information)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022

Revenues	$38,018	$31,508	$109,467	$88,371
Cost of revenues	28,193	22,421	86,378	58,707
Gross profit	9,825	9,087	23,089	29,664

Operating expenses:
Selling, general and administrative	7,107	5,818	20,320	15,311
Total operating expenses	7,107	5,818	20,320	15,311

Operating income	2,718	3,269	2,769	14,353
Interest expense	(620)	(718)	(1,841)	(2,125)
Other income (expense), net	432	(303)	627	(154)
Net income before income taxes	2,530	2,248	1,555	12,074
Income tax expense	2,069	–	686	–
Net income	$461	$2,248	$869	$12,074
Comprehensive income	$461	$2,248	$869	$12,074

Net income per share:
Basic	$0.01	$0.04	$0.01	$0.20
Diluted	$0.01	$0.04	$0.01	$0.19

Weighted average common shares outstanding:
Basic	62,388	61,631	62,166	61,394
Diluted	63,726	63,872	63,634	63,711

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except per share information)

	Three Months Ended January 31, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at October 31, 2022	62,308	$62	$612,102	$(430,969)	$181,195
Common stock issued under equity compensation plans	215	–	995	–	995
Stock-based compensation expense	–	–	2,744	–	2,744
Net income	–	–	–	461	461
Balance at January 31, 2023	62,523	$62	$615,841	$(430,508)	$185,395

	Three Months Ended January 31, 2022
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at October 31, 2021	61,552	$62	$600,266	$(549,223)	$51,105
Common stock issued under equity compensation plans	173	–	1,111	–	1,111
Stock-based compensation expense	–	–	2,111	–	2,111
Net income	–	–	–	2,248	2,248
Balance at January 31, 2022	61,725	$62	$603,488	$(546,975)	$56,575

	Nine Months Ended January 31, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at April 30, 2022	61,807	$62	$605,841	$(431,377)	$174,526
Common stock issued under equity compensation plans	716	–	2,573	–	2,573
Stock-based compensation expense	–	–	7,427	–	7,427
Net income	–	–	–	869	869
Balance at January 31, 2023	62,523	$62	$615,841	$(430,508)	$185,395

	Nine Months Ended January 31, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at April 30, 2021	61,069	$61	$637,534	$(559,859)	$77,736
Cumulative-effect adjustment from modified retrospective adoption of ASU 2020-06	–	–	(42,431)	810	(41,621)
Common stock issued under equity compensation plans	656	1	3,033	–	3,034
Stock-based compensation expense	–	–	5,352	–	5,352
Net income	–	–	–	12,074	12,074
Balance at January 31, 2022	61,725	$62	$603,488	$(546,975)	$56,575

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended January 31,
	2023	2022

Cash flows from operating activities:
Net income	$869	$12,074
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	7,427	5,352
Depreciation and amortization	5,326	3,060
Amortization of debt issuance costs	782	766
Deferred income taxes	502	–
Loss on disposal of property and equipment	82	385
Changes in operating assets and liabilities:
Accounts receivable, net	5,721	(9,167)
Contract assets	(5,019)	2,768
Inventory	(19,040)	(9,183)
Prepaid expenses and other assets	(7)	(2,204)
Accounts payable	2,904	(3,621)
Accrued compensation and benefits	(18)	(1,052)
Contract liabilities	(16,048)	8,222
Other accrued expenses and liabilities	833	1,453
Net cash (used in) provided by operating activities	(15,686)	8,853

Cash flows from investing activities:
Purchase of property and equipment	(52,761)	(31,845)
Net cash used in investing activities	(52,761)	(31,845)

Cash flows from financing activities:
Proceeds from issuance of common stock under equity compensation plans	2,573	3,034
Principal payments on finance lease	(376)	–
Net cash provided by financing activities	2,197	3,034

Net decrease in cash, cash equivalents and restricted cash	(66,250)	(19,958)
Cash, cash equivalents and restricted cash, beginning of period	126,516	170,265
Cash, cash equivalents and restricted cash, end of period	$60,266	$150,307

Supplemental disclosures of cash flow information:
Cash paid for interest	$224	$914
Cash paid for income taxes	$220	$–

Supplemental disclosures of non-cash activities:
Unpaid purchases of property and equipment in accounts payable	$23,984	$780
Unpaid finance lease obligation	$–	$40
Right-of-use assets obtained upon operating lease modification, net	$–	$4,554
Right-of-use assets obtained in exchange for operating lease obligations	$–	$16,093
Property and equipment obtained in exchange for finance lease obligation	$–	$2,760

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to quarterly reports on Form 10-Q, and accordingly, they do not include all the information and disclosures required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022, as filed with the SEC on June 29, 2022. The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented, with such adjustments consisting only of normal recurring adjustments. Results of operations for interim periods covered by this Quarterly Report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year or any other interim period.

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

The following table summarizes our manufacturing and process development revenue streams (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Manufacturing revenues	$32,182	$26,170	$91,277	$73,858
Process development revenues	5,836	5,338	18,190	14,513
Total revenues	$38,018	$31,508	$109,467	$88,371

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

During the three and nine months ended January 31, 2023, we recognized revenue of $8.3 million and $35.2 million, respectively, for which the contract liability was recorded in a prior period.

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

During the three and nine months ended January 31, 2023, we recognized revenue of $3.0 million for changes in estimates for variable consideration under a contract where uncertainties have been resolved. During the three and nine months ended January 31, 2022, changes in estimates for variable consideration resulted in a decrease in revenues of $1.2 million and $12.4 million, respectively. These changes in estimates for variable consideration can primarily be attributed to a dispute with a customer, which was recently resolved, over the payment of certain cancellation fees incurred in fiscal 2022 and due to us under the terms of the contract (Note 8).

We apply the practical expedient available under ASC 606 that permits us not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. As of January 31, 2023, we do not have any unsatisfied performance obligations for contracts greater than one year.

Costs incurred to obtain a contract are not material. These costs are generally employee sales commissions, which are expensed as incurred and included in selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income.

Restricted Cash

Under the terms of an operating lease related to one of our facilities (Note 4), we are required to maintain a letter of credit as collateral. Accordingly, at January 31, 2023 and April 30, 2022, restricted cash of $0.4 million was pledged as collateral under the letter of credit.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	January 31, 2023	April 30, 2022	January 31, 2022	April 30, 2021
Cash and cash equivalents	$59,916	$126,166	$149,957	$169,915
Restricted cash	350	350	350	350
Total cash, cash equivalents and restricted cash	$60,266	$126,516	$150,307	$170,265

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

Costs for property and equipment not yet placed into service have been capitalized as construction-in-progress. These costs are primarily related to equipment and leasehold improvements associated with our manufacturing facilities and will be depreciated in accordance with the above guidelines once placed into service. Interest costs incurred during construction of major capital projects are capitalized as construction-in-progress until the underlying asset is ready for its intended use, at which point the interest costs are amortized as depreciation expense over the life of the underlying asset. Interest capitalized as construction-in-progress for the three and nine months ended January 31, 2023 was $0.1 million and $0.4 million, respectively. No interest was capitalized as construction-in-progress for the three and nine months ended January 31, 2022. All our property and equipment are located in the United States. Property and equipment consist of the following (in thousands):

	January 31, 2023	April 30, 2022
Leasehold improvements	$48,410	$37,345
Laboratory and manufacturing equipment	34,301	30,089
Computer equipment and software	4,948	5,326
Furniture, fixtures and office equipment	1,681	843
Construction-in-progress	103,886	43,809
Total property and equipment, gross	193,226	117,412
Less: accumulated depreciation and amortization	(28,934)	(24,457)
Total property and equipment, net	$164,292	$92,955

Depreciation and amortization expense for the three and nine months ended January 31, 2023 was $1.9 million and $5.3 million, respectively.

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

Impairment

Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. If such events or changes in circumstances arise, we compare the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the long-lived assets are determined to be impaired, any excess of the carrying value of the long-lived assets over its estimated fair value is recognized as an impairment loss. For the nine months ended January 31, 2023 and 2022, there were no indicators of impairment of the value of our long-lived assets and no cumulative impairment losses were recognized as of January 31, 2023.

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

As of January 31, 2023 and April 30, 2022, we did not have any Level 2 or Level 3 financial assets and our cash equivalents of $50.8 million and $116.3 million, respectively, were invested in money market funds with one major commercial bank and carried at fair value based on quoted market prices for identical securities (Level 1 input). We consider the fair value of our convertible senior notes to be a Level 2 financial liability due to limited trading activity of the senior convertible notes (Note 3). We did not have any other Level 2 or Level 3 financial liabilities as of January 31, 2023 and April 30, 2022.

Accounting Standards Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU 2016-13”). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which required entities to make a one-time determination of whether an entity is eligible to be a smaller reporting company as of November 15, 2019 for the purpose of determining the effective date of ASU 2016-13. We determined that we were eligible to be a smaller reporting company as of November 15, 2019, and therefore, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, which will be our fiscal year 2024 beginning May 1, 2023. We do not anticipate the adoption of this standard will have a material impact on our condensed consolidated financial statements.

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

As of January 31, 2023, the conditions allowing holders of the Convertible Notes to convert had not been met and, therefore, the Convertible Notes are classified as a long-term liability on the unaudited condensed consolidated balance sheets at January 31, 2023 and April 30, 2022.

The net carrying amount of the Convertible Notes is as follows (in thousands):

	January 31, 2023	April 30, 2022
Principal	$143,750	$143,750
Unamortized issuance costs	(3,391)	(4,173)
Net carrying amount	$140,359	$139,577

As of January 31, 2023, the estimated fair value of the Convertible Notes was approximately $147.7 million. The fair value was determined based on the last actively traded price per $100 of the Convertible Notes for the period ended January 31, 2023 (Level 2).

The following table summarizes the interest expense recognized related to the Convertible Notes for the three and nine months ended January 31, 2023 and 2022 (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Contractual interest expense	$328	$449	$963	$1,347
Amortization of issuance costs	262	257	782	766
Total interest expense	$590	$706	$1,745	$2,113

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

We evaluated the Capped Calls under ASC 815-10 and determined that they should be accounted for as a separate transaction from the Convertible Notes and that the Capped Calls met the criteria for equity classification. Therefore, the cost of $12.8 million to purchase the Capped Calls was recorded as a reduction to additional paid-in capital in the consolidated balance sheet at April 30, 2021. The Capped Calls will not be subsequently remeasured as long as the conditions for equity classification continue to be met. As of January 31, 2023 and April 30, 2022, there were no conversions of our Convertible Notes, and therefore, there was no activity with respect to the Capped Calls. We believe the conditions for equity classification continue to be met as of January 31, 2023 and April 30, 2022.

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

The components of operating lease cost for the three and nine months ended January 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Operating lease cost	$1,060	$1,051	$3,233	$2,828
Variable lease cost	348	221	1,145	620
Short-term lease cost	187	163	514	379
Total lease cost	$1,595	$1,435	$4,892	$3,827

We also lease certain manufacturing equipment under a 5-year finance lease that commenced in the second quarter of fiscal year 2022. Finance lease costs were not significant for the three and nine months ended January 31, 2023 and 2022.

Supplemental consolidated balance sheet and other information related to our operating and finance leases as of January 31, 2023 and April 30, 2022 were as follows (in thousands, expect weighted average data):

Leases	Classification	January 31, 2023	April 30, 2022
Assets
Operating	Operating lease right-of-use assets	$34,463	$36,806
Finance	Property and equipment, net	2,584	2,728
Total leased assets		$37,047	$39,534

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$3,024	$2,969
Finance	Other current liabilities	524	505
Non-current:
Operating	Operating lease liabilities, less current portion	35,659	37,886
Finance	Finance lease liabilities, less current portion	1,698	2,093
Total lease liabilities		$40,905	$43,453

Weighted average remaining lease term (years):
Operating leases	11.8	12.4
Finance lease	3.9	4.7
Weighted average discount rate
Operating leases	3.3%	3.3%
Finance lease	5.3%	5.3%

Cash paid for amounts included in the measurement of operating lease liabilities was $3.0 million and $1.6 million for the nine months ended January 31, 2023 and 2022, respectively, and is included in net cash (used in) provided by operating activities in our accompanying unaudited condensed consolidated statements of cash flows. Cash paid for amounts included in the measurement of finance lease liabilities was not significant for the nine months ended January 31, 2023.

As of January 31, 2023, the maturities of our lease liabilities, which includes those derived from lease renewal options that we considered it reasonably certain that we would exercise, were as follows (in thousands):

Fiscal Year Ending April 30,	Operating Leases	Finance Lease	Total
2023 (remaining period)	$1,114	$157	$1,271
2024	4,140	629	4,769
2025	4,060	629	4,689
2026	4,167	629	4,796
2027	4,199	419	4,618
Thereafter	28,708	–	28,708
Total lease payments	$46,388	$2,463	$48,851
Less: imputed interest	(7,705)	(241)	(7,946)
Total lease liabilities	$38,683	$2,222	$40,905

Note 5 – Equity Compensation Plans

Stock Incentive Plans

As of January 31, 2023, we had an aggregate of 8,348,068 shares of our common stock reserved for issuance under our stock incentive plans, of which 4,075,987 shares were subject to outstanding stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) and 4,272,081 shares were available for future grants of stock-based awards.

Stock Options

The following summarizes our stock option transaction activity for the nine months ended January 31, 2023:

	Stock Options	Grant Date Weighted Average Exercise Price
	(in thousands)
Outstanding at May 1, 2022	2,505	$6.88
Granted	–	$–
Exercised	(254)	$6.84
Canceled or expired	(53)	$9.94
Outstanding at January 31, 2023	2,198	$6.81

Restricted Stock Units

The following summarizes our RSUs transaction activity for the nine months ended January 31, 2023:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at May 1, 2022	642	$14.89
Granted	738	$17.65
Vested	(309)	$14.08
Forfeited	(34)	$17.15
Outstanding at January 31, 2023	1,037	$17.02

Performance Stock Units

The Compensation Committee of the Board of Directors grants PSUs to our executives. The PSUs are subject to annual vesting over three consecutive fiscal year performance periods with the first one-third vesting on April 30 of the year following the grant date, and each successive one-third vesting on April 30 of the following two years respectively (each a “Performance Period”). Each PSU that vests represent the right to receive one share of our common stock. The number of shares that will vest for each Performance Period, if any, is based upon the attainment of certain predetermined financial metrics for each such Performance Period. Depending on the actual financial metrics achieved relative to the target financial metrics for such Performance Periods, the number of PSUs issued could range from 0% to 200% of the target amount. The number of granted shares included in the table below is based on a maximum 200% achievement of each financial metric during each Performance Period (the “Maximum Performance Target”). If a financial metric is achieved at a rate below the Maximum Performance Target, or is not achieved, the corresponding portion of the PSUs that do not vest are forfeited.

The following summarizes our PSUs transaction activity for the nine months ended January 31, 2023:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at May 1, 2022	233	$25.31
Granted	609	$18.09
Vested	–	$–
Forfeited	–	$–
Outstanding at January 31, 2023	842	$20.09

Employee Stock Purchase Plan

The Avid Bioservices, Inc. 2010 Employee Stock Purchase Plan (the “ESPP”) is a stockholder-approved plan under which employees can purchase shares of our common stock, based on a percentage of their compensation, subject to certain limits. The purchase price per share is equal to the lower of 85% of the fair market value of our common stock on the first trading day of the six-month offering period or on the last trading day of the six-month offering period. During the nine months ended January 31, 2023, a total of 68,646 shares of our common stock were purchased under the ESPP at a weighted average purchase price per share of $12.22. As of January 31, 2023, we had 963,316 shares of our common stock reserved for issuance under the ESPP.

Stock-Based Compensation

Stock-based compensation expense for the three and nine months ended January 31, 2023 and 2022 was comprised of the following (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Cost of revenues	$1,017	$694	$2,749	$1,855
Selling, general and administrative	1,727	1,417	4,678	3,497
Total stock-based compensation	$2,744	$2,111	$7,427	$5,352

As of January 31, 2023, the total estimated unrecognized compensation cost related to non-vested stock options and RSUs was $1.6 million and $16.6 million, respectively. These costs are expected to be recognized over weighted average vesting periods of 1.2 and 2.8 years, respectively.

As of January 31, 2023, there was $11.0 million of total estimated unrecognized compensation cost related to non-vested PSUs associated with the Performance Periods ending April 30, 2023, 2024 and 2025. These costs are expected to be recognized over the weighted average vesting period of 1.1 years, however, we will assess the likelihood of achieving the predetermined financial metrics associated with each Performance Period on a quarterly basis and the expense recognized, if any, will be adjusted accordingly.

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

The tax expense recorded for the third quarter of fiscal year 2023 differs from the U.S. federal statutory tax rate of 21% due primarily to the tax impact of state income taxes, stock-based compensation, non-deductible officers’ compensation and transportation fringe benefits.

For the three and nine months ended January 31, 2023, we recorded income tax expense of $2.1 million and $0.7 million, respectively, resulting in an effective tax rate of 82.6% and 44.9%, respectively.

We have no material uncertain tax positions as of January 31, 2023. It is our policy to recognize interest and penalties related to income tax matters in interest expense and other income (expense), net, respectively, in our unaudited condensed consolidated statements of operations and comprehensive income. There was no accrued interest or penalties associated with uncertain tax positions as of January 31, 2023.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Numerator
Net income	$461	$2,248	$869	$12,074
Denominator
Weighted average basic common shares outstanding	62,388	61,631	62,166	61,394
Effect of dilutive securities:
Stock options	1,129	1,862	1,239	1,926
RSUs, PSUs and ESPP	209	379	229	391
Weighted average dilutive common shares outstanding	63,726	63,872	63,634	63,711
Net income per share:
Basic	$0.01	$0.04	$0.01	$0.20
Diluted	$0.01	$0.04	$0.01	$0.19

The following table presents the potential dilutive securities excluded from the calculation of diluted net income per share for the periods presented as the effect of their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Stock options	45	40	49	37
RSUs and PSUs	807	3	695	5
Convertible Notes	6,776	6,776	6,776	6,776
Total	7,628	6,819	7,520	6,818

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

Humanigen Arbitration

On December 17, 2021, we filed a Demand for Arbitration claiming more than $20.5 million in damages against Humanigen, Inc. (“Humanigen”) with the American Arbitration Association (“AAA”) entitled, Avid Bioservices, Inc. v. Humanigen, Inc. (AAA Case No. 01-21-0018-0523). The Demand contains three claims for: (1) breach of contract concerning the process development and manufacturing master services agreement (“MSA”); (2) anticipatory breach of contract concerning the capacity expansion and contribution/commitment letter (“Letter Agreement”); and (3) trade libel and commercial disparagement. On January 6, 2022, Humanigen filed an Answer to our Demand, denying the allegations and asserting affirmative defenses. On July 1, 2022, Humanigen filed its counterclaims against us in the form of a complaint in the Orange County Superior Court (Case No. 30-2022-01268184) alleging three claims for (1) breach of the MSA seeking return or reimbursement of the amounts Humanigen paid us before cancelling the MSA, (2) declaratory relief that Humanigen has no remaining obligations under the Letter Agreement, and (3) unfair business practices. On July 19, 2022, we filed a motion with the state court to compel all claims by Humanigen against us to arbitration before the AAA. On October 17, 2022, the state court granted our motion to compel all of Humanigen’s claims against us to arbitration and denied Humanigen’s motion to stay the arbitration. As a result of the court having granted our motion, on November 3, 2022, Humanigen filed its Demand for Arbitration realleging the breach of the MSA and unfair business practices claims which it had initially filed in state court. On November 10, 2022, we filed an Answer to Humanigen’s Demand, denying the allegations and asserting affirmative defenses. On February 21, 2023, we entered into a Confidential Settlement and Mutual Releases Agreement with Humanigen resolving the arbitration proceeding and all disputes between the parties.

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

Overview

We are a dedicated contract development and manufacturing organization (“CDMO”) that provides a comprehensive range of services from process development to Current Good Manufacturing Practices (“CGMP”) clinical and commercial manufacturing of biologics for the biotechnology and biopharmaceutical industries. With 30 years of experience producing monoclonal antibodies and recombinant proteins, our services include clinical and commercial product manufacturing, bulk packaging, release and stability testing and regulatory submissions support. We also provide a variety of process development services, including upstream and downstream development and optimization, analytical methods development, testing and characterization.

Strategic Objectives

We continue to execute on a growth strategy that seeks to align with the growth of the biopharmaceutical drug substance contract services market. That strategy encompasses the following objectives:

•	Invest in additional manufacturing capacity and resources required for us to achieve our long-term growth strategy and meet the growth-demand of our customers’ programs, moving from development through to commercial manufacturing;
•	Broaden market awareness through a diversified yet flexible marketing strategy;
•	Expand our customer base and programs with existing customers for both process development and manufacturing service offerings;
•	Explore strategic opportunities both within our core business as well as in adjacent and/or synergistic service offerings in order to enhance and/or broaden our capabilities; and
•	Increase our operating profit margin to best in class industry standards.

Third Quarter Highlights

The following summarizes select highlights from our third quarter ended January 31, 2023:

•	Reported revenues of $38.0 million, an increase of 21%, or $6.5 million, compared to the same prior year period;
•	Reported net income of $0.5 million, or $0.01 per basic and diluted share;
•	Expanded our customer base and programs with existing customers and ended the quarter with a backlog of approximately $176 million;
•	Further enhanced our mammalian cell offerings with the addition of in-house cell line development services; and
•	Continued to advance the second phase of expansion of our Myford facility and the construction of our cell and gene therapy facility.

Facility Expansions

During fiscal year 2021, we announced plans for a two-phased expansion of our Myford facility. The first phase, which expanded the production capacity of our Myford facility by adding an additional downstream processing suite, was completed in January 2022. The second phase, which was recently completed in March 2023, further expands our capacity with the addition of a second manufacturing train, including both upstream and downstream processing suites. This phase is now operational, and we are actively scheduling new business into the suites. We estimate that as of January 31, 2023, the remaining cost associated with the completion of our Myford facility expansion is approximately $6 million.

In October 2021, we announced plans to expand our CDMO service offerings into viral vector development and manufacturing services for the rapidly growing cell and gene therapy (“CGT”) market. This expansion will consist of a two-phased approach including constructing a world-class, single purpose-built CGT development and CGMP manufacturing facility in Costa Mesa, California (the “CGT Facility”). In June 2022, we completed the first phase with the opening of our new analytical and process development laboratories. This phase is operational and we have been generating revenue from these laboratories since the second quarter of fiscal 2023. The second phase of construction includes the build out of CGMP manufacturing suites, which are expected to be online by the end of the third calendar quarter of 2023. We estimate that as of January 31, 2023, the remaining cost to complete our CGT Facility construction is approximately $20 million.

In June 2022, we announced plans to further expand the process development capacity of our mammalian cell culture services, by adding new suites within our existing process development laboratory space. This expansion is expected to be online by the end of the first calendar quarter of 2023. We estimate that as of January 31, 2023 the remaining cost to complete our PD construction is approximately $2 million.

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

Gross Profit

Gross profit is equal to revenues less cost of revenues. Cost of revenues reflects the direct cost of labor, overhead and material costs. Direct labor costs include compensation, benefits, recruiting fees, and stock-based compensation within the manufacturing, process and analytical development, quality assurance, quality control, validation, supply chain, project management and facilities functions. Overhead costs primarily include the rent, common area maintenance, utilities, property taxes, security, materials and supplies, software, small equipment, and deprecation costs incurred at our manufacturing and laboratory locations.

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

Results of Operations

The following table compares the unaudited condensed consolidated statements of operations for the three and nine months ended January 31, 2023 and 2022 (in thousands):

	Three Months Ended January 31,			Nine Months Ended January 31,
	2023	2022	$ Change	2023	2022	$ Change
Revenues	$38,018	$31,508	$6,510	$109,467	$88,371	$21,096
Cost of revenues	28,193	22,421	5,772	86,378	58,707	27,671
Gross profit	9,825	9,087	738	23,089	29,664	(6,575)

Operating expenses:
Selling, general and administrative	7,107	5,818	1,289	20,320	15,311	5,009
Total operating expenses	7,107	5,818	1,289	20,320	15,311	5,009
Operating income	2,718	3,269	(551)	2,769	14,353	(11,584)
Interest expense	(620)	(718)	98	(1,841)	(2,125)	284
Other income (expense), net	432	(303)	735	627	(154)	781
Net income before income taxes	2,530	2,248	282	1,555	12,074	(10,519)
Income tax expense	2,069	–	2,069	686	–	686
Net income	$461	$2,248	$(1,787)	$869	$12,074	$(11,205)

Three Months Ended January 31, 2023 Compared to Three Months Ended January 31, 2022

Revenues

Revenues for the three months ended January 31, 2023 were $38.0 million compared to $31.5 million for the same period in the prior year, an increase of $6.5 million, or 21%. The year-over-year increase in revenues can primarily be attributed to increases in manufacturing runs, process development services provided to new customers, and revenue recognized in the current year period for changes in estimated variable consideration under a contract where uncertainties have been resolved. The increase in revenues was attributed to the following components of our revenue streams:

$ millions
Net increase in manufacturing revenues	$6.0
Net increase in process development revenues	0.5
Total increase in revenues	$6.5

Gross Profit

Gross profit for the three months ended January 31, 2023 was $9.8 million (26% gross margin) compared to $9.1 million (29% gross margin) for the same period in the prior year, an increase of $0.7 million. The increase in gross profit can primarily be attributed to an increase in revenues, partially offset by increases in compensation and benefit related expenses and facility and equipment related costs. During the three months ended January 31, 2023 as compared with the prior year period, our labor, overhead and depreciation expenses increased primarily due to the hiring of personnel and additional facility and equipment related costs in anticipation of the commissioning of our mammalian and cell and gene therapy CGMP facility expansions. This decrease in margin was partially offset by a current year period benefit to margin from revenue associated with a change in variable consideration under a contract where uncertainties have been resolved. In addition, the same period in the prior year included a margin benefit from unutilized capacity fees. Excluding all of these factors, our third quarter gross margin was slightly higher than the same prior year period.

We expect our gross profit will continue to be impacted in the short-term as we continue the hiring of personnel and incur additional facility and equipment related costs in-line with our anticipated growth.

Selling, General and Administrative Expenses

SG&A expenses were $7.1 million for the three months ended January 31, 2023 compared to $5.8 million for the same period in the prior year, an increase of $1.3 million, or 22%. The net increase in SG&A expenses was attributed to the following components:

$ millions
Increase in compensation and benefit related expenses	$0.9
Increase in legal and accounting fees	0.2
Increase in consulting and other professional fees	0.1
Net increase in all other SG&A expenses	0.1
Total increase in SG&A expenses	$1.3

As a percentage of revenues, SG&A expenses for the three months ended January 31, 2023 and 2022 were 19% and 18%, respectively. SG&A expenses are generally not directly proportional to revenues, but we expect such expenses to increase over time to support the needs of our growing company.

Operating Income

Operating income was $2.7 million for the three months ended January 31, 2023 compared to operating income of $3.3 million for the same period in the prior year. This $0.6 million decrease in year-over-year operating income can be attributed to the $1.3 million increase in SG&A expenses offset by the $0.7 million increase in gross profit described above.

Other Income (Expense), net

Other income (expense), net (“OI&E”) was income of $0.4 million for the three months ended January 31, 2023 compared to expense of $0.3 million for the same period in the prior year. The increase in year-over-year OI&E can primarily be attributed to an increase in interest income of $0.4 million combined with a $0.4 million decrease in loss on disposal of property and equipment.

Income Tax Expense

Income tax expense was $2.1 million for the three months ended January 31, 2023 compared to no income tax expense for the same period in the prior year. The increase in income tax expense can be attributed to the recording of net income tax expense in the current year period whereas in the prior year period there was no income tax expense due to a full valuation allowance being in place.

Nine Months Ended January 31, 2023 Compared to Nine Months Ended January 31, 2022

Revenues

Revenues for the nine months ended January 31, 2023 were $109.5 million compared to $88.4 million for the same period in the prior year, an increase of approximately $21.1 million, or 24%. The year-over-year increase in revenues can primarily be attributed to increases in manufacturing runs, process development services provided to new customers, and revenue recognized in the current year period for changes in estimated variable consideration under a contract where uncertainties have been resolved. The increase in revenues was attributed to the following components of our revenue streams:

$ millions
Net increase in manufacturing revenues	$17.4
Net increase in process development revenues	3.7
Total increase in revenues	$21.1

Gross Profit

Gross profit for the nine months ended January 31, 2023 was $23.1 million (21% gross margin) compared to $29.7 million (34% gross margin) for the same period in the prior year, a decrease of $6.6 million. The decrease in gross profit can primarily be attributed to increases in compensation and benefit related expenses and facility and equipment related costs, partially offset by increased revenues. During the nine months ended January 31, 2023 as compared with the prior year period, our labor, overhead and depreciation expenses increased primarily due to the hiring of personnel and additional facility and equipment related costs in anticipation of the commissioning of our mammalian and cell and gene therapy CGMP facility expansions. This decrease in margin was partially offset by a current year period benefit to margin from revenue associated with a change in variable consideration under a contract where uncertainties have been resolved. In addition, the same period in the prior year included a margin benefit from unutilized capacity fees. Excluding all of these factors, our year-to-date period gross margin was approximately in-line with the same prior year period.

Selling, General and Administrative Expenses

SG&A expenses were $20.3 million for the nine months ended January 31, 2023 compared to $15.3 million for the same period in the prior year, an increase of $5.0 million, or 33%. As a percentage of revenues, SG&A expenses for the nine months ended January 31, 2023 and 2022 were 19% and 17%, respectively. The net increase in SG&A expenses was attributed to the following components:

$ millions
Increase in compensation and benefit related expenses	$3.2
Increase in legal and accounting fees	0.6
Increase in consulting and other professional fees	0.4
Increase in facility and related expenses	0.2
Increase in travel expenses	0.2
Increase in trade show expenses	0.1
Net increase in all other SG&A expenses	0.3
Total increase in SG&A expenses	$5.0

Operating Income

Operating income was $2.8 million for the nine months ended January 31, 2023 compared to $14.4 million for the same period in the prior year. This $11.6 million decrease in year-over-year operating income can be attributed to the $6.6 million decrease in gross profit described above combined with a $5.0 million increase in SG&A expenses.

Interest Expense

Interest expense was $1.8 million for the nine months ended January 31, 2023 compared to $2.1 million for the same period in the prior year, a decrease of $0.3 million. The decrease can primarily be attributed to interest expense of $0.4 million capitalized as construction-in-progress during the current year period compared to no interest capitalized during the same prior year period.

Other Income (Expense), net

OI&E was income of $0.6 million for the nine months ended January 31, 2023 compared to expense of $0.2 million for the same period in the prior year. The increase in year-over-year OI&E can primarily be attributed to an increase in interest income of $0.5 million combined with a $0.3 million decrease in loss on disposal of property and equipment.

Income Tax Expense

Income tax expense was $0.7 million for the nine months ended January 31, 2023 compared to no income tax expense for the same period in the prior year. The increase in income tax expense can be attributed to the recording of net income tax expense in the current year period whereas in the prior year period there was no income tax expense due to a full valuation allowance being in place.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash and cash equivalents on hand and cash flows generated from operations. As of January 31, 2023, we had cash and cash equivalents of $59.9 million. We believe that our existing cash on hand and our anticipated cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months from the date of this Quarterly Report.

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

Cash Flows

The following table compares our cash flow activities for the nine months ended January 31, 2023 and 2022 (in thousands):

	Nine Months Ended January 31,
	2023	2022	$ Change
Net cash (used in) provided by operating activities	$(15,686)	$8,853	$(24,539)
Net cash used in investing activities	$(52,761)	$(31,845)	$(20,916)
Net cash provided by financing activities	$2,197	$3,034	$(837)

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities for the nine months ended January 31, 2023 was a result of net income of $0.9 million combined with non-cash adjustments to net income of $14.1 million primarily related to stock-based compensation, depreciation and amortization expense, amortization of debt issuance costs and deferred income taxes, offset by a reduction in working capital as a result of a net change in operating assets and liabilities of $30.7 million.

Net cash provided by operating activities for the nine months ended January 31, 2022 was a result of net income of $12.1 million combined with non-cash adjustments to net income of $9.6 million primarily related to depreciation and amortization, stock-based compensation and amortization of debt issuance costs, offset by a reduction in working capital as a result of a net change in operating assets and liabilities of $12.8 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended January 31, 2023 and 2022 consisted of $52.8 million and $31.8 million, respectively, used to acquire property and equipment primarily related to the expansion of our facilities and operations.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended January 31, 2023 consisted of $2.6 million in net proceeds from the issuance of common stock under our equity compensation plans, offset by $0.4 million in principal payments on a finance lease.

Net cash provided by financing activities for the nine months ended January 31, 2022 consisted of $3.0 million in net proceeds from the issuance of common stock under our equity compensation plans.

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

As of January 31, 2023, the aggregate principal amount outstanding of our Convertible Notes was $143.8 million. For additional information regarding the Convertible Notes, see Note 3 of the notes to unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Leases

We lease certain office, manufacturing, laboratory, and warehouse space located in Orange County, California under multiple operating lease agreements. Our leased facilities have original lease terms ranging from 7 to 12 years, contain multi-year renewal options, and scheduled rent increases of 3% on either an annual or biennial basis. We also lease certain manufacturing equipment under a 5-year finance lease that expires in December 2026. As of January 31, 2023, we had outstanding lease obligations of $48.9 million, of which $1.3 million is payable in the remainder of fiscal 2023, $4.8 million is payable in fiscal 2024, $4.7 million is payable in fiscal 2025, $4.8 million is payable in fiscal 2026, $4.6 million is payable in fiscal 2027, and $28.7 million is payable thereafter.

Capital Expenditures

Our fiscal year 2023 capital expenditures primarily relate to our mammalian and cell and gene therapy facility expansions in Orange County, California as further discussed in the “Facility Expansions” section above. During the nine months ended January 31, 2023, our capital expenditures were $52.8 million, and $24.0 million were incurred and accrued as of January 31, 2023, for a total of approximately $76.7 million. We currently anticipate that our total capital expenditures for fiscal 2023 will be approximately $90 million.

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We review our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. During the nine months ended January 31, 2023, there were no significant changes in our critical accounting policies as previously disclosed by us in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements applicable to us, please refer to Note 2, Summary of Significant Accounting Policies, in the accompanying notes to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Backlog

Our backlog represents, as of a point in time, future revenue from contracted customer work not yet completed. As of January 31, 2023, our backlog was approximately $176 million, as compared to approximately $153 million as of April 30, 2022. While we anticipate the majority of our backlog will be recognized as revenue over the next twelve (12) months, our backlog is subject to a number of risks and uncertainties, including but not limited to: the risk that a customer cancels its commitments prior to our initiation of services, in which case we may be required to refund some or all of the amounts paid to us in advance under those canceled commitments; the risk that a customer may experience delays in its program(s) or otherwise, which could result in the postponement of anticipated services; the risk that we may not successfully execute on all customer projects; and the risk that commencement of customer projects may be postponed due to supply chain delays, any of which could have a negative impact on our liquidity, reported backlog and future revenues and profitability.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended January 31, 2023, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2023, the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of January 31, 2023.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting, during the quarter ended January 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

(a)	Exhibits:

10.1	Executive Severance Plan adopted December 5, 2022. (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).*

________________

(1)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2022.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVID BIOSERVICES, INC.

Date:	March 13, 2023	By:	/s/ Nicholas S. Green
Nicholas S. Green President and Chief Executive Officer (Principal Executive Officer)

Date:	March 13, 2023	By:	/s/ Daniel R. Hart
Daniel R. Hart Chief Financial Officer (signed both as an officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Principal Accounting Officer)

