Form 10-K
period 2023-04-30
Avid Bioservices, Inc.
filed 2023-06-21
CIK 704562

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 001-32839

AVID BIOSERVICES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	95-3698422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14191 Myford Road, Tustin, California	92780
(Address of principal executive offices)	(Zip Code)

(714) 508-6100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	CDMO	The NASDAQ Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of October 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $887.3 million, calculated based on the closing price of the registrant’s common stock as reported by The NASDAQ Capital Market.

62,729,154 shares of registrant’s common stock were outstanding as of June 9, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year to which this report relates.

AVID BIOSERVICES, INC.

Form 10-K

For the Fiscal Year Ended April 30, 2023

i

Cautionary Note on Forward-Looking Statements

In this Annual Report on Form 10-K (this “Annual Report”), unless the context otherwise indicates, the terms “we,” “us,” “our,” “Company” and “Avid” refer to Avid Bioservices, Inc. and its consolidated subsidiary. In addition to historical information, this Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. The inclusion of forward-looking statements should not be regarded as a representation by us or any other person that the objectives or plans will be achieved because our actual results may differ materially from any forward-looking statement. The words “may,” “should,” “plans,” “believe,” “anticipate,” “estimate,” “expect,” their opposites and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. We caution readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements including, but not limited to, those risk factors outlined in the section titled, “Risk Factors,” as well as those discussed elsewhere in this Annual Report. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Annual Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports that we file from time to time with the Securities and Exchange Commission (“SEC”) after the date of this Annual Report.

Avid Bioservices® is a registered trademark of Avid Bioservices, Inc. All other brand names or trademarks appearing in this Annual Report are the property of their respective holders.

PART I

Item 1.	Business

Overview

We are a dedicated contract development and manufacturing organization (“CDMO”) that provides a comprehensive range of services from process development to Current Good Manufacturing Practices (“CGMP”) clinical and commercial manufacturing of biologics for the biotechnology and biopharmaceutical industries. With 30 years of experience producing biologics, our services include clinical and commercial drug substance manufacturing, bulk packaging, release and stability testing and regulatory submissions support. We also provide a variety of process development services, including upstream and downstream development and optimization, analytical method development, cell line development, testing and characterization.

Business Strategy

We continue to execute on a growth strategy that seeks to align with the growth of the biopharmaceutical drug substance contract services market. That strategy encompasses the following continuing objectives:

•	Invest in additional manufacturing capacity, capabilities and resources required for us to achieve our long-term growth strategy and meet the growth-demand of our customers’ programs, moving from development through to commercial manufacturing;

•	Broaden our market awareness through a diversified yet flexible marketing strategy;

•	Expand our customer base and programs with existing customers for both process development and manufacturing service offerings;

•	Explore and invest in strategic opportunities both within our core business as well as in adjacent and/or synergistic service offerings in order to enhance and/or broaden our capabilities; and

•	Increase operating profit margin to best in class industry standards.

Our Competitive Strengths

We believe that we are well positioned to address the market for outsourced development and manufacturing of biopharmaceuticals derived from mammalian cell culture, due to the following factors:

•	Expertise in Mammalian Cell Culture Manufacturing: We believe that continued consolidation in the CDMO industry has resulted in a limited number of qualified, agile and independent CDMOs with mammalian cell culture-based biologics development and manufacturing capabilities. The mammalian cell culture production method is highly suitable for manufacturing complex molecules (examples include monoclonal antibodies, next-generation antibodies and recombinant proteins), and we believe the benefits of the mammalian cell culture production method have played a significant role in accelerating the proliferation of biologics therapies. We believe we are well positioned in the industry, given our expertise in mammalian cell culture for biologics manufacturing.

•	Broad Spectrum of Services to Support Customers from Early Stage Development to Commercial: We provide fully integrated and customized biomanufacturing services that support our customers from the early preclinical stage to commercial launch and supply. We believe pharmaceutical companies generally prefer to engage with CDMOs that are able to work with a product throughout its lifecycle and have long-standing track records of regulatory compliance and quality control. Our Process Development, CGMP Drug Substance Biomanufacturing, Project Management, Quality Systems and Quality Control are all supported by modern facilities designed to meet customer needs from early stage development to commercial supply. We differentiate our capabilities through several key criteria: (i) we employ a customer-centric approach and collaborate with our customers to tailor customized development and manufacturing services; (ii) our agile manufacturing and development capabilities allow for rapid responses to shifting production requirements, leading to strong customer satisfaction and retention; and (iii) our single-use bioreactors contribute to enhanced manufacturing efficiency for our customers and reduce our capital spending needs.

•	Strong Regulatory Track Record: Historically, developing the expertise to comply with stringent regulatory audits and validation requirements has been a challenge for both pharmaceutical companies and CDMOs, and has been seen as a significant barrier to entry for many CDMOs, as facilities can take years to construct and properly validate. We believe pharmaceutical companies place a premium on working with CDMOs that can ensure a high degree of regulatory compliance, which decreases execution risk. We have a strong regulatory track record, consisting of a 20-year inspection history. Since 2005 we have successfully completed eight pre-approval inspections, including six U.S. Food and Drug Administration (“FDA”) inspections since 2013, none of which resulted in any Form 483 observations by the FDA. Further, we routinely successfully comply with audits by large pharmaceutical companies.

•	Modern and Optimized Infrastructure: With the recent expansion of our Myford facility and the ongoing construction of our single purpose-built cell and gene therapy development and CGMP manufacturing facility, as further discussed below, we continue to position our business to capitalize on increasing demand in the biologics manufacturing industry for modular cleanroom space, onsite analytical and process development laboratories and single-use bioreactors. These developments have driven demand among pharmaceutical companies for facilities that can develop and produce pilot scale batches (up to 200 liters) in process development using a process train that matches the single-use bioreactors in CGMP production. With single-use bioreactors ranging from 200 to 2,000 liters, our CGMP Myford facility offering more than 20,000 liters of total capacity is designed to provide our customers with the desired efficiency, flexibility and capacity.

•	Significant Manufacturing Experience with a Proven Track Record: We have 30 years of experience producing monoclonal antibodies and recombinant proteins, over 18 years of CGMP commercial manufacturing experience and over 15 years of experience with single-use bioreactor technology. We believe this experience, combined with our management team’s and board of directors’ deep experience in the CDMO and pharmaceutical industry, positions us to take advantage of positive long-term industry trends.

Our Growth Strategy

We believe we have a significant opportunity to continue to drive organic growth by leveraging our strengths, broadening our capabilities, increasing our capacity and improving our market visibility through the following strategies:

•	Diversify Customer Base: We have diversified and expanded our customer base and have developed marketing and sales strategies designed to further diversify our customer base and drive new customer acquisitions, while also continuing to leverage our existing relationships to support new programs with our existing customers.

•	Expand Service Offerings: We have invested in strategic opportunities to expand our service offerings. During fiscal 2022, we expanded our CDMO service offering into viral vector development and manufacturing services for the rapidly growing cell and gene therapy (“CGT”) market. In addition, during fiscal 2023, we added in-house cell line development services, further rounding out our mammalian cell offering.

•	Expand Process Development Capabilities: We have expanded our process development capabilities in order to make our operations more attractive to emerging, mid-sized and large pharmaceutical companies. For example, during calendar year 2019 we expanded our total available process development and laboratory space, upgrading the infrastructure and equipment within our existing process development laboratories, and implementing new state-of-the-art technologies and equipment (including benchtop bioreactors and pilot scale manufacturing up to 200 liters) designed to facilitate efficient, high-throughput development of innovative upstream and downstream manufacturing processes that transfer directly into our CGMP manufacturing facility. In the fourth quarter of fiscal 2023, we further expanded the process development capacity of our mammalian cell culture services by adding new suites within our existing process development laboratory space that have the potential to increase our revenue generating capabilities by approximately $25 million. We will continue to explore the addition of capabilities and services that bring value to our customers, enhancing their processing design, speeding their time to market and supporting these activities with state-of-the-art analytics.

•	Expand Manufacturing Footprint and Enhance Efficiencies: During fiscal 2021, we initiated a two-phased expansion of our Myford facility. The first phase, which expanded the production capacity of our Myford facility by adding an additional downstream processing suite, was completed in January 2022. The second phase, which was completed in March 2023, further expanded our capacity with the addition of a second manufacturing train, including both upstream and downstream processing suites. During fiscal 2022, we initiated the construction of a world-class, single purpose-built CGT development and CGMP manufacturing facility in Costa Mesa, California. In June 2022, we completed the first phase of our two-phase construction plan with the opening of our new analytical and process development laboratories. The second phase of construction is the build-out of CGMP manufacturing suites, which is expected to be online by the third quarter of calendar 2023. Upon completion of the entire build out of our CGT facility, we estimate that this expansion, combined with our existing facilities, which includes the recently completed Myford facility expansion, has the potential to bring our total annual revenue generating capacity to approximately $400 million, depending on the mix of projects.

•	Increase Operating Margins: We believe we have the opportunity to drive operating margin expansion by utilizing our available capacity, and implementing continuous process efficiencies. We believe increased facility capacity utilization resulting from the growth strategies described herein will improve operating margins.

•	Reinvest in Equipment and Facilities: We believe that re-investing in our laboratory and manufacturing equipment and facilities is strategically important to meet future customer demand. For example, as discussed above, we recently completed two mammalian cell capacity expansion projects and continue to advance the build-out of our CGT facility, which we believe will allow us to meet the demands of our growing backlog of customer projects.

•	Explore & Invest in Strategic Opportunities: We will evaluate potential synergistic strategic opportunities, that we believe would add:

o	Capabilities/services to our existing biologics development and manufacturing offerings that enhance our ability to provide our customers with more tailored and better solutions; and/or
o	Adjacent capabilities/services to service other segments of the biologic’s development and manufacturing segment of the market, that we feel would value our experience, in particular our technical, commercial and regulatory experience, all combined with a high touch, flexible and customer-centric level of service.

Our Facilities

Mammalian Cell Facilities

Our 84,000 square foot Myford facility, located in Orange County, California, utilizes single-use equipment up to the 2,000-liter manufacturing scale to accommodate a fully disposable biomanufacturing process for products from clinical development to commercial supply. In April 2023, we announced the completion of our newly expanded manufacturing capacity within the Myford facility which included the addition of both upstream and downstream CGMP manufacturing suites. Our Myford facility includes single-use bioreactors (200-liter to 2,000-liter), four downstream processing suites, quality control labs for environmental and analytical testing, and cell bank cryofreezers, warehousing and material storage (including walk-in cold rooms), offering more than 20,000 liters of total capacity.

Following the recent completion of our newly expanded Myford facility, we transitioned customer products previously manufactured in our Franklin facility to our Myford facility. As a result, our manufacturing services have fully transition to a single-use disposable platform.

Our state-of-the art upstream, downstream and pilot-scale development space is located on the same campus as our Myford facility. During the fourth quarter of fiscal 2023, we further expanded the process development capacity of our mammalian cell culture services by adding new suites within our existing process development laboratory space, which has doubled our total process development capacity.

Cell and Gene Therapy Facility

We have taken and continue to take steps to explore and invest in strategic opportunities to expand our service offerings. During fiscal 2022, we commenced the expansion of our CDMO service offering into viral vector development and manufacturing services for the rapidly growing CGT market. This expansion consists of a two-phased approach to the construction of a world-class, single purpose-built CGT development and CGMP manufacturing facility in Costa Mesa, California (the “CGT Facility”). In June 2022, we completed the first phase with the opening of our new analytical and process development laboratories. The second phase of construction includes the build-out of CGMP manufacturing suites, which are expected to be online by the end of the third quarter of calendar 2023.

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

Regulatory Matters

We have a strong and proven regulatory track record, including 20 years of inspection history. To date, we have been audited and qualified by large and small domestic and foreign biotechnology companies interested in the production of biologic material for clinical and commercial use. Additionally, we have been audited by several regulatory agencies, including the FDA, the European Medicines Agency (“EMA”), the Brazilian Health Surveillance Agency (“ANVISA”), the Canadian Health Authority (“Health Canada”), the California Department of Health and the Australian Department of Health.

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

Our customers’ products must undergo pre-clinical and clinical evaluations relating to product safety and efficacy before they are approved as commercial therapeutic products. The regulatory authorities having jurisdiction in the countries in which our customers intend to market their products may delay or put on hold clinical trials, delay approval of a product or determine that the product is not approvable. The FDA or other regulatory agencies can delay approval of a drug if our manufacturing facilities are not able to demonstrate compliance with CGMPs, pass other aspects of pre-approval inspections (i.e., compliance with filed submissions) or properly scale up to produce commercial supplies. The FDA and comparable government authorities having jurisdiction in the countries in which our customers intend to market their products have the authority to withdraw product approval or suspend manufacturing if there are significant problems with raw materials or supplies, quality control and assurance or the product is deemed adulterated or misbranded. If new legislation or regulations are enacted or existing legislation or regulations are amended or are interpreted or enforced differently, we may be required to obtain additional approvals or operate according to different manufacturing or operating standards or pay additional fees. This may require a change in our manufacturing techniques or additional capital investments in our facilities.

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

Segment Information

Our business is organized into one reportable operating segment, our contract manufacturing and development services segment. In addition, we had no foreign-based operations and no long-lived assets located in foreign countries as of and for the fiscal years ended April 30, 2023, 2022 and 2021.

Customers

Revenues have historically been derived from a small customer base. Although we continue to expand our customer base, we remain dependent on a limited number of customers for a substantial majority of our revenues. For the fiscal years ended April 30, 2023, 2022 and 2021, we derived approximately 65%, 60% and 76% of our revenues from our top three customers, respectively. The loss of, or a significant reduction of business from, any of our primary customers could have a material adverse effect on our business, financial condition and results of operations. Refer to Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements for additional financial information regarding our customer concentration.

Seasonality

Our business is not subject to seasonality. However, the timing of customer orders, the scale, scope, mix, and the duration of our fulfillment of such customer orders can result in variability in our periodic revenues.

Backlog

Our backlog represents, as of a point in time, expected future revenue from work not yet completed under signed contracts. As of April 30, 2023, our backlog was approximately $191 million, a 25% increase as compared to approximately $153 million as of April 30, 2022. While we anticipate a significant amount of our backlog will be recognized over the next five (5) fiscal quarters, our backlog is subject to a number of risks and uncertainties, including but not limited to: the risk that a customer timely cancels its commitments prior to our initiation of services, in which case we may be required to refund some or all of the amounts paid to us in advance under those canceled commitments; the risk that a customer may experience delays in its program(s) or otherwise, which could result in the postponement of anticipated services; the risk that we may not successfully execute on all customer projects; and the risk that commencement of customer projects may be postponed due to supply chain delays, any of which could have a negative impact on our liquidity, reported backlog and future revenues and profitability.

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

Human Capital

As of April 30, 2023, we had 365 employees. All of our employees are based in Orange County, California, with the exception of a small number of employees primarily within our sales, marketing and supply chain functions who are located in various other states. None of our employees are represented by labor unions or are covered by a collective bargaining agreement with respect to their employment. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

We consider talent acquisition, development, engagement and retention a key driver to our business success and are committed to developing a comprehensive, cohesive and positive company culture focused on quality and a commitment to the safety and health of our employees, customers and the general public. We accomplish these initiatives through the following:

Talent Acquisition and Retention

We are dedicated to attracting and retaining exceptional talent, recognizing their vital contribution to our success. In a highly competitive employment market, particularly for science, technology, engineering and math (“STEM”) skills, our talent acquisition team employs a comprehensive approach. We embrace alternative degree paths, establish collaborative relationships with organizations, schools, and universities, and have launched an internship program to build a pipeline of early-career talent.

Total Rewards

We have implemented a total rewards program which we believe allows us to compete for top talent in the Southern California market. Our total rewards philosophy has been to create investment in our workforce by offering competitive compensation and benefits package. We provide all full-time employees with compensation packages that include base salary, annual discretionary incentive bonuses, and long-term equity awards. We also offer comprehensive employee benefits, including life, disability, and health insurance (including medical, dental and vision), dependent care and flexible spending accounts, paid time off, leaves (including medical, maternity and paternity leaves), Employee Stock Purchase Program, a 401(k) plan with a company match and educational assistance. It is our expressed intent to be an employer of choice in our industry by providing market-competitive compensation and benefits package.

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

Training and Development

We believe in encouraging employees in becoming lifelong learners by providing ongoing learning and leadership training opportunities. As part of onboarding of new employees, we provide comprehensive training regarding CGMP, environmental, health and safety practices, as well as job function specific training. Many of these training programs are repeated annually and are supplemented by other periodic training programs to maintain and improve employee awareness of safety and other issues. Several times per year we provide supervisory training to newly promoted, or soon to be promoted employees, as well as sponsor more senior employees’ participation in external leadership programs. We listen to the needs of our employees and employ appropriate training methods ranging from in-house, partnering with outside vendors, attending conferences and networking events. Additionally, we applied for and received training funds through a State of California program supporting the biotechnology industry through the development of future biotech workers. This program provides us with additional funds to help supplement our training programs.

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

Employee Engagement

We believe that in order to be successful, we must build and maintain a relationship with our employees that focuses on transparency and listening to their recommendations. We proactively communicate through all-employee meetings, department meetings, one-on-one meetings and check-ins. Employee input regarding our organizational climate is solicited at least annually through a combination of internal and external surveys solicited from all employees. We routinely use the information gathered in these processes to address identified key areas for improvement.

Corporate Responsibility and Sustainability

In fiscal 2022 we engaged a third-party consultant to assist us with our establishment of a more formal environmental, social, governance (“ESG”) and sustainability program. Working with the consultant, and under the oversight of our Corporate Governance Committee, we embarked on a comprehensive initiative to assess, benchmark and prioritize our ESG and sustainability practices. In addition, our executive leadership team assembled a working team to formally launch the first phase of this initiative focusing on sustainable procurement and other environmental initiatives, including the engagement of EcoVadis, a leading global corporate social responsibility and sustainability company, to help us establish and enhance processes supporting strong ESG practices throughout our supply chain. This arrangement provides an independent supplier assessment against 21 criteria in categories of environment, labor and human rights, ethics, and sustainable procurement. During fiscal 2023 we focused on building our supplier procurement program with EcoVadis, ultimately onboarding more than 90% of our procurement spend with rated suppliers in the EcoVadis program. As we continue to build our sustainable procurement program, we have also approved a supplier code of conduct, which formalizes our commitment to build a network of suppliers consisting of ethical and reliable partners. In addition to our sustainable procurement program, we have formalized an executive steering team to drive overall ESG initiatives and their associated workstreams for our people, community and environment.

Company Information

We were originally incorporated in the State of California in June 1981 and reincorporated in the State of Delaware in September 1996. Our principal executive offices are located at 14191 Myford Road, Tustin, California, 92780 and our telephone number is (714) 508-6100. Our principal website address is www.avidbio.com. The information on, or that can be accessed through, our website is not part of this Annual Report.

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

Our revenues have historically been derived from a limited number of customers. Although we continue to expand our customer base, we remain dependent on a limited number of customers for a substantial majority of our revenues. For example, for the fiscal years ended April 30, 2023, 2022 and 2021, we derived approximately 65%, 60% and 76% of our revenues from our top three customers, respectively. The loss of, or a significant reduction of business from, any of our primary customers could have a material adverse effect on our business, financial condition, and results of operations.

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

Our expansion of our CDMO service offering into viral vector development and manufacturing services for the cell and gene therapy market involves a number of risks that could adversely affect our operations and financial results, including the following risks:

•	we may experience delays in the construction of the manufacturing facility, including delays in the receipt, installation and/or validation of necessary equipment;
•	we may experience significant cost overruns associated with the construction of the facility;
•	our entry into a new service offering may distract our executive teams’ focus on our core mammalian cell culture operations;
•	we may be unable to timely hire qualified individuals to manage and our viral vector operations; and
•	we may experience delays and other challenges engaging viral vector customers due to our lack of operating experience in the viral vector market.

In addition to the foregoing, we have commenced a service offering that is currently dominated by a small number of larger organizations with established viral vector operations and significantly greater financial resources with whom we may experience difficulties in competing for talent and customers. If we are unable to manage these risks, our business and operating results could be materially harmed.

We have made a significant capital investment in our Myford facility in order to meet potential future mammalian cell culture development and manufacturing needs and, as a result, we depend on the success of attracting new and retaining existing customers’ business.

In the fourth quarter of fiscal 2023, we completed the expansion of our Myford facility, which significantly expanded its production capacity. This expansion represents a substantial investment in our manufacturing capabilities, and has resulted in a significant increase in our fixed costs. If we are not able to utilize the additional capacity from this expansion, our margins could be adversely affected. Further, our future revenues may not be sufficient to ensure the economical operation of this expanded capacity, in which case, our results of operations could be adversely affected.

Our rapid growth during the past three fiscal years may not be indicative of our future growth, and if we continue to grow rapidly, we may fail to manage our growth effectively.

From the fiscal year ended April 30, 2020 through the fiscal year ended April 30, 2023, our revenues have increased from $59.7 million to $149.3 million, representing growth in revenues of 150% over the three year period. We believe our ability to continue to experience revenue growth will depend on a number of factors, including our ability to:

•	complete the construction of our cell and gene therapy facility;
•	continue to expand our customer base, and identify and focus on additional development and manufacturing opportunities with existing customers;
•	effectively compete with our competitors in the contract development and manufacturing sector;
•	continue to broaden our market awareness through a diversified, yet flexible, marketing strategy; and
•	selectively pursue complementary or adjacent service offerings, either organically or through acquisition.

Moreover, we continue to expand our headcount and operations. We grew from 227 employees as of April 30, 2020 to 365 employees as of April 30, 2023. We anticipate that we will continue to expand our operations and headcount in the near term and beyond. This potential future growth could place a significant strain on our management, administrative, operational and financial resources, company culture and infrastructure. Our success will depend in part on our ability to manage this growth effectively while retaining personnel. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in adding new customers, maintaining our strong quality systems, declines in quality or customer satisfaction, increases in costs, system failures, difficulties in introducing new features or solutions, the need for more capital than we anticipate or other operational difficulties, and any of these difficulties could harm our business performance and results of operations.

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

We, and certain of our customers may, maintain cash at financial institutions, often in balances that exceed federally-insured limits. The failure of financial institutions could adversely affect our access to to our funds, our ability to pay operational expenses or make other payments, and the ability of our customers to pay us for our services.

We, and certain of our customers may, maintain cash in accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we and/or potentially certain of our customers could lose all or a portion of those amounts held in excess of such insurance limitations. For example, the FDIC took control of Silicon Valley Bank on March 10, 2023. Although we did not have any cash or cash equivalents at Silicon Valley Bank and the Federal Reserve subsequently announced that account holders would be made whole, the FDIC may not make all account holders whole in the event of future bank failures. In addition, even if account holders are ultimately made whole with respect to a future bank failure, account holders’ access to their accounts and assets held in their accounts may be substantially delayed. Any material loss that we and/or our customers may experience in the future or inability for a material time period to access our or their cash and cash equivalents could have an adverse effect on our ability to pay our operational expenses or make other payments, and/or our customers’ ability to pay us for services rendered (or may cause them to cancel scheduled services) which could adversely affect our business.

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

The manufacturing services we offer are highly complex, due in part to strict regulatory requirements. A failure of our quality control systems in our facilities could cause problems to arise in connection with facility operations for a variety of reasons, including equipment malfunction, viral contamination, failure to follow specific manufacturing instructions, protocols and standard operating procedures, problems with raw materials or environmental factors. Such problems could affect production of a single manufacturing run or a series of runs, requiring the destruction of products, or could halt manufacturing operations altogether. In addition, our failure to meet required quality standards may result in our failure to timely deliver products to our customers, which, in turn, could damage our reputation for quality and service. Any such incident could, among other things, lead to increased costs, lost revenue, reimbursement to customers for lost drug substance, damage to and possibly termination of existing customer relationships, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other manufacturing runs. With respect to our commercial manufacturing, if problems are not discovered before the product is released to the market, we may be subject to regulatory actions, including product recalls, product seizures, injunctions to halt manufacture and distribution, restrictions on our operations, civil sanctions, including monetary sanctions, and criminal actions. In addition, such issues could subject us to litigation, the cost of which could be significant.

If we do not enhance our existing, or introduce new, service offerings in a timely manner, our offerings may become obsolete or noncompetitive over time, customers may not buy our offerings and our revenues and profitability may decline.

Demand for our manufacturing services may change in ways that we may not anticipate due to evolving industry standards and customer needs that are increasingly sophisticated and varied, as well as the introduction by others of new offerings and technologies that provide alternatives to our offerings. In the event we are unable to offer or enhance our service offerings or expand our manufacturing infrastructure to accommodate requests from our customers and potential customers, our offerings may become obsolete or noncompetitive over time, in which case our revenue and operating results would suffer. For example, if we are unable to respond to changes in the nature or extent of the technological or other needs of our customers through enhancing our offerings, our competition may develop offerings that are more competitive than ours, and we could find it more difficult to renew or expand existing agreements or obtain new agreements. Potential innovations intended to facilitate enhanced or new offerings generally will require a substantial capital investment before we can determine their commercial viability, and we may not have financial resources sufficient to fund all desired innovations. Even if we succeed in creating enhanced or new offerings, however, they may still fail to result in commercially successful offerings or may not produce revenue in excess of our costs of development, and they may be rendered obsolete by changing customer preferences or the introduction by our competitors of offerings embodying new technologies or features. Finally, the marketplace may not accept our innovations due to, among other things, existing patterns of clinical practice, the need for regulatory clearance and/or uncertainty over market access or government or third-party reimbursement.

If we use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our contract manufacturing operations involve the controlled use of hazardous materials and chemicals. We are subject to federal, state and local laws and regulations in the United States governing the use, manufacture, storage, handling and disposal of hazardous materials and chemicals. Although we believe that our procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we may incur significant additional costs to comply with applicable laws in the future. Also, even if we are in compliance with applicable laws, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials or chemicals. As a result of any such contamination or injury, we may incur liability, or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our contract manufacturing operations, which could materially harm our business, financial condition and results of operations.

Our business, financial condition, and results of operations may be adversely affected by pandemics or similar public health crises.

Public health crises such as pandemics or similar outbreaks may affect our operations and those of third parties on which we rely, including our customers and suppliers. Our business, financial condition, and results of operations may be affected by: disruptions in our customers’ abilities to fund, develop, or bring to market products as anticipated; delays in or disruptions to the conduct of clinical trials by our customers; cancellations of contracts or confirmed orders from our customers; and inability, difficulty, or additional cost or delays in obtaining key raw materials, components, and other supplies from our existing supply chain; among other factors caused by a public health crises.

For example, the COVID-19 pandemic led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which future pandemics impact our operations and/or those of our customers and suppliers will depend on future developments, which are highly uncertain and unpredictable, including the duration or recurrence of outbreaks, potential future government actions, new information that will emerge concerning the severity and impact of that pandemic and the actions to contain the pandemic or address its impact in the short and long term, among others.

The business disruptions associated with a global pandemic could impact the business, product development priorities and operations of our customers and suppliers. For example, disruptions in supply chains and disruptions to the operations of the FDA and other drug regulatory authorities, could result in, among other things, delays of inspections, reviews, and approvals of our customers’ products, as well as the volume and timing of orders from these customers. Such disruptions could result in delays in the development programs of our customers or impede the commercial efforts for our customers’ approved products, resulting in potential reductions or delays in orders from our customers which could have a material negative effect on our business in the future.

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

We have federal and state net operating loss, or NOL, carry forwards which could be used to offset/defer federal and state income taxes. Our ability to use such carry forwards to offset future taxable income may be subject to certain limitations related to changes in ownership of our stock and decisions by California and other states to limit or suspend NOL carry forwards.

As of April 30, 2023, we had federal and state NOL carry forwards of approximately $442.4 million and $294.7 million, respectively. These NOL carry forwards could potentially be used to offset certain future federal and state income tax liabilities. The federal net operating loss carry forwards generated prior to January 1, 2018 expire in fiscal years 2024 through 2038, unless previously utilized. The federal net operating loss generated after January 1, 2018 of $77.9 million can be carried forward indefinitely. Utilization of net operating losses generated subsequent to 2020 are limited to 80% of future taxable income. However, utilization of NOL carry forwards may be subject to a substantial annual limitation pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions due to ownership changes that have occurred previously or that could occur in the future. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. A Section 382 analysis has been completed through the fiscal year ended April 30, 2022, which it was determined that no such change in ownership had occurred. However, ownership changes occurring subsequent to April 30, 2022 may impact the utilization of our NOL carry forwards and other tax attributes. Additionally, states may impose other limitations on the use of state NOL carry forwards. Any limitation may result in expiration of a portion of the carry forwards before utilization. If we were not able to utilize our carry forwards, we would be required to use our cash resources to pay taxes that would otherwise have been offset, thereby reducing our liquidity.

We have recorded significant deferred tax assets, and we might never realize their full value, which would result in a charge against our earnings.

As of April 30, 2023, we had deferred tax assets of $113.6 million. Realization of our deferred tax assets is dependent upon our generating sufficient taxable income in future years to realize the tax benefit from those assets. Deferred tax assets are reviewed on a periodic basis for realizability. A charge against our earnings would result if, based on the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized beyond our existing valuation allowance, if any. This could be caused by, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the services provided by our business and a variety of other factors.

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

Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.

Our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each such place. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including the impact of stock-based compensation, changes in the mix of our profitability between tax jurisdictions, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

In addition, in the fourth quarter of fiscal 2022, we determined, based on our facts and circumstances, that it was more likely than not that our deferred tax assets would be realized and, as a result, we fully released our valuation allowance related to federal and state deferred tax assets. This resulted in a substantial increase in our reported net income and our earnings per share compared to our operating results for fiscal 2022. As such, fiscal 2022 net income is not indicative of the actual or future profitability trend of our business. Starting in fiscal 2023, we commenced recording income tax expense at an estimated tax rate that approximates statutory tax rates, which could result in a significant reduction in our net income and net income per share.

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

Increasing attention to ESG matters may impact our business, financial results or stock price.

Companies across all industries are facing increasing scrutiny from stakeholders related to their ESG practices and disclosures, including practices and disclosures related to climate change, diversity and inclusion and governance standards. Investor advocacy groups, certain institutional investors, lenders, investment funds and other influential investors are also increasingly focused on ESG practices and disclosures and in recent years have placed increasing importance on the implications and social cost of their investments. In addition, government organizations are enhancing or advancing legal and regulatory requirements specific to ESG matters. The heightened stakeholder focus on ESG issues related to our business requires the continuous monitoring of various and evolving laws, regulations, standards and expectations and the associated reporting requirements. A failure to adequately meet stakeholder expectations may result in noncompliance, the loss of business, reputational impacts, diluted market valuation, an inability to attract customers and an inability to attract and retain top talent. In addition, our adoption of certain standards or mandated compliance to certain requirements could necessitate additional investments that could have an adverse effect on our results of operations.

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

We depend on, and have no control over, consumer demand for the products we manufacture for our customers. Consumer demand for our customers’ products could be adversely affected by, among other things, delays in health regulatory approval, the inability of our customers to demonstrate the efficacy and safety of their products, the loss of patent and other intellectual property rights protection, the emergence of competing or alternative products, including generic drugs and the degree to which private and government payment subsidies for a particular product offset the cost to consumers and changes in the marketing strategies for such products. Additionally, if the products we manufacture for our customers do not gain market acceptance, our revenues and profitability may be adversely affected.

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

Our success depends upon the regulatory approval of the products we manufacture. As such, if our customers experience a delay in, or a failure to receive, approval for any of their product candidates or fail to maintain regulatory approval of their products, and we are not able to manufacture these products, our revenue and profitability could be adversely affected. Additionally, if the FDA or a comparable foreign regulatory authority does not approve of our facilities for the manufacture of a customer product, or if it withdraws such approval in the future, our customers may choose to identify alternative manufacturing facilities and/or relationships, which could significantly impact our ability to expand our manufacturing capacity and capabilities and achieve profitability.

We depend on spending and demand from our customers for our contract manufacturing and development services and any reduction in spending or demand, whether due to a deterioration in macroeconomic conditions or unfavorable research and development results, could have a material adverse effect on our revenues and profitability.

The amount that our customers spend on the development and manufacture of their products or product candidates, particularly the amount our customers choose to spend on outsourcing these services to us, substantially impacts our revenue and profitability. During times of greater economic uncertainty, such as the biopharmaceutical industry is currently experiencing, our smaller customers with products in earlier stages of development tend to be much more negatively impacted due to the tightening of the access to capital. As a result, such earlier stage customers may be forced to delay or cancel our services in an effort to conserve cash which could have a material adverse effect on our revenues and profitability. In addition, the outcomes of our customers’ research, development and marketing also significantly influence the amount that our customers choose to spend on our services and offerings. Our customers determine the amounts that they will spend on our services based upon, among other things, the clinical and market success of their products, available resources and their need to develop new products which, in turn, depend upon a number of other factors, including their competitors’ research, development and product initiatives and the anticipated market for any new products, as well as clinical and reimbursement scenarios for specific products and therapeutic areas. Further, increasing consolidation in the pharmaceutical industry may impact such spending, particularly in the event that any of our customers choose to develop or acquire integrated manufacturing operations. Any reduction in customer spending on biologics development and related services as a result of these and other factors could have a material adverse effect on our business, financial condition, and results of operations.

If we are unable to protect the confidentiality of our customers’ proprietary information, we may be subject to claims.

Many of the formulations used and processes developed by us in the manufacture of our customers’ products are subject to trade secret protection, patents or other intellectual property protections owned or licensed by such customer. While we make significant efforts to protect our customers’ proprietary and confidential information, including requiring our employees to enter into agreements protecting such information, if any of our employees breach the non-disclosure provisions in such agreements, or if our customers make claims that their proprietary information has been disclosed, our reputation may suffer damage and we may become subject to legal proceedings that could require us to incur significant expense and divert our management’s time, attention and resources.

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

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors and consultants under our stock incentive plan. We may also raise capital through equity financings in the future. As part of our growth strategy, we may seek to acquire companies and issue equity securities to pay for any such acquisition. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline. Furthermore, if we issue additional equity or convertible debt securities, the new equity securities could have rights senior to those of our common stock. For example, if we elect to settle our conversion obligation under our 1.25% Convertible Senior Notes due 2026 (“Convertible Notes”) in shares of our common stock or a combination of cash and shares of our common stock, the issuance of such common stock may dilute the ownership interests of our stockholders and sales in the public market could adversely affect prevailing market prices.

Our highly volatile stock price may adversely affect the liquidity of our common stock.

The market price of our common stock has generally been highly volatile and is likely to continue to be highly volatile. For instance, the market price of our common stock has ranged from $5.08 to $34.51 per share over the last three fiscal years ended April 30, 2023.

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

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of a fiduciary duty owed by any of our directors, officers, or other employees to us, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws, any action to interpret, apply, enforce, or determine the validity of our certificate of incorporation or bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees.

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

In March 2021, we issued the Convertible Notes in a private offering to qualified institutional buyers pursuant to Rule 144 under the Securities Act. We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Our ability to make scheduled payments of the principal and to pay interest on or to refinance our indebtedness, including the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following the pricing of the Convertible Notes and prior to the maturity of the Convertible Notes. They are likely to do so on each exercise date for the capped call transactions, which are expected to occur during each 40-trading day period beginning on the 41st scheduled trading day prior to the maturity date of the Convertible Notes, or following any termination of any portion of the capped call transactions in connection with any repurchase, redemption or early conversion of the Convertible Notes. This activity could also cause or prevent an increase or decrease in the price of our common stock or the Convertible Notes. The potential effect, if any, of these transactions on the price of our common stock or the Convertible Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock.

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

Holders of Common Stock

As of June 9, 2023, we had 605 stockholders of record of our common stock. This number does not include beneficial owners whose shares are held in street name.

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

The following chart shows the performance from April 30, 2018 through April 30, 2023 of Avid Bioservices, Inc. common stock, compared with an investment in the stocks represented in the NASDAQ U.S. Benchmark Pharmaceuticals TR Index and the NASDAQ U.S. Benchmark TR Index assuming the investment of $100 at the beginning of the period and the reinvestment of dividends, if any. The total return data for the comparative indexes were prepared by NASDAQ OMX Global Indexes.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
VALUE OF INVESTMENT OF $100 ON APRIL 30, 2018

The underlying data for the preceding graph is as follows:

	April 30, 2018	April 30, 2019	April 30, 2020	April 30, 2021	April 30, 2022	April 30, 2023
Avid Bioservices, Inc.	$ 100.00	$ 130.52	$ 166.21	$ 583.24	$ 366.76	$ 491.83
NASDAQ U.S. Benchmark Pharmaceuticals TR Index	$ 100.00	$ 114.15	$ 126.28	$ 145.85	$ 176.87	$ 189.25
NASDAQ U.S. Benchmark TR Index	$ 100.00	$ 112.69	$ 111.81	$ 168.96	$ 163.44	$ 165.51

Item 6.	[reserved]

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis should be read in conjunction with our audited Consolidated Financial Statements and the related notes thereto set forth in “Item 8—Financial Statements and Supplementary Data”. In addition to historical information, this discussion and analysis contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those set forth under “Item 1A—Risk Factors” and elsewhere in this Annual Report.

For discussion related to changes in financial condition and our results of operations for fiscal year 2022 compared to fiscal year 2021, refer to “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022, which was filed with the SEC on June 29, 2022.

Overview

We are a dedicated contract development and manufacturing organization (“CDMO”) that provides a comprehensive range of services from process development to Current Good Manufacturing Practices (“CGMP”) clinical and commercial manufacturing of biologics for the biotechnology and biopharmaceutical industries. With 30 years of experience producing biologics, our services include clinical and commercial product manufacturing, bulk packaging, release and stability testing and regulatory submissions support. We also provide a variety of process development services, including upstream and downstream development and optimization, analytical methods development, cell line development, testing and characterization.

Strategic Objectives

We have a growth strategy that seeks to align with the growth of the biopharmaceutical drug substance contract services market. That strategy encompasses the following objectives:

•	Invest in additional manufacturing capacity, capabilities and resources required for us to achieve our long-term growth strategy and meet the growth-demand of our customers’ programs, moving from development through to commercial manufacturing;
•	Broaden our market awareness through a diversified yet flexible marketing strategy;
•	Continue to expand our customer base and programs with existing customers for both process development and manufacturing service offerings;
•	Explore strategic opportunities both within our core business as well as in adjacent and/or synergistic biologic service offerings in order to enhance and/or broaden our capabilities; and
•	Increase our operating profit margin to best in class industry standards.

Fiscal Year 2023 Highlights

The following summarizes select highlights from our fiscal year ended April 30, 2023:

•	Reported revenues of $149.3 million, an increase of 25%, or $29.7 million, compared to fiscal 2022;
•	Reported net income of $0.6 million, or $0.01 per basic and diluted share;
•	Expanded our customer base and programs with existing customers and ended the year with a backlog of approximately $191 million compared to $153 million at the end of fiscal 2022;
•	Entered into a credit agreement with Bank of America that provides for a revolving credit facility in an amount equal to the lesser of (i) $50 million, and (ii) a borrowing base calculated as the sum of (a) 80% of the value of certain of our eligible accounts receivable, plus (b) up to 100% of the value of eligible cash collateral, provided we remain in compliance with the underlying financial convenant in the credit agreement;
•	Announced the official opening of our additional CGMP mammalian cell manufacturing suites within our Myford facility. This milestone marked the completion of our two-phased expansion of our Myford facility;
•	Announced the completion of our mammalian cell process development laboratory expansion, which has doubled our total process development process capacity;
•	Further enhanced our mammalian cell offerings with the addition of in-house cell line development services;
•	Announced the official opening of our analytical and process development suites within our cell and gene therapy facility; and
•	Continued to advance the build-out of CGMP manufacturing suites in our cell and gene therapy facility.

Facility Expansions

During fiscal year 2021, we announced plans for a two-phased expansion of our Myford facility. The first phase, which expanded the production capacity of our Myford facility by adding an additional downstream processing suite, was completed in January 2022. The second phase, which was recently completed in March 2023, further expanded our capacity with the addition of a second manufacturing train, including both upstream and downstream processing suites.

In June 2022, we announced plans to further expand the process development capacity of our mammalian cell culture services, by adding new suites within our existing process development laboratory space. This expansion was completed in April 2023.

During fiscal year 2022, we announced plans to expand our CDMO service offerings into viral vector development and manufacturing services for the rapidly growing cell and gene therapy (“CGT”) market. This expansion consists of a two-phased approach to the construction of a world-class, single purpose-built CGT development and CGMP manufacturing facility in Costa Mesa, California (the “CGT Facility”). In June 2022, we completed the first phase with the opening of our new analytical and process development laboratories. The second phase of construction is the build out of CGMP manufacturing suites, which is expected to be online by the end of the third calendar quarter of 2023. We estimate that as of April 30, 2023, the remaining cost to complete our CGT Facility construction is approximately $14 million.

Upon completion of these expansion projects, we estimate that our combined facilities will have the potential to bring our total revenue generating capacity to up to approximately $400 million annually, depending on the mix of future customer projects.

Performance and Financial Measures

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are revenues, gross profit, selling, general and administrative expenses, operating income, interest expense, other income (expense), net, and income tax (expense) benefit.

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

Gross Profit

Gross profit is equal to revenues less cost of revenues. Cost of revenues reflects the direct cost of labor, overhead and material costs. Direct labor costs primarily include compensation, benefits, recruiting fees, and stock-based compensation within the manufacturing, process and analytical development, quality assurance, quality control, validation, supply chain, project management and facilities functions. Overhead costs primarily include the rent, common area maintenance, utilities, property taxes, security, materials and supplies, software, small equipment and deprecation costs incurred at our manufacturing and laboratory locations.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses are composed of corporate-level expenses, including compensation, benefits, recruiting fees and stock-based compensation of corporate functions such as executive management, finance and accounting, business development, legal, human resources, information technology, and other centralized services. SG&A expenses also include corporate legal fees, audit and accounting fees, investor relation expenses, non-employee director fees, corporate facility related expenses, and other expenses relating to our general management, administration, and business development activities.

Interest Expense

Interest expense consists of interest costs related to our outstanding convertible senior notes, revolving credit facility and finance lease, including amortization of debt issuance costs.

Other Income (Expense), Net

Other income (expense), net primarily consists of interest earned on our cash and cash equivalents, net of gains (losses) from the disposal of long-lived assets.

Income Tax (Expense) Benefit

We are subject to taxation in the United States and various states jurisdictions in which we conduct our business. We prepare our income tax provision based on our interpretation of the income tax accounting rules and each jurisdiction’s enacted tax laws and regulations. For additional information refer to Note 7, Income Taxes, of the notes to consolidated financial statements.

Results of Operations

The following table compares the operating results of our operations for the fiscal years ended April 30, 2023 and 2022 (in thousands):

	Fiscal Year Ended April 30,
	2023	2022	$ Change
Revenues	$149,266	$119,597	$29,669
Cost of revenues	117,786	82,949	34,837
Gross profit	31,480	36,648	(5,168)
Operating expenses:
Selling, general and administrative	27,879	21,226	6,653
Total operating expenses	27,879	21,226	6,653
Operating income	3,601	15,422	(11,821)
Interest expense	(2,600)	(2,680)	80
Other income (expense), net	1,002	(81)	1,083
Net income before income taxes	2,003	12,661	(10,658)
Income tax (expense) benefit	(1,443)	115,011	(116,454)
Net income	$560	$127,672	$(127,112)

Fiscal Year 2023 Compared to Fiscal Year 2022

Revenues

Revenues were $149.3 million in fiscal 2023, compared to $119.6 million in fiscal 2022, an increase of approximately $29.7 million or 25%. The year-over-year increase in revenues can primarily be attributed to increases in manufacting runs and process development services provided to new customers. The increase in revenues was attributed to the following components of our revenue streams:

$ in millions
Net increase in manufacturing revenues	$26.1
Net increase in process development revenues	3.6
Total increase in revenues	$29.7

Gross Profit

Gross profit was $31.5 million (21% gross margin) in fiscal 2023 compared to $36.6 million (31% gross margin) in fiscal 2022, a decrease of approximately $5.2 million. The decrease in gross profit can primarily be attributed to increases in compensation and benefit related expenses and facility and equipment related costs, partially offset by increased revenues. During fiscal 2023 as compared with fiscal 2022, our labor, overhead and depreciation expenses increased primarily due to the hiring of personnel and additional facility and equipment related costs in anticipation of the commissioning of our mammalian and cell and gene therapy CGMP facility expansions. This decrease in margin was partially offset by a current year period benefit to margin from revenue associated with a change in variable consideration under a contract where uncertainties have been resolved. In addition, the same period in the prior year included a margin benefit from unutilized capacity fees.

We expect our gross profit will continue to be impacted in the near-term due to our increased fixed cost base related to the recent hiring of personnel, additional facility and equipment related costs, and increased depreciation expense from our facility expansion efforts.

Selling, General and Administrative Expenses

SG&A expenses were $27.9 million in fiscal 2023, compared to $21.2 million in fiscal 2022, an increase of $6.7 million, or 31%. The net increase in SG&A expenses was attributed to the following components:

$ in millions
Increase in compensation and benefit related expenses	$4.7
Increase in legal and accounting fees	0.5
Increase in consulting and other professional fees	0.4
Increase travel and related expenses	0.4
Increase in facility and related expenses	0.3
Increase in trade show expenses	0.2
Net increase in all other SG&A expenses	0.2
Total increase in SG&A expenses	$6.7

As a percentage of revenues, SG&A expenses for the fiscal 2023 and fiscal 2022 were 19% and 18%, respectively. SG&A expenses are generally not directly proportional to revenues, but we expect such expenses to increase over time to support the needs of our growing company.

Operating Income

Operating income was $3.6 million for fiscal 2023, compared to $15.4 million for fiscal 2022. This $11.8 million decrease in year-over-year operating income can be attributed to the $5.2 million decrease in gross profit described above combined with the $6.7 million increase in SG&A expenses described above.

Other Income (Expense), net

Other income (expense), net (“OI&E”) was $1.0 million for fiscal 2023 compared to expense of $0.1 million for fiscal 2022. The $1.1 million increase in year-over-year OI&E can primarily be attributed to an increase in interest income of $0.8 million combined with a $0.3 million decrease in loss on disposal of property and equipment.

Income Tax (Expense) Benefit

Income tax expense was $1.4 million in fiscal 2023 compared to income tax benefit of $115.0 million in fiscal 2022. The increase in income tax expense is due to the recording of our first year of income tax expense in the current year whereas in the prior year there was a non-cash income tax benefit due to the release of our valuation allowance during the fourth quarter of fiscal 2022 (as described in Note 7 of the notes to consolidated financial statements). Our effective tax rate for fiscal 2023 was 72% and was computed based on the U.S. federal statutory tax rate of 21% adjusted primarily for the tax impact of state income taxes, stock-based compensation, non-deductible officers’ compensation and transportation fringe benefits.

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

Management may be required to exercise judgment in estimating revenue to be recognized. Judgment is required in identifying performance obligations, estimating the transaction price, estimating the stand-alone selling prices of identified performance obligations, estimating variable consideration, and estimating the progress towards the satisfaction of performance obligations. If actual results in the future vary from our estimates, the estimates will be adjusted, which will affect revenues in the period that such variances become known.

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

Valuation Allowance

We utilize the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Significant judgment is required by management to determine our provision for income taxes, our deferred tax assets and liabilities, and the valuation allowance to record against our net deferred tax assets, which are based on complex and evolving tax regulation. We provide a valuation allowance when it is more likely than not that our deferred tax assets will not be realized. On a periodic basis, we reassess the valuation allowance on our deferred tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. In the fourth quarter of fiscal 2022, we reassessed the valuation allowance noting the shift of positive evidence outweighing negative evidence, including significant revenue growth, continued profitability, and expectations regarding future profitability. After assessing both the positive evidence and negative evidence, we determined it was more likely than not that our deferred tax assets would be realized and therefore fully released our valuation allowance related to federal and state deferred tax assets on April 30, 2022 (as described in Note 7, Income Taxes, of the notes to consolidated financial statements). We maintained the same position that our federal and state deferred tax assets did not require a valuation allowance as of April 30, 2023.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash and cash equivalents on hand. As of April 30, 2023, we had cash and cash equivalents of $38.5 million. We believe that our existing cash on hand and our anticipated cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months from the date of this Annual Report.

If our existing cash on hand and our anticipated cash flows from operations are not sufficient to support our operations or capital requirements, including our cell and gene therapy facility expansion, then we may, in the future, draw on our existing revolving credit facility, which is subject to covenant compliance and availability (as described in Note 7 of the notes to consolidated financial statements) and/or obtain additional equity or debt financing to fund our future operations and/or such expansion. We may raise these funds at the appropriate time, accessing the form of capital that we determine is most appropriate considering the markets available to us and their respective costs of capital, such as through the issuance of debt or through the public offering of our securities. These financings may not be available on acceptable terms, or at all. Our ability to raise additional capital in the equity and debt markets is dependent on a number of factors including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties including, but not limited to, our financial results, economic and market conditions, and global financial crises and economic downturns, which may cause extreme volatility and disruptions in capital and credit markets. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us or it may contain restrictions on the operations of our business.

Cash Flows

The following table compares our cash flow activities for the fiscal years ended April 30, 2023 and 2022 (in thousands):

	Fiscal Year Ended April 30,
	2023	2022	$ Change
Net cash (used in) provided by operating activities	$(12,887)	$9,465	$(22,352)
Net cash used in investing activities	$(77,638)	$(56,411)	$(21,227)
Net cash provided by financing activities	$2,901	$3,197	$(296)

Net Cash Used in Operating Activities

Net cash used in operating activities during fiscal 2023 was a result of net income of $0.6 million combined with non-cash adjustments to net income of $20.8 million primarily related to stock-based compensation, depreciation and amortization expense, amortization of debt issuance costs and deferred income taxes, offset by a reduction in working capital as a result of a net change in operating assets and liabilities of $34.3 million.

Net Cash Used in Investing Activities

Net cash used in investing activities during fiscal 2023 consisted of $77.6 million used to acquire property and equipment primarily related to the expansion of our Myford facility and the construction of our CGT Facility.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during fiscal 2023 consisted of $3.4 million in net proceeds from the issuance of common stock under our equity compensation plans, offset by $0.5 million in principal payments on a finance lease.

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

As of April 30, 2023, the aggregate principal amount outstanding or our Convertible Notes was $143.8 million. For additional information regarding our Convertible Notes, see Note 3 of the notes to consolidated financial statements.

Leases

We lease certain office, manufacturing, laboratory, and warehouse space located in Orange County, California under operating lease agreements. Our leased facilities have original lease terms ranging from 7 to 12 years, contain multi-year renewal options, and scheduled rent increases of 3% on either an annual or biennial basis. We also lease certain manufacturing equipment under a 5-year finance lease that expires in December 2026. As of April 30, 2023, we had outstanding lease payment obligations of $79.3 million, of which $4.8 million is payable in fiscal 2024, $4.7 million is payable in fiscal 2025, $4.8 million is payable in fiscal 2026, $4.6 million is payable in fiscal 2027, $4.0 million is payable in fiscal 2028, and $56.4 million is payable thereafter.

Capital Expenditures

We currently anticipate that cash required for capital expenditures during fiscal 2024 is approximately $30 million, which includes accrued and unpaid capital expenditures of approximately $14 million as of April 30, 2023. The remaining costs are primarily related to the completion of our cell and gene therapy facility as further discussed in the “Facility Expansions” section above.

Revolving Credit Facility

In March 2023, we entered into a credit agreement with Bank of America, N.A., as administrative agent and letter of credit issuer (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) in an amount equal to the lesser of (i) $50 million, and (ii) a borrowing base calculated as the sum of (a) 80% of the value of certain of our eligible accounts receivable, plus (b) up to 100% of the value of eligible cash collateral. The Revolving Credit Facility will mature on March 13, 2024 and is secured by substantially all of our assets. As of April 30, 2023, there were no outstanding loans under the Revolving Credit Facility.

Loans under the Revolving Credit Facility will bear interest at either (1) a term Secured Overnight Financing Rate (“SOFR”) rate for a specified interest period plus a SOFR adjustment (equal to 0.10%) plus a margin of 1.40% or (2) base rate plus a margin of 0.40% at our option. Interest on any outstanding loans is due and payable monthly and the principal balance is due at maturity. In addition, we pay a quarterly unused revolving line facility fee of 0.20% per annum on the average unused facility.

The Credit Agreement includes certain customary affirmative and negative covenants, including limitations on mergers, consolidations and sales of assets, limitations on liens, limitations on certain restricted payments and investments, limitations on transactions with affiliates and limitations on incurring additional indebtedness. In addition, the Credit Agreement requires maintenance of a minimum consolidated EBITDA, as defined in the Credit Agreement, of $15 million for the most recently completed four (4) fiscal quarters as measured at the end of each fiscal quarter. As of April 30, 2023, we were in compliance with the Credit Agreement’s financial covenant.

The Credit Agreement also provides for certain customary events of defaults, including, among others, failure to make payments, breach of representations and warranties, and default of convenants.

Recently Issued Accounting Pronouncements

For a discussion of recent accounting pronouncements applicable to us, see Note 2, Summary of Significant Accounting Policies, of the notes to consolidated financial statements.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

Our cash and cash equivalents are primarily invested in money market funds with one major commercial bank with the primary objective to preserve our principal balance. Our deposits held with this bank exceed the amount of government insurance limits provided on our deposits and, therefore, we are exposed to credit risk in the event of default by the major commercial bank holding our cash balances. However, these deposits may be redeemed upon demand. In addition, while changes in U.S. interest rates would affect the interest earned on our cash balances at April 30, 2023, such changes would not have a material adverse effect on our financial condition or results of operations, based on historical movements in interest rates.

Our Convertible Notes bear interest at a fixed rate of 1.25% per year and therefore would not be affected by changes in U.S. interest rates.

Loans under our Revolving Credit Facility will bear interest at either (1) a term SOFR rate for a specified interest period plus a SOFR adjustment (equal to 0.10%) plus a margin of 1.40% or (2) base rate plus a margin of 0.40% at our option. As of April 30, 2023, we had no loans outstanding under our Revolving Credit Facility.

Item 8.	Financial Statements And Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Avid Bioservices, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Avid Bioservices, Inc. (the Company) as of April 30, 2023 and 2022, the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 21, 2023 expressed an unqualified opinion thereon.

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

Estimated costs at completion for projects

Description of the Matter

As discussed in Note 2 to the consolidated financial statements, the Company’s revenue was $149.3 million for the year ended April 30, 2023, including manufacturing and process development revenues which are primarily recognized over time utilizing an input method that compares the cost of cumulative work in process to date to the most current estimates for the entire cost of the performance obligation.

Revenue is significant to our audit because the revenue recognition assessment process involves inherent uncertainty, uses subjective assumptions, and the amounts involved are material to the consolidated financial statements taken as a whole. The subjective assumptions relate to the estimated total costs expected to be incurred for each customer.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s revenue review process including controls over management’s review of the estimated total costs at completion. For example, we tested controls over the Company’s development and monitoring of the total estimated costs and of the review of the significant estimates and assumptions by management as revenue is recognized over time.

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

Irvine, California

June 21, 2023

AVID BIOSERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	April 30, 2023	April 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$38,542	$126,166
Accounts receivable, net	18,298	20,547
Contract assets	9,609	5,369
Inventory	43,908	26,062
Prepaid expenses and other current assets	2,094	1,879
Total current assets	112,451	180,023
Property and equipment, net	177,369	92,955
Operating lease right-of-use assets	42,772	36,806
Deferred tax assets	113,639	115,082
Other assets	4,473	4,627
Restricted cash	350	350
Total assets	$451,054	$429,843
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,593	$9,504
Accrued compensation and benefits	8,780	8,418
Contract liabilities	37,352	53,798
Current portion of operating lease liabilities	1,358	2,969
Other current liabilities	1,626	1,072
Total current liabilities	73,709	75,761
Convertible senior notes, net	140,623	139,577
Operating lease liabilities, less current portion	45,690	37,886
Finance lease liabilities, less current portion	1,562	2,093
Total liabilities	261,584	255,317

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at respective dates	–	–
Common stock, $0.001 par value; 150,000 shares authorized; 62,692 and 61,807 shares issued and outstanding at respective dates	63	62
Additional paid-in capital	620,224	605,841
Accumulated deficit	(430,817)	(431,377)
Total stockholders’ equity	189,470	174,526
Total liabilities and stockholders’ equity	$451,054	$429,843

See accompanying notes to consolidated financial statements.

AVID BIOSERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share information)

	Year Ended April 30,
	2023	2022	2021
Revenues	$149,266	$119,597	$95,868
Cost of revenues	117,786	82,949	66,561
Gross profit	31,480	36,648	29,307

Operating expenses:
Selling, general and administrative	27,879	21,226	17,064
Total operating expenses	27,879	21,226	17,064
Operating income	3,601	15,422	12,243
Interest expense	(2,600)	(2,680)	(1,164)
Other income (expense), net	1,002	(81)	133
Net income before income taxes	2,003	12,661	11,212
Income tax (expense) benefit	(1,443)	115,011	–
Net income	$560	$127,672	$11,212
Comprehensive income	$560	$127,672	$11,212
Series E preferred stock accumulated dividends	–	–	(4,455)
Impact of Series E preferred stock redemption	–	–	(3,439)
Net income attributable to common stockholders	$560	$127,672	$3,318

Net income per share attributable to common stockholders:
Basic	$0.01	$2.08	$0.06
Diluted	$0.01	$1.84	$0.06

Weighted average common shares outstanding:
Basic	62,268	61,484	58,222
Diluted	63,782	70,474	59,426

See accompanying notes to consolidated financial statements.

AVID BIOSERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share information)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at April 30, 2020	1,648	$2	56,483	$56	$612,909	$(571,071)	$41,896
Series E preferred stock dividends paid ($2.705 per share)	–	–	–	–	(4,455)	–	(4,455)
Conversion of Series E preferred stock to common stock	(28)	–	34	–	–	–	–
Redemption of Series E preferred stock	(1,620)	(2)	–	–	(40,488)	–	(40,490)
Common stock issued, net of issuance costs of $2,359	–	–	3,833	4	32,137	–	32,141
Common stock issued under equity compensation plans	–	–	719	1	3,983	–	3,984
Equity component of convertible senior notes	–	–	–	–	42,431	–	42,431
Purchase of capped calls related to convertible senior notes	–	–	–	–	(12,837)	–	(12,837)
Stock-based compensation expense	–	–	–	–	3,854	–	3,854
Net income	–	–	–	–	–	11,212	11,212
Balances at April 30, 2021	–	–	61,069	61	637,534	(559,859)	77,736
Cumulative-effect adjustment from modified retrospective adoption of ASU 2020-06	–	–	–	–	(42,431)	810	(41,621)
Common stock issued under equity compensation plans	–	–	738	1	3,358	–	3,359
Stock-based compensation expense	–	–	–	–	7,380	–	7,380
Net income	–	–	–	–	–	127,672	127,672
Balances at April 30, 2022	–	–	61,807	62	605,841	(431,377)	174,526
Common stock issued under equity compensation plans	–	–	885	1	3,405	–	3,406
Stock-based compensation expense	–	–	–	–	10,978	–	10,978
Net income	–	–	–	–	–	560	560
Balances at April 30, 2023	–	$–	62,692	$63	$620,224	$(430,817)	$189,470

See accompanying notes to consolidated financial statements.

AVID BIOSERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2023	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$560	$127,672	$11,212
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	10,978	7,380	3,854
Depreciation and amortization	7,210	4,480	3,453
Amortization of debt discount and issuance costs	1,046	1,030	916
Deferred income taxes	1,443	(115,082)	–
Loss on disposal and/or impairment of property and equipment	139	381	–
Changes in operating assets and liabilities:
Accounts receivable, net	2,249	(1,705)	(10,236)
Contract assets	(4,240)	743	(2,812)
Inventory	(17,846)	(14,191)	(988)
Prepaid expenses and other assets	(61)	(4,232)	(1,260)
Accounts payable	964	(943)	(608)
Accrued compensation and benefits	362	(376)	5,775
Contract liabilities	(16,446)	3,029	21,649
Other accrued expenses and liabilities	755	1,279	227
Net cash (used in) provided by operating activities	(12,887)	9,465	31,182

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(77,638)	(56,411)	(9,864)
Net cash used in investing activities	(77,638)	(56,411)	(9,864)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity compensation plans	3,406	3,359	3,984
Proceeds from issuance of common stock, net of issuance costs	–	–	32,141
Proceeds from issuance of convertible senior notes, net of issuance costs	–	–	138,464
Purchases of capped calls related to convertible senior notes	–	–	(12,837)
Repayment of note payable	–	–	(4,379)
Dividends paid on preferred stock	–	–	(4,455)
Redemption of preferred stock	–	–	(37,051)
Impact of preferred stock redemption	–	–	(3,439)
Principal payments on finance leases	(505)	(162)	(93)
Net cash provided by financing activities	2,901	3,197	112,335

Net (decrease) increase in cash, cash equivalents and restricted cash	(87,624)	(43,749)	133,653
Cash, cash equivalents and restricted cash, beginning of period	126,516	170,265	36,612
Cash, cash equivalents and restricted cash, end of period	$38,892	$126,516	$170,265

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,118	$1,670	$5
Cash paid for income taxes	$260	$64	$–

Supplemental disclosures of non-cash activities:
Unpaid purchases of property and equipment in accounts payable	$14,125	$1,190	$3,939

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

Basis of Presentation and Preparation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include our accounts and those of our subsidiary. All intercompany accounts and transactions among the consolidated entities have been eliminated in the consolidated financial statements.

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management’s estimates are based on historical information available as of the date of the consolidated financial statements and on various other assumptions that are believed to be reasonable under the circumstances. Accounting estimates and judgments are inherently uncertain and actual results could differ materially from these estimates.

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

Restricted Cash

Under the terms of an operating lease related to one of our facilities (Note 4), we are required to maintain a letter of credit as collateral. Accordingly, at April 30, 2023 and 2022, restricted cash of $0.4 million was pledged as collateral under the letter of credit.

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	As of April 30,
	2023	2022	2021
Cash and cash equivalents	$38,542	$126,166	$169,915
Restricted cash	350	350	350
Total cash, cash equivalents and restricted cash	$38,892	$126,516	$170,265

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

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our manufacturing and process development revenue streams (in thousands):

	Fiscal Year Ended April 30,
	2023	2022	2021
Manufacturing revenues	$125,416	$99,282	$83,678
Process development revenues	23,850	20,315	12,190
Total revenues	$149,266	$119,597	$95,868

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

During the fiscal years ended April 30, 2023 and 2022, we recognized revenue of $40.8 million and $34.0 million, respectively, for which the contract liability was recorded in a prior period.

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

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management may be required to exercise judgment in estimating revenue to be recognized. Judgment is required in identifying performance obligations, estimating the transaction price, estimating the stand-alone selling prices of identified performance obligations, estimating variable consideration, and estimating the progress towards the satisfaction of performance obligations. If actual results in the future vary from our estimates, the estimates will be adjusted, which will affect revenues in the period that such variances become known.

During the fiscal year ended April 30, 2023, we recognized revenue of $3.0 million for changes in estimates for variable consideration under a contract where uncertainties had been resolved. During the fiscal year ended April 30, 2022, changes in estimates for variable consideration resulted in a decrease in revenues of $14.7 million. These changes in estimates for variable consideration can primarily be attributed to a dispute with a customer, which was resolved during the fiscal year ended April 30, 2023, over the payment of certain cancellation fees incurred in fiscal 2022 and due to us under the terms of the contract (Note 10).

We apply the practical expedient available under ASC 606 that permits us not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. As of April 30, 2023, we do not have any unsatisfied performance obligations for contracts greater than one year.

Costs incurred to obtain a contract are not material. These costs are generally employee sales commissions, which are expensed as incurred and included in selling, general and administrative expense in the consolidated statements of income and comprehensive income.

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

Based on our analysis of our accounts receivable balance as of April 30, 2023, we determined an allowance for doubtful accounts of $0.5 million was deemed necessary.

Based on our analysis of our accounts receivable balance as of April 30, 2022, we determined an allowance for doubtful accounts of $18.4 million was deemed necessary, which amount was primarily related to a dispute with a customer over the payment of certain cancellation fees due to us under the terms of the contract. The contract dispute with the customer was resolved during the fiscal year ended April 30, 2023 (Note 10).

Concentrations of Credit Risk and Customer Base

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, accounts receivable, net and contract assets. As of April 30, 2023 and 2022, we maintain our cash balances primarily with a major commercial bank and our deposits held with the bank exceed the amount of government insurance limits provided on our deposits. We are exposed to credit risk in the event of default by the major commercial bank holding our cash balances to the extent of the cash amounts recorded on the accompanying consolidated balance sheets exceed the amount of government insurance limits provided on our deposits.

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our accounts receivable from amounts billed for services provided under customer contracts are derived from a limited number of customers. Most customer contracts require up-front payments and installment payments during the service period. We perform periodic evaluations of the financial condition of our customers and generally do not require collateral, but we can terminate any contract if a material default occurs. At April 30, 2023 and 2022, approximately 76% and 84%, respectively, of our accounts receivable, net were due from our top ten customers.

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

The table below identifies each of our customers that accounted for 10% or more of our total revenues during any of the fiscal years ended April 30, 2023, 2022 and 2021:

Customer	Geographic Location	2023	2022	2021
Halozyme Therapeutics, Inc.(1)	U.S.	53%	41%	51%
IGM Biosciences, Inc.	U.S.	*	11	*
Gilead Sciences, Inc.	U.S.	–	*	16

______________

(1)	Revenues are derived from the manufacture of multiple therapeutics that our customer uses in various products and product candidates.
*	Represents a percentage less than 10% of our total revenues.

We attribute revenue to the individual countries where the customer is headquartered. Approximately 100% of our revenues for the fiscal years ended April 30, 2023 and 2022 were derived from U.S. based customers.

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

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Property and Equipment

Property and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related asset, which are generally as follows:

Description	Estimated Useful Life
Leasehold improvements	Shorter of estimated useful life or lease term
Laboratory and manufacturing equipment	5 – 15 years
Computer equipment and software	3 – 5 years
Furniture, fixtures and office equipment	5 – 10 years

Costs for property and equipment not yet placed into service have been capitalized as construction-in-progress. These costs are primarily related to equipment and leasehold improvements associated with our manufacturing facilities, and will be depreciated in accordance with the above guidelines once placed into service. Interest costs incurred during construction of major capital projects are capitalized as construction-in-progress until the underlying asset is ready for its intended use, at which point the interest costs are amortized as depreciation expense over the life of the underlying asset. Interest capitalized as construction-in-progress for the fiscal years ended April 30, 2023 and 2022, was $0.4 million and $0.2 million, respectively. All of our property and equipment are located in the United States. Property and equipment consist of the following (in thousands):

	April 30,
	2023	2022
Leasehold improvements	$97,514	$37,345
Laboratory and manufacturing equipment	35,501	30,089
Computer equipment and software	5,028	5,326
Furniture, fixtures and office equipment	1,681	843
Construction-in-progress	68,013	43,809
Total property and equipment, gross	207,737	117,412
Less: accumulated depreciation and amortization	(30,368)	(24,457)
Total property and equipment, net	$177,369	$92,955

Depreciation and amortization expense for the fiscal years ended April 30, 2023, 2022 and 2021 was $7.2 million, $4.5 million and $3.5 million, respectively.

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

Impairment

Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. If such events or changes in circumstances arise, we compare the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the long-lived assets are determined to be impaired, any excess of the carrying value of the long-lived assets over its estimated fair value is recognized as an impairment loss. For the fiscal year ended April 30, 2023, there were indicators of impairment of the value of certain long-lived assets that resulted in an impairment loss of $0.1 million, which amount is included in selling, general and administrative expenses in the consolidated statements of income and comprehensive income. For the fiscal year ended April 30, 2022, there were no indicators of impairment of the value of our long-lived assets and no impairment losses were recognized.

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

As of April 30, 2023 and 2022, we did not have any Level 2 or Level 3 financial assets and our cash equivalents of $28.7 million and $116.3 million, respectively, were invested in money market funds with a major commercial bank and carried at fair value based on quoted market prices for identical securities (Level 1 inputs). We consider the fair value of our convertible senior notes to be a Level 2 financial liability due to limited trading activity of the senior convertible notes. Refer to Note 3, Debt, of the notes to the consolidated financial statements for further details. We did not have any other Level 2 or Level 3 financial liabilities as of April 30, 2023 and 2022.

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

Debt issuance costs related to the revolving credit facility are included in prepaid expenses and other current assets in the consolidated balance sheet at April 30, 2023 and are amortized to interest expense over the contractual term of the revolving credit facility (Note 3).

Advertising Costs

Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of income and comprehensive income. For the fiscal years ended April 30, 2023, 2022 and 2021, advertising costs were $0.7 million, $0.6 million, and $0.3 million, respectively.

Income Taxes

We utilize the liability method of accounting for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). Under the liability method, deferred taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We provide a valuation allowance when it is more likely than not that our deferred tax assets will not be realized. On a periodic basis, we reassess the valuation allowance on our deferred tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. In the fourth quarter of fiscal 2022, we reassessed the valuation allowance noting the shift of positive evidence outweighing negative evidence, including significant revenue growth, continued profitability, and expectations regarding future profitability. After assessing both the positive evidence and negative evidence, we determined it was more likely than not that our deferred tax assets would be realized and therefore released our valuation allowance related to federal and state deferred tax assets as of April 30, 2022, resulting in a benefit from income taxes of $115.0 million. We maintained the same position, that our federal and state deferred tax assets did not require a valuation allowance, as of April 30, 2023 (Note 7).

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

Accounting Standards Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU 2016-13”). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which required entities to make a one-time determination of whether an entity is eligible to be a smaller reporting company as of November 15, 2019 for the purpose of determining the effective date of ASU 2016-13. We determined that we were eligible to be a smaller reporting company as of November 15, 2019, and therefore, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, which will be our fiscal year 2024 beginning May 1, 2023. We do not anticipate the adoption of this standard will have a material impact on our consolidated financial statements.

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

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of April 30, 2023, the conditions allowing holders of the Convertible Notes to convert had not been met and, therefore, the Convertible Notes are classified as a long-term liability on the consolidated balance sheets at April 30, 2023 and 2022.

In accounting for the issuance of the Convertible Notes, prior to the adoption of ASU 2020-06, Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), we separated the Convertible Notes into debt and equity components. The carrying amount of the debt component on the date of the issuance was $99.7 million and was determined based on a binomial lattice model, which yielded an effective discount rate of 8.78% and was derived with the assistance of a third-party valuation. The equity component was allocated a value of $44.1 million, representing the difference between the par value of the Convertible Notes and the fair value of the debt component. The equity component was not remeasured as long as it continued to meet the conditions for equity classification, and the equity component was recorded as additional paid-in capital within stockholders’ equity. The difference between the principal amount of the Convertible Notes and the debt component, or the debt discount, was amortized to interest expense using the effective interest method over the contractual term of the Convertible Notes.

In accounting for the issuance costs related to the Convertible Notes, prior to the adoption of ASU 2020-06, we allocated the total amount incurred to the debt and equity components of the Convertible Notes based on their relative values. Issuance costs attributable to the debt component were $3.7 million and were being amortized to interest expense using the effective interest method over the contractual term of the Convertible Notes. Issuance costs attributable to the equity component were $1.6 million and were netted with the equity component in additional paid-in capital within stockholders’ equity.

On May 1, 2021, we elected to early adopt ASU 2020-06 using the modified retrospective transition method. Under such transition method, prior period financial information and disclosures are not adjusted and continue to be reported under the accounting standards that were in effect prior to our adoption of ASU 2020-06.

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The net carrying amount of the Convertible Notes is as follows (in thousands):

	April 30, 2023	April 30, 2022
Principal	$143,750	$143,750
Unamortized issuance costs	(3,127)	(4,173)
Net carrying amount	$140,623	$139,577

As of April 30, 2023 and 2022, the estimated fair value of the Convertible Notes was approximately $157.3 million and $167.1 million, respectively. The fair value was determined based on the last actively traded price per $100 of the Convertible Notes for the periods ended April 30, 2023 and 2022 (Level 2).

The following table summarizes the interest expense recognized related to the Convertible Notes for the fiscal years ended April 30, 2023 and 2022 (in thousands):

	Fiscal Year Ended April 30,
	2023	2022	2021
Contractual interest expense	$1,395	$1,603	$245
Amortization of issuance costs	1,046	1,030	54
Amortization of debt discount (1)	–	–	862
Total interest expense associated with Convertible Notes	$2,441	$2,633	$1,161

_______________

(1)	As discussed above, the adoption of ASU 2020-06 on May 1, 2021 resulted in the re-combination of the debt and equity components of the Convertible Notes into a single debt instrument. Accordingly, the unamortized debt discount balance and the net carrying amount of the equity component were derecognized.

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

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We evaluated the Capped Calls under ASC 815-10 and determined that they should be accounted for as a separate transaction from the Convertible Notes and that the Capped Calls met the criteria for equity classification. Therefore, the cost of $12.8 million to purchase the Capped Calls was recorded as a reduction to additional paid-in capital in the consolidated balance sheet at April 30, 2021. The Capped Calls will not be subsequently remeasured as long as the conditions for equity classification continue to be met. During fiscal years 2023 and 2022, there were no conversions of our Convertible Notes, and therefore, there was no activity with respect to the Capped Calls. We believe the conditions for equity classification continue to be met as of April 30, 2023 and 2022.

Revolving Credit Facility

On March 14, 2023, we entered into a credit agreement with Bank of America, N.A., as administrative agent and letter of credit issuer (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) in an amount equal to the lesser of (i) $50 million, and (ii) a borrowing base calculated as the sum of (a) 80% of the value of certain of our eligible accounts receivable, plus (b) up to 100% of the value of eligible cash collateral. The Revolving Credit Facility will mature on March 13, 2024 and is secured by substantially all of our assets. As of April 30, 2023, there were no outstanding loans under the Revolving Credit Facility.

Loans under the Revolving Credit Facility will bear interest at either (1) a term Secured Overnight Financing Rate (“SOFR”) rate for a specified interest period plus a SOFR adjustment (equal to 0.10%) plus a margin of 1.40% or (2) base rate plus a margin of 0.40% at our option. Interest on any outstanding loans is due and payable monthly and the principal balance is due at maturity. In addition, we pay a quarterly unused revolving line facility fee of 0.20% per annum on the average unused facility.

The Credit Agreement includes certain customary affirmative and negative covenants, including limitations on mergers, consolidations and sales of assets, limitations on liens, limitations on certain restricted payments and investments, limitations on transactions with affiliates and limitations on incurring additional indebtedness. In addition, the Credit Agreement requires maintenance of a minimum consolidated EBITDA, as defined in the Credit Agreement, of $15 million for the most recently completed four (4) fiscal quarters as measured at the end of each fiscal quarter. As of April 30, 2023, we were in compliance with the Credit Agreement’s financial covenant.

The Credit Agreement also provides for certain customary events of defaults, including, among others, failure to make payments, breach of representations and warranties, and default of convenants.

Note 4 – Leases

We currently lease certain office, manufacturing, laboratory and warehouse space located in Orange County, California under operating lease agreements. Our leased facilities have original lease terms ranging from 7 to 12 years, contain multi-year renewal options, and scheduled rent increases of 3% on either an annual or biennial basis. Multi-year renewal options were included in determining the right-of-use asset and lease liability for three of our leases as we considered it reasonably certain that we would exercise such renewal options. In addition, certain of our leases provide for periods of free rent, lessor improvements and tenant improvement allowances, of which certain of these improvements have been classified as leasehold improvements and/or are being amortized over the shorter of the estimated useful life of the improvements or the remaining life of the lease.

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain of our operating facility leases require us to pay property taxes, insurance and common area maintenance. While these payments are not included as part of our lease liabilities, they are recognized as variable lease cost in the period they are incurred.

We also lease certain manufacturing equipment under a 5-year finance lease that commenced in the second quarter of fiscal year 2022.

The components of our lease costs for the fiscal years ended April 30, 2023, 2022 and 2021, were as follows (in thousands):

	Fiscal Year Ended April 30,
	2023	2022	2021
Operating lease cost	$4,386	$3,872	$3,151
Variable lease cost	1,408	944	676
Short-term lease cost	576	515	388
Finance lease costs:
Amortization of right-of-use assets	216	43	82
Interest on lease liabilities	125	47	4
Total lease costs	$6,711	$5,421	$4,301

Supplemental consolidated balance sheet and other information related to our leases as of April 30, 2023 and 2022 were as follows (in thousands, except weighted average data):

		April 30,
Leases	Classification	2023	2022
Assets
Operating	Operating lease right-of-use assets	$42,772	$36,806
Finance	Property and equipment, net	2,529	2,728
Total leased assets		$45,301	$39,534

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$1,358	$2,969
Finance	Other current liabilities	531	505
Non-current:
Operating	Operating lease liabilities, less current portion	45,690	37,886
Finance	Finance lease liabilities, less current portion	1,562	2,093
Total lease liabilities		$49,141	$43,453

Weighted average remaining lease term (years):
Operating leases	16.6	12.4
Finance lease	3.7	4.7
Weighted average discount rate
Operating leases	6.0%	3.3%
Finance lease	5.3%	5.3%

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information related to our leases were as follows (in thousands):

	Fiscal Year Ended April 30,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,069	$2,376	$2,972
Operating cash flows from finance leases	125	47	5
Financing cash flows from finance leases	505	162	93

Non-cash transactions:
Right-of-use assets obtained upon operating lease modifications and reassessments, net	$9,267	$4,554	$–
Right-of-use assets obtained in exchange for operating lease obligations	$–	$16,093	$–
Decapitalization of right-of-use assets upon impairment	$89	$–	$–
Property and equipment obtained in exchange for finance lease obligation	$–	$2,760	$–

As of April 30, 2023, the maturities of our lease liabilities, which includes those derived from lease renewal options that we considered it reasonably certain that we would exercise, were as follows (in thousands):

Fiscal Year Ending April 30,	Operating Leases	Finance Lease	Total
2024	$4,140	$629	$4,769
2025	4,060	629	4,689
2026	4,167	629	4,796
2027	4,199	419	4,618
2028	4,036	–	4,036
Thereafter	56,418	–	56,418
Total lease payments	$77,020	$2,306	$79,326
Less: imputed interest	(29,972)	(213)	(30,185)
Total lease liabilities	$47,048	$2,093	$49,141

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

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 12, 2021 (the “Redemption Date”), we redeemed all then current remaining outstanding shares of our Series E Preferred Stock at a per share price equal to the $25.00 liquidation amount plus accrued and unpaid dividends up to, but excluding, the Redemption Date. In connection with the completed redemption, we incurred a charge of $3.4 million related to the excess of the redemption value paid upon redemption over the carrying value of our Series E Preferred Stock which is included in impact of preferred stock redemption in the consolidated statements of income and comprehensive income for the fiscal year ended April 30, 2021. As a result of the completed redemption, our Series E Preferred Stock is no longer issued and outstanding.

Holders of our Series E Preferred Stock were entitled to receive cumulative dividends at the rate of 10.50% per annum based on the liquidation preference of $25.00 per share, or $2.625 per annum per share, and were payable quarterly in cash, on or about the first day of each January, April, July, and October. In addition, in April 2021, accrued and unpaid dividends of $0.08021 per share was paid to holders of Series E Preferred Stock in connection with the redemption of our Series E Preferred Stock discussed above. For the fiscal year ended April 30, 2021, we paid aggregate cash dividends of $4.5 million for then issued and outstanding shares of our Series E Preferred Stock. No cash dividend amounts were paid for the fiscal years ended April 30, 2023 and 2022.

Sale of Common Stock

During the third quarter of fiscal 2021, we completed an underwritten public offering pursuant to which we sold 3,833,335 shares of our common stock at the public offering price of $9.00 per share, including 500,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares. The aggregate gross proceeds we received from the public offering were $34.5 million, before deducting underwriting discounts and commissions and other offering related expenses of $2.4 million.

During the fiscal years ended April 30, 2023 and 2022, we had no offerings of our common stock.

Shares of Common Stock Authorized and Reserved for Future Issuance

As of April 30, 2023, 62,691,885 shares of our common stock were issued and outstanding.

Our common stock outstanding as of April 30, 2023 excluded the following shares of common stock reserved for future issuance (in thousands):

Shares
Stock Incentive Plans	8,338
Employee Stock Purchase Plan	963
Conversion of Convertible Notes	6,776
Total common stock reserved for future issuance	16,077

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The 2018 Plan and the Prior Plans are collectively referred to as the “Stock Plans”. As of April 30, 2023, we had an aggregate of 8,337,807 shares of our common stock reserved for issuance under the Stock Plans, of which 3,926,550 shares were subject to outstanding stock options, restricted stock units and performance stock units and 4,411,257 shares were available for future grants of stock-based awards.

Stock Options

We ceased granting stock options during fiscal 2022. Stock options previously granted under our Stock Plans were granted at an exercise price not less than the fair market value of our common stock on the date of grant. Stock options granted to employees generally vest over a four-year period from the date of grant and stock options granted to non-employee directors generally vest over a period of one to three years from the date of grant. Stock options granted under the 2018 Plan have a contractual term of seven years; however, the maximum contractual term of any stock option granted under the Stock Plans is ten years.

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

There were no stock options granted during the fiscal year ended April 30, 2023. The grant date fair value for stock options granted during the fiscal years ended April 30, 2022 and 2021 were based on the following weighted-average assumptions used within the Black-Scholes option valuation model:

	Fiscal Year Ended April 30,
	2022	2021
Risk-free interest rate	0.86%	0.32%
Expected life (in years)	4.37	4.69
Expected volatility	68.64%	81.42%
Expected dividend yield	–	–

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes our stock option transaction activity for the fiscal year ended April 30, 2023:

	Stock Options (in thousands)	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding at May 1, 2022	2,505	$6.88
Granted	–	–
Exercised	(366)	$7.06
Canceled or expired	(60)	$9.89
Outstanding at April 30, 2023	2,079	$6.76	3.69	$23,654
Vested and expected to vest	2,079	$6.76	3.69	$23,654
Exercisable at April 30, 2023	1,595	$6.52	3.59	$18,447

______________

(1)	Aggregate intrinsic value represents the difference between the exercise price of an option and the closing market price of our common stock on April 28, 2023 (the last trading day of fiscal year 2023), which was $18.05 per share.

The weighted-average grant date fair value of stock options granted during the fiscal years ended April 30, 2022 and 2021 was $13.09 and $4.74 per share, respectively. There were no stock options granted during the fiscal year ended April 30, 2023.

The aggregate intrinsic value of stock options exercised during the fiscal years ended April 30, 2023, 2022 and 2021 was $3.5 million, $8.1 million and $3.9 million, respectively. Cash received from stock options exercised during fiscal years ended April 30, 2023, 2022 and 2021 totaled $2.6 million, $2.7 million and $3.6 million, respectively.

We issue shares of common stock that are reserved for issuance under the Stock Plans upon the exercise of stock options, and we do not expect to repurchase shares of common stock from any source to satisfy our obligations under our compensation plans.

As of April 30, 2023, the total estimated unrecognized compensation cost related to non-vested stock options was $1.3 million. This cost is expected to be recognized over a weighted average vesting period of 0.99 years based on current assumptions.

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

The following summarizes our RSUs transaction activity for the fiscal year ended April 30, 2023:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at May 1, 2022	642	$14.89
Granted	780	$17.63
Vested	(366)	$15.09
Forfeited	(50)	$17.32
Outstanding at April 30, 2023	1,006	$16.83

The weighted-average grant date fair value of RSUs granted during the fiscal years ended April 30, 2023, 2022 and 2021 was $17.63, $25.20 and $7.29 per share, respectively.

The total fair value of RSUs vested during the fiscal years ended April 30, 2023, 2022 and 2021 was $6.3 million, $5.5 million and $0.7 million, respectively.

As of April 30, 2023, the total estimated unrecognized compensation cost related to non-vested RSUs was $15.4 million. This cost is expected to be recognized over a weighted average vesting period of 2.53 years.

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

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes our PSUs transaction activity for the fiscal year ended April 30, 2023:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at May 1, 2022	233	$25.31
Granted	608	$18.09
Vested	(161)	$20.75
Forfeited	(158)	$20.69
Outstanding at April 30, 2023	522	$19.70

The weighted-average grant date fair value of PSUs granted during the fiscal years ended April 30, 2023 and 2022, was $18.09 and $25.36 per share, respectively. There were no PSUs granted during the fiscal year ended April 30, 2021.

The total fair value of PSUs vested during the fiscal years ended April 30, 2023 and 2022 was $3.3 million and $2.1 million, respectively. No PSUs vested during the fiscal year ended April 30, 2021.

As of April 30, 2023, there was $10.3 million of total estimated unrecognized compensation cost related to non-vested PSUs associated with the Performance Periods ending April 30, 2024 and 2025 based on the Maximum Performance Target achievement of each financial metric during such Performance Periods. This cost is expected to be recognized over a weighted average vesting period of 1.39 years, however, we will assess the likelihood of achieving the predetermined financial metrics associated with each Performance Period on a quarterly basis and the expense recognized, if any, will be adjusted accordingly.

Employee Stock Purchase Plan

The Avid Bioservices, Inc. 2010 Employee Stock Purchase Plan (the “ESPP”) is a stockholder-approved plan under which employees can purchase shares of our common stock, based on a percentage of their compensation, subject to certain limits. The purchase price per share is equal to the lower of 85% of the fair market value of our common stock on the first trading day of the six-month offering period or on the last trading day of the six-month offering period. Offering Periods commence on or about the first day of January and July of each year.

During the fiscal years ended April 30, 2023, 2022 and 2021, a total of 68,646, 44,364 and 72,409 shares of our common stock were purchased, respectively, under the ESPP at a weighted average purchase price per share of $12.22, $14.50 and $5.84, respectively. As of April 30, 2023, we had 963,316 shares of our common stock reserved for issuance under the ESPP.

The fair value of the shares purchased under the ESPP was determined using a Black-Scholes option valuation model (see explanation of valuation model inputs above under “Stock Options”) and is recognized as expense on a straight-line basis over the requisite service period (or six-month offering period).

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average grant date fair value of purchase rights under the ESPP during fiscal years ended April 30, 2023, 2022 and 2021 was $4.93, $8.62 and $3.17, respectively, based on the following weighted-average Black-Scholes option valuation model inputs:

	Fiscal Year Ended April 30,
	2023	2022	2021
Risk-free interest rate	3.76%	0.15%	0.14%
Expected life (in years)	0.50	0.50	0.50
Expected volatility	68.60%	59.91%	75.50%
Expected dividend yield	–	–	–

Stock-based Compensation Expense

Stock-based compensation expense included in our consolidated statements of income and comprehensive income was comprised of the following (in thousands):

	Fiscal Year Ended April 30,
	2023	2022	2021
Cost of revenues	$3,876	$2,540	$1,404
Selling, general and administrative expense	7,102	4,840	2,450
Total	$10,978	$7,380	$3,854

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

At April 30, 2023, management assessed the realizability of deferred tax assets and evaluated the need for a valuation allowance for deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740 wherein management analyzes all positive and negative evidence available at the balance sheet date to determine whether all or some portion of our deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more-likely-than-not that the asset will not be realized. In assessing the realization of our deferred tax assets, management considers all available evidence, both positive and negative.

Management’s evaluation placed significant emphasis on guidance in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.” In fiscal 2022, we transitioned from a cumulative loss in recent years to cumulative income. This transition coupled with additional positive evidence enabled us to fully release our valuation allowance as of April 30, 2022. We maintained the same position that our deferred tax assets did not require a valuation allowance as of April 30, 2023.

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The valuation allowance did not change for the fiscal year ended April 30, 2023. For the fiscal year ended April 30, 2022, $122.7 million was released through our consolidated statements of income and comprehensive income and $(11.3) million was recognized related to the valuation adjustments for the adoption of ASU 2020-06, which was reflected as an adjustment to our opening consolidated balance sheet on May 1, 2021.

We are subject to taxation in the United States and various states jurisdictions. We have not been notified that we are under audit by the IRS or any state taxing authorities and our federal and state returns from April 30, 2020 and April 30, 2019, respectively, remain open for examination. Due to the presence of net operating loss (“NOL”) carryforwards the tax authorities can also examine years prior to the standard statue of limitations.

At April 30, 2023, we had federal NOL carry forwards of approximately $442.4 million. The federal NOL carry forwards generated prior to January 1, 2018 expire in fiscal years 2024 through 2038, unless previously utilized. The federal NOL generated after January 1, 2018 of $77.9 million can be carried forward indefinitely. Utilization of NOLs generated subsequent to 2020 are limited to 80% of future taxable income. We also have California state NOL carry forwards of approximately $294.7 million at April 30, 2023, which begin to expire in fiscal year 2024. We also have other state NOL carry forwards of approximately $0.9 million at April 30, 2023, which begin to expire in fiscal year 2037.

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

At April 30, 2023, we had $5.8 million and $1.5 million of federal and California research and development credit carry forwards. The California research credits do not expire and the federal credits begin to expire in fiscal year 2026.

The provision for income taxes on our net income before income taxes for the fiscal years ended April 30, 2023, 2022 and 2021 is comprised of the following (in thousands):

	2023	2022	2021
Federal income taxes at statutory rate	$421	$2,659	$2,355
State income taxes, net of valuation allowance	301	605	–
Expiration and adjustments of deferred tax assets	–	–	451
Change in federal valuation allowance	–	(122,703)	2,450
Stock-based compensation including 162M limitations	615	(1,153)	(240)
Research and development credits	–	–	(4,958)
Adjustment for federal benefit of state	–	5,326	–
Permanent differences	66	425	4
Other, net	40	(170)	(62)
Income tax expense (benefit)	$1,443	$(115,011)	$–

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and deferred tax liabilities at April 30, 2023 and 2022 are as follows (in thousands):

	2023	2022
Net operating losses	$112,194	$99,710
Research and development credits	5,569	5,550
Stock-based compensation	2,589	2,710
Deferred revenue	2,420	5,494
Lease liabilities	12,742	11,107
Accrued liabilities	2,248	785
Accrued compensation	1,781	1,705
Total deferred tax assets	139,543	127,061
Less valuation allowance	–	–
Total deferred tax assets, net of valuation allowance	139,543	127,061
Deferred tax liabilities:
Fixed assets	(14,320)	(1,972)
ROU assets	(11,584)	(10,007)
Total deferred tax liabilities	(25,904)	(11,979)
Net deferred tax assets	$113,639	$115,082

In accordance with ASC 740, we are required to recognize the impact of an uncertain tax position in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained upon examination by the tax authorities. Unrecognized tax positions at April 30, 2023 and 2022 are as follows (in thousands):

	2023	2022
Unrecognized tax positions, beginning of year	$5,133	$1,600
Gross (decrease) increase – prior period tax positions	(1,693)	3,533
Unrecognized tax positions, end of year	$3,440	$5,133

If recognized, the unrecognized tax positions will impact our income tax benefit or effective tax rate. We do not expect any significant increases or decreases to our unrecognized tax positions within the next 12 months.

It is our policy to recognize interest and penalties related to income tax matters in interest expense and other income (expense), net, respectively, in our consolidated statements of income and comprehensive income. For the fiscal years ended April 30, 2023 and 2021, we did not incur any interest or penalties. For the fiscal year ended April 30, 2022, we recognized an immaterial amount of interest and penalties.

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Net Income Per Common Share

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

Net income attributable to common stockholders represents our net income less Series E Preferred Stock accumulated dividends and the impact of Series E Preferred Stock redemption.

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

	Fiscal Year Ended April 30,
	2023	2022	2021
Numerator
Net income	$560	$127,672	$11,212
Series E preferred stock accumulated dividends	–	–	(4,455)
Impact of Series E preferred stock redemption	–	–	(3,439)
Net income attributable to common stockholders, basic	$560	$127,672	$3,318
Add interest expense on Convertible Notes, net of tax	–	1,954	–
Net income attributable to common stockholders, diluted	$560	$129,626	$3,318
Denominator
Weighted average basic common shares outstanding	62,268	61,484	58,222
Effect of dilutive securities:
Stock options	1,248	1,830	909
RSUs, PSUs and ESPP	266	384	295
Convertible Notes	–	6,776	–
Weighted average dilutive common shares outstanding	63,782	70,474	59,426

Net income per share attributable to common stockholders:
Basic	$0.01	$2.08	$0.06
Diluted	$0.01	$1.84	$0.06

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the potential dilutive securities excluded from the calculation of diluted net income per common share for the periods presented as the effect of their inclusion would have been anti-dilutive (in thousands):

	Fiscal Year Ended April 30,
	2023	2022	2021
Stock options	46	43	829
RSUs, PSUs and ESPP	253	9	–
Convertible Notes	6,776	–	928
Series E Preferred Stock	–	–	1,864
Total	7,075	52	3,621

Note 9 – Employee Benefit Plan

We maintain a 401(k) Plan pursuant to section 401(k) of the Internal Revenue Code that allows participating employees to defer a portion of their compensation on a tax deferred basis up to the maximum amount permitted by the Internal Revenue Code. We are not required to make matching contributions under the 401(k) Plan. However, we match 50% of employee contributions of up to 6% of their annual eligible compensation. Total expense recognized by us for matching contributions to the 401(k) Plan for the fiscal years ended April 30, 2023, 2022 and 2021 was $0.9 million, $0.6 million and $0.5 million, respectively.

Note 10 – Commitments and Contingencies

In the ordinary course of business, we are at times subject to various legal proceedings and disputes. We make provisions for liabilities when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  Such provisions, if any, are reviewed at least quarterly and adjusted to reflect the impact of any settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to a particular case.  We currently are not a party to legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our consolidated financial condition or results of operations.

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

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” defined in Rule 13a-15(e) under the Exchange Act refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2023. Based on this evaluation, our president and chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2023 to ensure the timely disclosure of required information in our SEC filings.

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

Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2023.

Our internal control over financial reporting as of April 30, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

Management has determined that, as of April 30, 2023, there were no significant changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Avid Bioservices, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Avid Bioservices, Inc.’s internal control over financial reporting as of April 30, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Avid Bioservices, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 30, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2023 and 2022, the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated June 21, 2023 expressed an unqualified opinion thereon.

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

June 21, 2023

Item 9B.	Other Information

None.

Item 9C.	Disclosures regarding foreign jurisdictions that prevent inspections

None.

PART III

Item 10.	Directors, Executive Officers And Corporate Governance

The information required by this Item regarding our directors, executive officers and committees of our board of directors is incorporated by reference to the information set forth under the captions, “Election of Directors,” “Executive Compensation” and “Corporate Governance” in our 2023 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2023 (the “2023 Definitive Proxy Statement”).

Information required by this Item regarding our code of ethics is incorporated by reference to the information set forth under the caption, “Corporate Governance” in our 2023 Definitive Proxy Statement.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the information set forth under the captions, “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” in our 2023 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2023.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Other than as set forth below, the information required by this Item is incorporated by reference to the information set forth under the caption, “Security Ownership of Certain Beneficial Owners, Directors and Management” in our 2023 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2023.

Equity Compensation Plan Information

The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of April 30, 2023:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($/share)	(c) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders (1)	3,926,550	6.76	4,411,257
Employee Stock Purchase Plan approved by stockholders	–	–	963,316
Total	3,926,550	6.76 (2)	5,374,573

(1)	Represents stock options, restricted stock units and performance stock units under our stockholder approved equity compensation plans referred to as the 2018 Omnibus Incentive Plan, the 2011 Stock Incentive Plan and the 2010 Stock Incentive Plan.
(2)	Represents the weighted-average exercise price of outstanding stock options as there are no exercise prices for restricted stock units and performance stock units.

Item 13.	Certain Relationships And Related Transactions, And Director Independence

The information required by this Item is incorporated by reference to the information set forth under the captions, “Certain Relationships and Related Transactions,” “Director Independence” and “Compensation Committee Interlocks and Insider Participation” in our 2023 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2023.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the information set forth under the caption, “Independent Registered Public Accounting Firm Fees” in our 2023 Definitive Proxy Statement to be filed within 120 days after the end of our fiscal year ended April 30, 2023.

PART IV

Item 15.	Exhibits And Financial Statement Schedules

(a)	Documents filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements

(2)	Financial Statement Schedules

The following schedule is filed as part of this Annual Report on Form 10-K:

Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended April 30, 2023	75

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Item 16.	FORM 10-K SUMMARY

None.

Schedule II – Valuation and Qualifying Accounts (in thousands)

	Balance at Beginning of			Balance at End of
	Period	Additions	Deductions	Period
Allowance for doubtful accounts
Year ended April 30, 2023	$18,392	$474	$(18,392)	$474
Year ended April 30, 2022	$–	$21,464	$(3,072)	$18,392
Year ended April 30, 2021	$–	$–	$–	$–

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	Date Filed	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of April 30, 2021, by and between Avid SPV, LLC and Avid Bioservices, Inc.	8-K	5/5/2021	2.1
3.1	Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on July 2, 2021	8-K	7/7/2021	3.1
3.2	Certificate of Amendment to Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on October 19, 2022	8-K	10/21/2022	3.1
3.2	Amended and Restated Bylaws	8-K	9/15/2020	3.2
4.1	Indenture, dated as of March 12, 2021, by and among Avid SPV, LLC, Avid Bioservices, Inc. and U.S. Bank National Association, as trustee	8-K	3/12/2021	4.1
4.2	First Supplemental Indenture, dated as of April 30, 2021, by and among Avid SPV, LLC, Avid Bioservices, Inc. and U.S. Bank National Association, as trustee	8-K	5/5/2021	4.1
4.3	Form of Note, between U.S. Bank National Association, as trustee and Avid SPV, LLC (included as Exhibit A to 4.1)	8-K	3/12/2021	4.2
4.4	Description of Registrant’s Securities				X
10.1*	2010 Stock Incentive Plan	DEF-14A	8/27/2010	A
10.2*	Form of Stock Option Award Agreement under 2010 Stock Incentive Plan	S-8	12/9/2010	4.17
10.3*	2010 Employee Stock Purchase Plan	DEF-14A	8/27/2010	B
10.4*	Amendment to the 2010 Employee Stock Purchase Plan	DEF-14A	8/26/2016	B
10.5*	2011 Stock Incentive Plan	DEF-14A	8/26/2011	A
10.6*	Form of Stock Option Award Agreement under 2011 Stock Incentive Plan	S-8	12/12/2011	4.20
10.7*	First Amendment to 2011 Stock Incentive Plan	DEF-14A	8/27/2012	A
10.8*	Second Amendment to 2011 Stock Incentive Plan	DEF-14A	8/26/2013	A
10.9*	Third Amendment to 2011 Stock Incentive Plan	10-K	7/14/2015	4.24
10.10*	Form of Amendment to Stock Option Award Agreement Under 2011 Stock Incentive Plan related to Non-Employee Director stock option awards	10-K	7/14/2015	4.27
10.11*	Fourth Amendment to 2011 Stock Incentive Plan	DEF-14A	8/28/2015	B
10.12*	Avid Bioservices, Inc. 2018 Omnibus Incentive Plan	DEF-14A	8/17/2018	A
10.13*	Form of Stock Option Award Agreement under 2018 Omnibus Incentive Plan	S-8	12/10/2018	4.2
10.14*	Form of Restricted Stock Unit Award Agreement under 2018 Omnibus Incentive Plan	S-8	12/10/2018	4.3
10.15	Lease and Agreement of Lease between TNCA, LLC, as Landlord, and Avid Bioservices, Inc., as Tenant, dated as of December 24, 1998	10-Q	3/12/1999	10.48
10.16	First Amendment to Lease and Agreement of Lease between TNCA, LLC, as Landlord, and Avid Bioservices, Inc., as Tenant, dated December 22, 2005	8-K	12/23/2005	99.1 99.2
10.17*	Amended and Restated Employment Agreement by and between Avid Bioservices, Inc. and Mark R. Ziebell, effective December 27, 2012	10-Q	12/27/2012	10.27
10.18**	Asset Assignment and Purchase Agreement by and between Avid Bioservices, Inc. and OncXerna (formerly known as Oncologie, Inc., dated February 12, 2018	10-K	7/16/2018	10.11

		Incorporated by Reference
Exhibit Number	Description	Form	Date Filed	Exhibit Number	Filed Herewith
10.19*	Employment Agreement by and between Avid Bioservices, Inc. and Daniel R. Hart, effective June 26, 2019	10-K	6/27/2019	10.7
10.20*	Amendment to 2010 Employee Stock Purchase Plan	DEF-14A	8/21/2019	A
10.21*	Employment Agreement by and between Avid Bioservices, Inc. and Nicholas S. Green, effective July 30, 2020	10-Q	9/1/2020	10.8
10.22	Form of Capped Call Transactions Confirmation	8-K	3/12/2021	10.1
10.23*	Form of Notice of Performance Stock Unit Award under 2018 Omnibus Incentive Plan	8-K	7/14/2021	10.1
10.24 *	First amendment to the Avid Bioservices, Inc. 2018 Omnibus Incentive Plan	DEF-14A	8/27/2021	A
10.25 *	Form of Notice of Performance Stock Unit Award under 2018 Omnibus Incentive Plan	8-K	7/14/2022	10.1
10.26 *	Executive Severance Plan adopted December 5, 2022	8-K	12/9/2022	10.1
10.27	Credit Agreement, dated as of March 14, 2023, among Avid Bioservices, Inc., as the Borrower, the Guarantors Party Hereto, the Lenders Party Hereto, and Bank of Americal, N.A., as Administrative Agent and L/C Issuer	8-K	3/15/2023	10.1
23.1	Consent of Independent Registered Public Accounting Firm				X
24	Power of Attorney (included on signature page of Annual Report)				X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended				X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350				X
101.INS	XBRL Taxonomy Extension Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Presentation Extension Linkbase Document				X

* **	This Exhibit is a management contract or a compensation plan or arrangement. Portions omitted pursuant to a request of confidentiality filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVID BIOSERVICES, INC.

Date: June 21, 2023	By:	/s/ Nicholas S. Green
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Nicholas S. Green	President and Chief Executive Officer	June 21, 2023
Nicholas S. Green	and Director
(Principal Executive Officer)

/s/ Daniel R. Hart	Chief Financial Officer	June 21, 2023
Daniel R. Hart	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Joseph Carleone, Ph.D.	Chairman of the Board of Directors	June 21, 2023
Joseph Carleone, Ph.D.

/s/ Esther M. Alegria, Ph.D.	Director	June 21, 2023
Esther M. Alegria, Ph.D.

/s/ Richard B. Hancock	Director	June 21, 2023
Richard B. Hancock

/s/ Catherine J. Mackey, Ph.D.	Director	June 21, 2023
Catherine J. Mackey, Ph.D.

/s/ Gregory P. Sargen	Director	June 21, 2023
Gregory P. Sargen

/s/ Jeanne Thoma	Director	June 21, 2023
Jeanne Thoma

