Form 10-Q
period 2023-07-31
Avid Bioservices, Inc.
filed 2023-09-07
CIK 704562

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

or

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

63,112,934 shares of registrant’s common stock were outstanding as of August 18, 2023.

AVID BIOSERVICES, INC.

Form 10-Q

For the Fiscal Quarter Ended July 31, 2023

TABLE OF CONTENTS

As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “we,” “us,” “our,” and the “Company” refer to Avid Bioservices, Inc. and its subsidiary.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

avid bioservices, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except par value)

	July 31, 2023	April 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$24,898	$38,542
Accounts receivable, net	16,209	18,298
Contract assets	14,454	9,609
Inventory	40,866	43,908
Prepaid expenses and other current assets	1,892	2,094
Total current assets	98,319	112,451
Property and equipment, net	182,299	177,369
Operating lease right-of-use assets	42,374	42,772
Deferred tax assets	114,238	113,639
Other assets	4,757	4,473
Restricted cash	350	350
Total assets	$442,337	$451,054
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,813	$24,593
Accrued compensation and benefits	4,667	8,780
Contract liabilities	33,019	37,352
Current portion of operating lease liabilities	1,262	1,358
Other current liabilities	2,296	1,626
Total current liabilities	64,057	73,709
Convertible senior notes, net	140,888	140,623
Operating lease liabilities, less current portion	45,370	45,690
Finance lease liabilities, less current portion	1,424	1,562
Total liabilities	251,739	261,584

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at respective dates	–	–
Common stock, $0.001 par value; 150,000 shares authorized; 63,111 and 62,692 shares issued and outstanding at respective dates	63	63
Additional paid-in capital	623,445	620,224
Accumulated deficit	(432,910)	(430,817)
Total stockholders’ equity	190,598	189,470
Total liabilities and stockholders’ equity	$442,337	$451,054

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands, except per share information)

	Three Months Ended July 31,
	2023	2022

Revenues	$37,726	$36,692
Cost of revenues	33,626	27,575
Gross profit	4,100	9,117
Operating expenses:
Selling, general and administrative	6,263	6,382
Total operating expenses	6,263	6,382
Operating income (loss)	(2,163)	2,735
Interest expense	(775)	(518)
Other income (expense), net	258	50
Net income (loss) before income taxes	(2,680)	2,267
Income tax expense (benefit)	(587)	703
Net income (loss)	$(2,093)	$1,564
Comprehensive income (loss)	$(2,093)	$1,564

Net income (loss) per share:
Basic	$(0.03)	$0.03
Diluted	$(0.03)	$0.02

Weighted average common shares outstanding:
Basic	62,838	61,905
Diluted	62,838	63,333

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

	Three Months Ended July 31, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at April 30, 2023	62,692	$63	$620,224	$(430,817)	$189,470
Common stock issued under equity compensation plans	419	–	878	–	878
Stock-based compensation expense	–	–	2,343	–	2,343
Net loss	–	–	–	(2,093)	(2,093)
Balance at July 31, 2023	63,111	$63	$623,445	$(432,910)	$190,598

	Three Months Ended July 31, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at April 30, 2022	61,807	$62	$605,841	$(431,377)	$174,526
Common stock issued under equity compensation plans	358	–	1,012	–	1,012
Stock-based compensation expense	–	–	1,897	–	1,897
Net income	–	–	–	1,564	1,564
Balance at July 31, 2022	62,165	$62	$608,750	$(429,813)	$178,999

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended July 31,
	2023	2022

Cash flows from operating activities:
Net income (loss)	$(2,093)	$1,564
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	2,343	1,897
Depreciation and amortization	2,649	1,590
Amortization of debt issuance costs	339	260
Deferred income taxes	(599)	610
Loss on disposal of property and equipment	46	34
Changes in operating assets and liabilities:
Accounts receivable, net	2,089	(5,398)
Contract assets	(4,845)	(1,709)
Inventory	3,042	(4,292)
Prepaid expenses and other assets	(131)	(355)
Accounts payable	4,684	4,242
Accrued compensation and benefits	(4,113)	(3,118)
Contract liabilities	(4,333)	(1,023)
Other accrued expenses and liabilities	644	664
Net cash used in operating activities	(278)	(5,034)

Cash flows from investing activities:
Purchase of property and equipment	(14,114)	(6,924)
Net cash used in investing activities	(14,114)	(6,924)

Cash flows from financing activities:
Proceeds from issuance of common stock under equity compensation plans	878	1,012
Principal payments on finance lease	(130)	(83)
Net cash provided by financing activities	748	929

Net decrease in cash, cash equivalents and restricted cash	(13,644)	(11,029)
Cash, cash equivalents and restricted cash, beginning of period	38,892	126,516
Cash, cash equivalents and restricted cash, end of period	$25,248	$115,487

Supplemental disclosures of cash flow information:
Cash paid for interest	$27	$23
Cash paid for income taxes	$12	$40

Supplemental disclosures of non-cash activities:
Unpaid purchases of property and equipment	$7,636	$16,674

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to quarterly reports on Form 10-Q, and accordingly, they do not include all the information and disclosures required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2023, as filed with the SEC on June 21, 2023. The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented, with such adjustments consisting only of normal recurring adjustments. Results of operations for interim periods covered by this Quarterly Report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year or any other interim period.

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

Note 2 – Summary of Significant Accounting Policies

Information regarding our significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies,” of the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2023.

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

The following table summarizes our revenue streams (in thousands):

	Three Months Ended July 31,
	2023	2022
Manufacturing revenues	$33,420	$31,481
Process development revenues	4,306	5,211
Total revenues	$37,726	$36,692

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

During the three months ended July 31, 2023 and 2022, we recognized revenue of $16.8 million and $18.6 million, respectively, for which the contract liability was recorded in a prior period.

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

During the three months ended July 31, 2023, changes in estimates for variable consideration resulted in a decrease in revenues of $1.4 million. The changes in estimates for variable consideration were a result of an insolvent customer. There were no material adjustments in estimates for variable consideration for the three months ended July 31, 2022.

We apply the practical expedient available under ASC 606 that permits us not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. As of July 31, 2023, we do not have any unsatisfied performance obligations for contracts greater than one year.

Costs incurred to obtain a contract are not material. These costs are generally employee sales commissions, which are expensed as incurred and included in selling, general and administrative expense in the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss).

Restricted Cash

Under the terms of an operating lease related to one of our facilities (Note 4), we are required to maintain a letter of credit as collateral. Accordingly, at July 31, 2023 and April 30, 2023, restricted cash of $0.4 million was pledged as collateral under the letter of credit.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	July 31, 2023	April 30, 2023	July 31, 2022	April 30, 2022
Cash and cash equivalents	$24,898	$38,542	$115,137	$126,166
Restricted cash	350	350	350	350
Total cash, cash equivalents and restricted cash	$25,248	$38,892	$115,487	$126,516

Accounts Receivable, Net

Accounts receivable is primarily comprised of amounts owed to us for services provided under our customer contracts and are recorded at the invoiced amount net of an allowance for doubtful accounts, if necessary. We apply judgement in assessing the ultimate realization of our receivables, that includes an assessment of expected credit losses, and we estimate our allowance for doubtful accounts based on various factors, including our historical collection experience, aging of our customer receivable balances, current and future economic market conditions, and the financial condition of our customers.

Based on our analysis of our accounts receivable balance as of July 31, 2023 and April 30, 2023, we determined an allowance for doubtful accounts of $2.2 million and $0.5 million, respectively, was deemed necessary.

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

Costs for property and equipment not yet placed into service have been capitalized as construction-in-progress. These costs are primarily related to equipment and leasehold improvements associated with our manufacturing facilities and will be depreciated in accordance with the above guidelines once placed into service. Interest costs incurred during construction of major capital projects are capitalized as construction-in-progress until the underlying asset is ready for its intended use, at which point the interest costs are amortized as depreciation expense over the life of the underlying asset. Interest capitalized as construction-in-progress for the three months ended July 31, 2023 and 2022 was de minimis and $0.2 million, respectively. All of our property and equipment are located in the United States. Property and equipment consist of the following (in thousands):

	July 31, 2023	April 30, 2023
Leasehold improvements	$101,310	$97,514
Laboratory and manufacturing equipment	42,369	35,501
Computer equipment and software	5,045	5,028
Furniture, fixtures and office equipment	1,894	1,681
Construction-in-progress	64,573	68,013
Total property and equipment, gross	215,191	207,737
Less: accumulated depreciation and amortization	(32,892)	(30,368)
Total property and equipment, net	$182,299	$177,369

Depreciation and amortization expense for the three months ended July 31, 2023 and 2022 was $2.6 million and $1.6 million, respectively.

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

Impairment

Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. If such events or changes in circumstances arise, we compare the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the long-lived assets are determined to be impaired, any excess of the carrying value of the long-lived assets over its estimated fair value is recognized as an impairment loss. For the three months ended July 31, 2023 and 2022, there were no indicators of impairment of the value of our long-lived assets and no cumulative impairment losses were recognized as of July 31, 2023.

Stock-Based Compensation

We account for stock options, restricted stock units, performance stock units and other stock-based awards granted under our equity compensation plans in accordance with the authoritative guidance of ASC 718, Compensation – Stock Compensation. The estimated fair value of stock options granted to employees in exchange for services is measured at the grant date, using a fair value-based method, such as a Black-Scholes option valuation model, and is recognized as an expense on a straight-line basis over the requisite service periods. The fair value of restricted stock units and performance stock units is measured at the grant date based on the closing market price of our common stock on the date of grant. For restricted stock units, the fair value is recognized as an expense on a straight-line basis over the requisite service periods. For performance stock units, which are subject to performance conditions, the fair value is recognized as expense on a straight-line basis over the requisite service periods when the achievement of such performance condition is determined to be probable. If a performance condition is not determined to be probable or is not met, no stock-based compensation expense is recognized, and any previously recognized expense is reversed. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur.

Debt Issuance Costs

Debt issuance costs related to convertible senior notes are recorded as a deduction that is netted against the principal value of the debt and are amortized to interest expense using the effective interest method over the contractual term of the debt (Note 3).

Debt issuance costs related to the revolving credit facility are included in prepaid expenses and other current assets in the consolidated balance sheet and are amortized to interest expense over the contractual term of the revolving credit facility (Note 3).

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

As of July 31, 2023 and April 30, 2023, we did not have any Level 2 or Level 3 financial assets and our cash equivalents of $15.6 million and $28.7 million, respectively, were invested in money market funds with no more than two commercial banks and carried at fair value based on quoted market prices for identical securities (Level 1 input). We consider the fair value of our convertible senior notes to be a Level 2 financial liability due to limited trading activity of the senior convertible notes (Note 3). We did not have any other Level 2 or Level 3 financial liabilities as of July 31, 2023 and April 30, 2023.

Recently Adopted Accounting Standard

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU 2016-13”). The standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments. We adopted ASU 2016-13 on May 1, 2023, and the adoption of this standard did not have a material impact on our unaudited condensed consolidated financial statements.

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

On or after September 15, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders at their option may convert their Convertible Notes at any time, regardless of the foregoing circumstances.

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

As of July 31, 2023, the conditions allowing holders of the Convertible Notes to convert had not been met and, therefore, the Convertible Notes are classified as a long-term liability on the unaudited condensed consolidated balance sheets at July 31, 2023 and April 30, 2023.

The net carrying amount of the Convertible Notes is as follows (in thousands):

	July 31, 2023	April 30, 2023
Principal	$143,750	$143,750
Unamortized issuance costs	(2,862)	(3,127)
Net carrying amount	$140,888	$140,623

As of July 31, 2023, the estimated fair value of the Convertible Notes was approximately $133.5 million. The fair value was determined based on the last actively traded price per $100 of the Convertible Notes for the period ended July 31, 2023 (Level 2).

The following table summarizes the interest expense recognized related to the Convertible Notes for the three months ended July 31, 2023 and 2022 (in thousands).

	Three Months Ended July 31, 2023	Three Months Ended July 31, 2022
Contractual interest expense	$408	$224
Amortization of issuance costs	265	260
Total interest expense associated with Convertible Notes	$673	$484

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

We evaluated the Capped Calls under ASC 815-10 and determined that they should be accounted for as a separate transaction from the Convertible Notes and that the Capped Calls met the criteria for equity classification. Therefore, the cost of $12.8 million to purchase the Capped Calls was recorded as a reduction to additional paid-in capital. The Capped Calls will not be subsequently remeasured as long as the conditions for equity classification continue to be met. As of July 31, 2023 and April 30, 2023, there were no conversions of our Convertible Notes, and therefore, there was no activity with respect to the Capped Calls. We believe the conditions for equity classification continue to be met as of July 31, 2023 and April 30, 2023.

Revolving Credit Facility

On March 14, 2023, we entered into a credit agreement with Bank of America, N.A., as administrative agent and letter of credit issuer (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) in an amount equal to the lesser of (i) $50 million, and (ii) a borrowing base calculated as the sum of (a) 80% of the value of certain of our eligible accounts receivable, plus (b) up to 100% of the value of eligible cash collateral. The Revolving Credit Facility will mature on March 13, 2024 and is secured by substantially all of our assets. As of July 31, 2023, there were no outstanding loans under the Revolving Credit Facility.

Loans under the Revolving Credit Facility will bear interest at either a term Secured Overnight Financing Rate (“SOFR”) rate for a specified interest period plus a SOFR adjustment (equal to 0.10%) plus a margin of 1.40% or base rate plus a margin of 0.40% at our option. Interest on any outstanding loans is due and payable monthly and the principal balance is due at maturity. In addition, we pay a quarterly unused revolving line facility fee of 0.20% per annum on the average unused facility.

The Credit Agreement includes certain customary affirmative and negative covenants, including limitations on mergers, consolidations and sales of assets, limitations on liens, limitations on certain restricted payments and investments, limitations on transactions with affiliates and limitations on incurring additional indebtedness. In addition, the Credit Agreement requires maintenance of a minimum consolidated EBITDA, as defined in the Credit Agreement, of $15 million for the most recently completed four fiscal quarters as measured at the end of each fiscal quarter. As of July 31, 2023, we were in compliance with the Credit Agreement’s financial covenant.

The Credit Agreement also provides for certain customary events of defaults, including, among others, failure to make payments, breach of representations and warranties, and default of covenants.

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

We also lease certain manufacturing equipment under a 5-year finance lease that commenced in the second quarter of fiscal year 2022.

The components of our lease costs for the three months ended July 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended July 31,
	2023	2022
Operating lease cost	$1,140	$1,083
Variable lease cost	351	389
Short-term lease cost	36	130
Finance lease costs:
Amortization of right-of-use assets	54	54
Interest on lease liabilities	27	33
Total lease costs	$1,608	$1,689

Supplemental consolidated balance sheet and other information related to our leases as of July 31, 2023 and April 30, 2023 were as follows (in thousands, expect weighted average data):

Leases	Classification	July 31, 2023	April 30, 2023
Assets
Operating	Operating lease right-of-use assets	$42,374	$42,772
Finance	Property and equipment, net	2,460	2,529
Total leased assets		$44,834	$45,301

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$1,262	$1,358
Finance	Other current liabilities	539	531
Non-current:
Operating	Operating lease liabilities, less current portion	45,370	45,690
Finance	Finance lease liabilities, less current portion	1,424	1,562
Total lease liabilities		$48,595	$49,141

Weighted average remaining lease term (years):
Operating leases	16.4	16.6
Finance lease	3.4	3.7
Weighted average discount rate:
Operating leases	6.0%	6.0%
Finance lease	5.3%	5.3%

Supplemental cash flow information related to our leases for the three months ended July 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended July 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,119	$963
Operating cash flows from finance lease	27	22
Financing cash flows from finance lease	130	83
Non-cash transaction:
Unpaid finance lease obligation	$–	$41

As of July 31, 2023, the maturities of our lease liabilities, which includes those derived from lease renewal options that we considered it reasonably certain that we would exercise, were as follows (in thousands):

Fiscal Year Ending April 30,	Operating Leases	Finance Lease	Total
2024 (remaining period)	$3,021	$472	$3,493
2025	4,060	629	4,689
2026	4,167	629	4,796
2027	4,199	419	4,618
2028	4,036	–	4,036
Thereafter	56,418	–	56,418
Total lease payments	$75,901	$2,149	$78,050
Less: imputed interest	(29,269)	(186)	(29,455)
Total lease liabilities	$46,632	$1,963	$48,595

Note 5 – Equity Compensation Plans

Stock Incentive Plans

As of July 31, 2023, we had an aggregate of 7,806,772 shares of our common stock reserved for issuance under our stock incentive plans, of which 4,642,661 shares were subject to outstanding stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) and 3,164,111 shares were available for future grants of stock-based awards.

Stock Options

The following summarizes our stock option transaction activity for the three months ended July 31, 2023:

	Stock Options	Grant Date Weighted Average Exercise Price
	(in thousands)
Outstanding at May 1, 2023	2,079	$6.76
Granted	–	$–
Exercised	(41)	$8.46
Canceled or expired	(8)	$13.15
Outstanding at July 31, 2023	2,030	$6.70

Restricted Stock Units

The following summarizes our RSUs transaction activity for the three months ended July 31, 2023:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at May 1, 2023	1,006	$16.83
Granted	661	$14.05
Vested	(170)	$11.29
Forfeited	(19)	$17.89
Outstanding at July 31, 2023	1,478	$16.21

Performance Stock Units

The Compensation Committee of the Board of Directors grants PSUs to our executives. The PSUs are subject to annual vesting over three consecutive fiscal year performance periods with the first one-third vesting on April 30 of the year following the grant date, and each successive one-third vesting on April 30 of the following two years respectively (each a “Performance Period”). Each PSU that vests represent the right to receive one share of our common stock. The number of shares that will vest for each Performance Period, if any, is based upon the attainment of certain predetermined financial metrics for each such Performance Period. Depending on the actual financial metrics achieved relative to the target financial metrics for such Performance Periods, the number of PSUs issued could range from 0% to 200% of the target amount. The number of granted shares included in the table below is based on a maximum 200% achievement of each financial metric during each Performance Period (the “Maximum Performance Target”). If a financial metric is achieved at a rate below the Maximum Performance Target, or is not achieved, the corresponding portions of the PSUs that do not vest are forfeited.

The following summarizes our PSUs transaction activity for the three months ended July 31, 2023:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at May 1, 2023	522	$19.70
Granted	613	$13.92
Vested	–	$–
Forfeited	–	$–
Outstanding at July 31, 2023	1,135	$16.58

Employee Stock Purchase Plan

The Avid Bioservices, Inc. 2010 Employee Stock Purchase Plan (the “ESPP”) is a stockholder-approved plan under which employees can purchase shares of our common stock, based on a percentage of their compensation, subject to certain limits. The purchase price per share is equal to the lower of 85% of the fair market value of our common stock on the first trading day of the six-month offering period or on the last trading day of the six-month offering period. During the three months ended July 31, 2023, a total of 46,224 shares of our common stock were purchased under the ESPP at a purchase price of $11.46 per share. As of July 31, 2023, we had 917,092 shares of our common stock reserved for issuance under the ESPP.

Stock-Based Compensation

Stock-based compensation expense included in our unaudited condensed consolidated statements of income (loss) and comprehensive income (loss) for the three months ended July 31, 2023 and 2022 was comprised of the following (in thousands):

	Three Months Ended July 31,
	2023	2022
Cost of revenues	$954	$687
Selling, general and administrative	1,389	1,210
Total	$2,343	$1,897

As of July 31, 2023, the total estimated unrecognized compensation cost related to non-vested stock options and RSUs was $0.9 million and $22.6 million, respectively. These costs are expected to be recognized over weighted average vesting periods of 0.91 and 3.12 years, respectively. As of July 31, 2023, there was $10.6 million of total estimated unrecognized compensation cost related to non-vested PSUs associated with the Performance Periods ending April 30, 2024, 2025 and 2026. This cost is expected to be recognized over the weighted average vesting period of 1.47 years, however, we will assess the likelihood of achieving the predetermined financial metrics associated with each Performance Period on a quarterly basis and the expense recognized, if any, will be adjusted accordingly.

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

For the three months ended July 31, 2023 and 2022, we recorded an income tax (benefit) of $(0.6) million and an income tax expense of $0.7 million, respectively, resulting in an effective tax rate of approximately 22% and 30%, respectively.

The provision for income taxes recorded for the three months ended July 31, 2023 and 2022 differs from the U.S. federal statutory tax rate of 21% due primarily to the tax impact of stock-based compensation, non-deductible officers’ compensation, and transportation fringe benefits.

We have no material uncertain tax position liabilities as of July 31, 2023 and April 30, 2023. It is our policy to recognize interest and penalties related to income tax matters in interest expense and other income (expense), net, respectively, in our unaudited condensed consolidated statements of income (loss) and comprehensive income (loss). There was no accrued interest or penalties associated with uncertain tax positions as of July 31, 2023 and April 30, 2023.

Note 7 – Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing our net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing our net income (loss) by the sum of the weighted average number of shares of common stock outstanding during the period plus the potential dilutive effects of stock options, unvested RSUs, unvested PSUs, shares of common stock expected to be issued under our ESPP, and Convertible Notes.

The potential dilutive effect of stock options, unvested RSUs, unvested PSUs, and shares of common stock expected to be issued under our ESPP during the period are calculated in accordance with the treasury stock method but are excluded if their effect is anti-dilutive. The potential dilutive effect of our Convertible Notes is calculated using the if-converted method assuming the conversion of our Convertible Notes as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. A reconciliation of the numerators and the denominators of the basic and dilutive net income (loss) per common share computations are as follows (in thousands, except per share amounts):

	Three Months Ended July 31,
	2023	2022
Numerator:
Net income (loss)	$(2,093)	$1,564
Denominator:
Weighted average basic common shares outstanding	62,838	61,905
Effect of dilutive securities:
Stock options	–	1,195
RSUs and ESPP	–	233
Weighted average dilutive common shares outstanding	62,838	63,333

Net income (loss) per share:
Basic	$(0.03)	$0.03
Diluted	$(0.03)	$0.02

The following table presents the potential dilutive securities excluded from the calculation of diluted net income (loss) per share for the periods presented as the effect of their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended July 31,
	2023	2022
Stock options	1,138	55
RSUs, PSUs and ESPP	907	466
Convertible Notes	6,776	6,776
Total	8,821	7,297

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

The following discussion and analysis of the financial condition and results of our operations should be read together with the unaudited condensed consolidated financial statements and related notes of Avid Bioservices, Inc. included in Part I Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2023.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results of operations to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2023, those identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, and in other filings we may make with the Securities and Exchange Commission from time to time. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements and, except as required by law, assume no obligation and do not intend to update these forward-looking statements.

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

Strategic Objectives

We have a growth strategy that seeks to align with the growth of the biopharmaceutical drug substance contract services market. That strategy encompasses the following objectives:

•	Invest in additional manufacturing capacity, capabilities and resources required for us to achieve our long-term growth strategy and meet the growth-demand of our customers’ programs, moving from development through to commercial manufacturing;
•	Broaden our market awareness through a diversified yet flexible marketing strategy;
•	Continue to expand our customer base and programs with existing customers for both process development and manufacturing service offerings;
•	Explore strategic opportunities both within our core business as well as in adjacent and/or synergistic service offerings in order to enhance and/or broaden our capabilities; and
•	Increase our operating profit margin to best in class industry standards.

First Quarter Highlights

The following summarizes select highlights from our first quarter ended July 31, 2023:

•	Reported revenues of $37.7 million, an increase of 3%, or $1.0 million, compared to the same prior year period;
•	Expanded programs with existing customers and ended the quarter with a backlog of approximately $189 million; and
•	Continued to advance the build-out of CGMP manufacturing suites in our cell and gene therapy facility, which remains expected to be online by the end of the third quarter of calendar 2023.

Facility Expansion

During fiscal year 2022, we announced plans to expand our CDMO service offerings into viral vector development and manufacturing services for the rapidly growing cell and gene therapy (“CGT”) market. This expansion consists of a two-phased approach to the construction of a world-class, single purpose-built CGT development and CGMP manufacturing facility in Costa Mesa, California (the “CGT Facility”). In June 2022, we completed the first phase with the opening of our new analytical and process development laboratories. The second phase of construction is the build out of CGMP manufacturing suites, which is expected to be online by the end of the third quarter of calendar 2023. We estimate that as of July 31, 2023, the remaining cost to complete our CGT Facility construction is approximately $8 million.

Upon completion of this expansion project, we estimate that our combined facilities will have the potential to bring our total revenue generating capacity to up to approximately $400 million annually, depending on the mix of future customer projects.

Performance and Financial Measures

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are revenues, gross profit, selling, general and administrative expenses, operating income, interest expense, other income (expense), net, and income tax expense (benefit).

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

Other Income (Expense), Net

Other income (expense), net primarily consists of interest earned on our cash and cash equivalents, net of gains (losses) from the disposal of long-live assets.

Income Tax Expense (Benefit)

We are subject to taxation in the United States and various states jurisdictions in which we conduct our business. We prepare our income tax provision based on our interpretation of the income tax accounting rules and each jurisdiction’s enacted tax laws and regulations. For additional information refer to Note 6, Income Taxes, of the notes to unaudited condensed consolidated financial statements.

Results of Operations

The following table compares the results of our operations for the three months ended July 31, 2023 and 2022 (in thousands):

	Three Months Ended July 31,
	2023	2022	$ Change
Revenues	$37,726	$36,692	$1,034
Cost of revenues	33,626	27,575	6,051
Gross profit	4,100	9,117	(5,017)
Operating expenses:
Selling, general and administrative	6,263	6,382	(119)
Total operating expenses	6,263	6,382	(119)
Operating income (loss)	(2,163)	2,735	(4,898)
Interest expense	(775)	(518)	(257)
Other income (expense), net	258	50	208
Net income (loss) before income taxes	(2,680)	2,267	(4,947)
Income tax expense (benefit)	(587)	703	(1,290)
Net income (loss)	$(2,093)	$1,564	$(3,657)

Three Months Ended July 31, 2023 Compared to Three Months Ended July 31, 2022

Revenues

Revenues for the three months ended July 31, 2023 were $37.7 million compared to $36.7 million for the same period in the prior year, an increase of $1.0 million, or 3%. The increase was primarily attributed to an increase in manufacturing revenues from late-stage programs. The following table compares revenues by revenue stream for the three months ended July 31, 2023 and 2022 (in thousands):

	Three Months Ended July 31,
	2023	2022	Change
Manufacturing revenues	$33,420	$31,481	$1,939
Process development revenues	4,306	5,211	(905)
Total revenues	$37,726	$36,692	$1,034

Gross Profit

Gross profit for the three months ended July 31, 2023 was $4.1 million (11% gross margin) compared to a gross profit of $9.1 million (25% gross margin) for the same period in the prior year. The decrease in gross margin during the three months ended July 31, 2023, as compared to the same prior year period was primarily driven by costs related to ongoing expansions of both our capacity and our technological capabilities. This included adding staff and associated overhead, including depreciation expense, that will provide critical capacity for near and medium-term growth. Margins during the current quarter were also impacted by a terminated project relating to the insolvency of one of our smaller customers and a delay in our ability to recognize the revenues of one product pending the implementation of a process change.

We expect our gross profit will continue to be impacted in the near-term due to our increased fixed cost base related to the additional personnel, additional facility and equipment related costs, and increased depreciation expense from our expansions of both our capacity and our technological capabilities.

Selling, General and Administrative Expenses

SG&A expenses were $6.3 million for the three months ended July 31, 2023 compared to $6.4 million for the same period in the prior year, a decrease of approximately $0.1 million, or 2%. The net decrease in SG&A expenses was attributed to the following components:

$ millions
Increase in compensation and benefit related expenses	$0.3
Decrease in consulting and other professional fees	(0.2)
Net decrease in all other SG&A expenses	(0.2)
Total decrease in SG&A expenses	$(0.1)

As a percentage of revenues, SG&A expenses for the three months ended July 31, 2023 and 2022 were both 17%. SG&A expenses are generally not directly proportional to revenues, but we expect such expenses to increase over time to support the needs of our growing company.

Operating Income (Loss)

Operating loss was $2.2 million for the three months ended July 31, 2023 compared to operating income of $2.7 million for the same period in the prior year. This $4.9 million decrease in year-over-year operating income (loss) can be attributed to the $5.0 million decrease in gross profit described above, offset by the $0.1 million decrease in SG&A expenses described above.

Interest Expense

Interest expense was $0.8 million for the three months ended July 31, 2023 compared to $0.5 million for the same period in the prior year. This $0.3 million increase can primarily be attributed to a de minimis amount of interest expense capitalized as construction-in-progress during the current year period compared to $0.2 million of interest capitalized during the same prior year period, combined with an increase of $0.1 million of interest expense associated with the revolving credit facility we entered into in March 2023.

Other Income (Expense), net

Other income (expense), net (“OI&E”) was $0.3 million for the three months ended July 31, 2023 compared to $0.1 million for the same period in the prior year, an increase of $0.2 million. This year-over-year increase in OI&E can primarily be attributed to an increase in interest income of $0.2 million.

Income Tax Expense (Benefit)

Income tax benefit was $0.6 million for the three months ended July 31, 2023 compared to income tax expense of $0.7 million for the same period in the prior year. This $1.3 million decrease in our provision for income taxes can primarily be attributed to our pre-tax net loss for the current year period. Our effective tax rate for the current year period was approximately 22% and was computed based on the U.S. federal statutory rate of 21% adjusted primarily for the tax impact of stock-based compensation, non-deductible officers’ compensation, and transportation fringe benefits.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash and cash equivalents on hand. As of July 31, 2023, we had cash and cash equivalents of $24.9 million. We believe that our existing cash on hand and our anticipated cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months from the date of this Quarterly Report.

If our existing cash on hand and our anticipated cash flows from operations are not sufficient to support our operations or capital requirements, including our cell and gene therapy facility expansion, then we may, in the future, draw on our existing revolving credit facility, which is subject to covenant compliance and availability (as described in Note 3 of the notes to unaudited condensed consolidated financial statements) and/or obtain additional debt or equity financing to fund our future operations and/or such expansion. We may raise these funds at the appropriate time, accessing the form of capital that we determine is most appropriate considering the markets available to us and their respective costs of capital, such as through the issuance of debt or through the public offering of securities. These financings may not be available on acceptable terms, or at all. Our ability to raise additional capital in the equity and debt markets is dependent on several factors including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties including, but not limited to, our financial results, economic and market conditions, and global financial crises and economic downturns, which may cause extreme volatility and disruptions in capital and credit markets. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us, or it may contain restrictions on the operations of our business.

Cash Flows

The following table compares our cash flow activities for the three months ended July 31, 2023 and 2022 (in thousands):

	Three Months Ended July 31,
	2023	2022	$ Change
Net cash used in operating activities	$(278)	$(5,034)	$4,756
Net cash used in investing activities	$(14,114)	$(6,924)	$(7,190)
Net cash provided by financing activities	$748	$929	$(181)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended July 31, 2023 was a result of a $2.1 million net loss combined with a reduction in working capital as a result of a net change in operating assets and liabilities of $3.0 million, offset by non-cash adjustments to net loss of $4.8 million primarily related to stock-based compensation, depreciation and amortization expense, amortization of debt issuance costs, and deferred income taxes.

Net cash used in operating activities for the three months ended July 31, 2022 was a result of a net change in operating assets and liabilities of $11.0 million, offset by $1.6 million of net income and non-cash adjustments to net income of $4.4 million primarily related to stock-based compensation and depreciation and amortization expense.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended July 31, 2023 and 2022 consisted of $14.1 million and $6.9 million, respectively, used to acquire property and equipment primarily related to the expansion of our mammalian facilities and the construction of our cell and gene therapy facility.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended July 31, 2023 consisted of $0.9 million in net proceeds from the issuance of common stock under our equity compensation plans, offset by $0.1 million in principal payments on a finance lease.

Net cash provided by financing activities for the three months ended July 31, 2022 consisted of $1.0 million in net proceeds from the issuance of common stock under our equity compensation plans, offset by $0.1 million in principal payments on a finance lease.

Cash Requirements

Our material cash requirements include the following contractual and other obligations:

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

As of July 31, 2023, the aggregate principal amount outstanding on our Convertible Notes was $143.8 million. For additional information regarding the Convertible Notes, see Note 3 of the notes to unaudited condensed consolidated financial statements.

Leases

We lease certain office, manufacturing, laboratory, and warehouse space located in Orange County, California under operating lease agreements. Our leased facilities have original lease terms ranging from 7 to 12 years, contain multi-year renewal options, and scheduled rent increases of 3% on either an annual or biennial basis. We also lease certain manufacturing equipment under a 5-year finance lease that expires in December 2026. As of July 31, 2023, we had outstanding lease payment obligations of approximately $78.0 million, of which $3.5 million is payable in the remainder of fiscal 2024, $4.7 million is payable in fiscal 2025, $4.8 million is payable in fiscal 2026, $4.6 million is payable in fiscal 2027, $4.0 million is payable in fiscal 2028, and $56.4 million is payable thereafter.

Capital Expenditures

Our fiscal year 2024 capital expenditures primarily relate to the facility expansions. During the three months ended July 31, 2023, our capital expenditures were $14.1 million, and $7.6 million were incurred and accrued as of July 31, 2023, for a total of $21.7 million. We currently anticipate that our total capital expenditures for fiscal year 2024 will be approximately $30 million.

Revolving Credit Facility

In March 2023, we entered into a credit agreement with Bank of America, N.A., as administrative agent and letter of credit issuer (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) in an amount equal to the lesser of (i) $50 million, and (ii) a borrowing base calculated as the sum of (a) 80% of the value of certain of our eligible accounts receivable, plus (b) up to 100% of the value of eligible cash collateral. The Revolving Credit Facility will mature on March 13, 2024, and is secured by substantially all of our assets. As of July 31, 2023, there were no outstanding loans under the Revolving Credit Facility.

Loans under the Revolving Credit Facility will bear interest at either a term Secured Overnight Financing Rate (“SOFR”) rate for a specified interest period plus a SOFR adjustment (equal to 0.10%) plus a margin of 1.40% or base rate plus a margin of 0.40% at our option. Interest on any outstanding loans is due and payable monthly and the principal balance is due at maturity. In addition, we pay a quarterly unused revolving line facility fee of 0.20% per annum on the average unused facility.

The Credit Agreement includes certain customary affirmative and negative covenants, including limitations on mergers, consolidations and sales of assets, limitations on liens, limitations on certain restricted payments and investments, limitations on transactions with affiliates and limitations on incurring additional indebtedness. In addition, the Credit Agreement requires maintenance of a minimum consolidated EBITDA, as defined in the Credit Agreement, of $15 million for the most recently completed four fiscal quarters as measured at the end of each fiscal quarter. As of July 31, 2023, we were in compliance with the Credit Agreement’s financial covenant.

The Credit Agreement also provides for certain customary events of defaults, including, among others, failure to make payments, breach of representations and warranties, and default of covenants.

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We review our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. During the three months ended July 31, 2023, there were no significant changes in our critical accounting policies as previously disclosed by us in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2023.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements applicable to us, please refer to Note 2, Summary of Significant Accounting Policies, in the accompanying notes to our unaudited condensed consolidated financial statements.

Backlog

Our backlog represents, as of a point in time, expected future revenue from contracted work not yet completed. As of July 31, 2023, our backlog was approximately $189 million, as compared to approximately $191 million as of April 30, 2023. While we anticipate a significant amount of our backlog will be recognized as revenue over the next five fiscal quarters, our backlog is subject to a number of risks and uncertainties, including but not limited to: (i) the risk that a customer timely cancels its commitments prior to our initiation of services, in which case we may be required to refund some or all of the amounts paid to us in advance under those canceled commitments; (ii) the risk that a customer may experience delays in its program(s) or otherwise, which could result in the postponement of anticipated services; (iii) the risk that we may not successfully execute on all customer projects; and (iv) the risk that commencement of customer projects may be postponed due to supply chain delays, any of which could have a negative impact on our liquidity, reported backlog and future revenues and profitability.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the three months ended July 31, 2023, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the fiscal year ended April 30, 2023.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2023, the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of July 31, 2023.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting, during the quarter ended July 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, results of operations and cash flows. For a detailed discussion of the risks that affect our business, please refer to Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2023. There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K.

Item 5.	Other Information

During the three months ended July 31, 2023, none of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6.	Exhibits

(a)	Exhibits:

3.2	Amended and Restated Bylaws of Avid Bioservices, Inc. adopted on June 19, 2023. (1)
10.1	Avid Bioservices, Inc. Deferred Compensation Plan. (2)(†)
10.2	Form of Notice of Grant of Performance Stock Unit Award. (3)(†)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).*

__________________

(1)	Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2023.
(2)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2023.
(3)	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2023.
†	Indicates management contract or compensatory plan.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVID BIOSERVICES, INC.

Date: September 7, 2023	By: /s/ Nicholas S. Green
Nicholas S. Green
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 7, 2023	By: /s/ Daniel R. Hart
Daniel R. Hart
Chief Financial Officer
(signed both as an officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Principal Accounting Officer)

