Form 10-Q
period 2023-10-31
Avid Bioservices, Inc.
filed 2023-12-07
CIK 704562

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

or

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

63,239,238 shares of registrant’s common stock were outstanding as of November 27, 2023.

AVID BIOSERVICES, INC.

Form 10-Q

For the Fiscal Quarter Ended October 31, 2023

TABLE OF CONTENTS

As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “we,” “us,” “our,” and the “Company” refer to Avid Bioservices, Inc. and its subsidiary.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

avid bioservices, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except par value)

	October 31, 2023	April 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$31,424	$38,542
Accounts receivable, net	13,379	18,298
Contract assets	10,847	9,609
Inventory	38,583	43,908
Prepaid expenses and other current assets	9,972	2,094
Total current assets	104,205	112,451
Property and equipment, net	187,174	177,369
Operating lease right-of-use assets	41,973	42,772
Deferred tax assets	116,617	113,639
Other assets	4,673	4,473
Restricted cash	–	350
Total assets	$454,642	$451,054
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,784	$24,593
Accrued compensation and benefits	4,244	8,780
Contract liabilities	46,437	37,352
Current portion of operating lease liabilities	1,263	1,358
Other current liabilities	2,209	1,626
Total current liabilities	76,937	73,709
Convertible senior notes, net	141,154	140,623
Operating lease liabilities, less current portion	45,036	45,690
Finance lease liabilities, less current portion	7,840	1,562
Total liabilities	270,967	261,584

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at respective dates	–	–
Common stock, $0.001 par value; 150,000 shares authorized; 63,234 and 62,692 shares issued and outstanding at respective dates	63	63
Additional paid-in capital	626,031	620,224
Accumulated deficit	(442,419)	(430,817)
Total stockholders’ equity	183,675	189,470
Total liabilities and stockholders’ equity	$454,642	$451,054

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands, except per share information)

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022

Revenues	$25,395	$34,757	$63,121	$71,449
Cost of revenues	30,060	30,610	63,686	58,185
Gross profit (loss)	(4,665)	4,147	(565)	13,264
Operating expenses:
Selling, general and administrative	6,557	6,831	12,820	13,213
Total operating expenses	6,557	6,831	12,820	13,213
Operating income (loss)	(11,222)	(2,684)	(13,385)	51
Interest expense	(805)	(703)	(1,580)	(1,221)
Other income, net	140	145	398	195
Net loss before income taxes	(11,887)	(3,242)	(14,567)	(975)
Income tax benefit	(2,378)	(2,086)	(2,965)	(1,383)
Net income (loss)	$(9,509)	$(1,156)	$(11,602)	$408
Comprehensive income (loss)	$(9,509)	$(1,156)	$(11,602)	$408

Net income (loss) per share:
Basic	$(0.15)	$(0.02)	$(0.18)	$0.01
Diluted	$(0.15)	$(0.02)	$(0.18)	$0.01

Weighted average common shares outstanding:
Basic	63,149	62,204	62,994	62,054
Diluted	63,149	62,204	62,994	63,574

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

	Three Months Ended October 31, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at July 31, 2023	63,111	$63	$623,445	$(432,910)	$190,598
Common stock issued under equity compensation plans	123	–	120	–	120
Stock-based compensation expense	–	–	2,466	–	2,466
Net loss	–	–	–	(9,509)	(9,509)
Balance at October 31, 2023	63,234	$63	$626,031	$(442,419)	$183,675

	Three Months Ended October 31, 2022
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at July 31, 2022	62,165	$62	$608,750	$(429,813)	$178,999
Common stock issued under equity compensation plans	143	–	566	–	566
Stock-based compensation expense	–	–	2,786	–	2,786
Net loss	–	–	–	(1,156)	(1,156)
Balance at October 31, 2022	62,308	$62	$612,102	$(430,969)	$181,195

	Six Months Ended October 31, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at April 30, 2023	62,692	$63	$620,224	$(430,817)	$189,470
Common stock issued under equity compensation plans	542	–	998	–	998
Stock-based compensation expense	–	–	4,809	–	4,809
Net loss	–	–	–	(11,602)	(11,602)
Balance at October 31, 2023	63,234	$63	$626,031	$(442,419)	$183,675

	Six Months Ended October 31, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at April 30, 2022	61,807	$62	$605,841	$(431,377)	$174,526
Common stock issued under equity compensation plans	501	–	1,578	–	1,578
Stock-based compensation expense	–	–	4,683	–	4,683
Net income	–	–	–	408	408
Balance at October 31, 2022	62,308	$62	$612,102	$(430,969)	$181,195

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended October 31,
	2023	2022

Cash flows from operating activities:
Net income (loss)	$(11,602)	$408
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,433	3,409
Stock-based compensation	4,809	4,683
Amortization of debt issuance costs	639	520
Deferred income taxes	(2,978)	(1,565)
Loss on disposal of property and equipment	46	70
Changes in operating assets and liabilities:
Accounts receivable, net	4,919	(33)
Contract assets	(1,238)	(1,159)
Inventory	5,325	(12,999)
Prepaid expenses and other assets	(7,909)	(127)
Accounts payable	4,344	5,346
Accrued compensation and benefits	(4,536)	(2,411)
Contract liabilities	8,808	(5,352)
Other accrued expenses and liabilities	(239)	439
Net cash provided by (used in) operating activities	5,821	(8,771)

Cash flows from investing activities:
Purchase of property and equipment	(21,437)	(41,432)
Net cash used in investing activities	(21,437)	(41,432)

Cash flows from financing activities:
Proceeds from issuance of common stock under equity compensation plans	998	1,578
Proceeds from finance lease	7,412	–
Principal payments on finance lease	(262)	(249)
Net cash provided by financing activities	8,148	1,329

Net decrease in cash, cash equivalents and restricted cash	(7,468)	(48,874)
Cash, cash equivalents and restricted cash, beginning of period	38,892	126,516
Cash, cash equivalents and restricted cash, end of period	$31,424	$77,642

Supplemental disclosures of cash flow information:
Cash paid for interest	$882	$438
Cash paid for income taxes	$14	$220

Supplemental disclosures of non-cash investing activities:
Unpaid purchases of property and equipment	$7,972	$8,478

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

The following table summarizes our revenue streams (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Manufacturing revenues	$20,128	$27,614	$53,548	$59,095
Process development revenues	5,267	7,143	9,573	12,354
Total revenues	$25,395	$34,757	$63,121	$71,449

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

During the three and six months ended October 31, 2023, we recognized revenue of $4.0 million and $20.8 million, respectively, for which the contract liability was recorded in a prior period.

During the three and six months ended October 31, 2022, we recognized revenue of $8.3 million and $26.9 million, respectively, for which the contract liability was recorded in a prior period.

The transaction price for services provided under our customer contracts reflects our best estimates of the amount of consideration to which we are entitled in exchange for providing goods and services to our customers. For contracts with multiple performance obligations, we allocate transaction price to each performance obligation identified in a contract on a relative standalone selling price basis. For contracts in which we receive noncash consideration such as in the form of a customer’s equity securities, we utilize the quoted market price for such noncash consideration to determine the transaction price. We generally determine relative standalone selling prices based on the price observed in the customer contract for each distinct performance obligation. If observable standalone selling prices are not available, we may estimate the applicable standalone selling price based on the pricing of other comparable services or on a price that we believe the market is willing to pay for the applicable service.

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

During the three and six months ended October 31, 2023, changes in estimates for variable consideration resulted in a decrease in revenues of $1.8 million and $3.2 million, respectively. The changes in estimates for variable consideration can be attributed to an insolvent customer combined with consideration under a contract where uncertainties have been resolved. There were no material adjustments in estimates for variable consideration for the three and six months ended October 31, 2022.

We apply the practical expedient available under ASC 606 that permits us not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. As of October 31, 2023, we do not have any unsatisfied performance obligations for contracts greater than one year.

Costs incurred to obtain a contract are not material. These costs are generally employee sales commissions, which are expensed as incurred and included in selling, general and administrative expense in the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss).

Restricted Cash

Under the terms of an operating lease related to one of our non-manufacturing facilities that was primarily utilized for office space (Note 4), we were required to maintain a letter of credit as collateral during the term of the lease. As of October 31, 2023, no restricted cash remained pledged as collateral for the letter of credit as the associated operating lease has expired. As of April 30, 2023, restricted cash of $0.4 million was pledged as collateral under the letter of credit.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	October 31, 2023	April 30, 2023	October 31, 2022	April 30, 2022
Cash and cash equivalents	$31,424	$38,542	$77,292	$126,166
Restricted cash	–	350	350	350
Total cash, cash equivalents and restricted cash	$31,424	$38,892	$77,642	$126,516

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

Based on our analysis of our accounts receivable balance as of October 31, 2023 and April 30, 2023, we determined an allowance for doubtful accounts of $1.6 million and $0.5 million, respectively, was deemed necessary.

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

Costs for property and equipment not yet placed into service have been capitalized as construction-in-progress. These costs are primarily related to equipment and leasehold improvements associated with our manufacturing facilities and will be depreciated in accordance with the above guidelines once placed into service. Interest costs incurred during construction of major capital projects are capitalized as construction-in-progress until the underlying asset is ready for its intended use, at which point the interest costs are amortized as depreciation expense over the life of the underlying asset. Interest capitalized as construction-in-progress was de minimis for the three months ended October 31, 2023, and $0.1 million for the six months ended October 31, 2023. Interest capitalized as construction-in-progress was de minimis for the three months ended October 31, 2022, and $0.3 million for the six months ended October 31, 2022. All of our property and equipment are located in the United States. Property and equipment consist of the following (in thousands):

	October 31, 2023	April 30, 2023
Leasehold improvements	$101,310	$97,514
Laboratory and manufacturing equipment	43,336	35,501
Computer equipment and software	5,170	5,028
Furniture, fixtures and office equipment	1,910	1,681
Construction-in-progress	71,124	68,013
Total property and equipment, gross	222,850	207,737
Less: accumulated depreciation and amortization	(35,676)	(30,368)
Total property and equipment, net	$187,174	$177,369

Depreciation and amortization expense for the three and six months ended October 31, 2023 was $2.8 million and $5.4 million, respectively.

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

Our finance leases with a term greater than one year are included as assets within property and equipment, net and a lease liability equal to the present value of the minimum lease payments is included in other current liabilities and finance lease liabilities, less current portion in our consolidated balance sheets. The present value of the finance lease payments is calculated using the implicit interest rate in the lease. Finance lease ROU assets are amortized on a straight-line basis over the expected useful life of the asset and the carrying amount of the lease liability is adjusted to reflect interest, which is recorded as interest expense.

Leases with an initial term of 12 months or less are not recorded on our consolidated balance sheets and lease expense for these short-term leases is recognized on a straight-line basis over the lease term. We have also elected the practical expedient to not separate lease components from non-lease components.

Impairment

Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. If such events or changes in circumstances arise, we compare the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the long-lived assets are determined to be impaired, any excess of the carrying value of the long-lived assets over its estimated fair value is recognized as an impairment loss. For the six months ended October 31, 2023 and 2022, there were no indicators of impairment of the value of our long-lived assets and no cumulative impairment losses were recognized as of October 31, 2023.

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

As of October 31, 2023 and April 30, 2023, our Level 1 financial assets consisted of our cash equivalents invested in money market funds of $21.6 million and $28.7 million, respectively, and our other current assets related to investments in equity securities of $7.5 million and $0, respectively. Our Level 1 financial assets are carried at a fair value based on quoted market prices for identical securities (Level 1 input). We did not have any Level 2 or Level 3 financial assets as of October 31, 2023 and April 30, 2023.

We consider the fair value of our senior convertible notes to be a Level 2 financial liability due to limited trading activity of the senior convertible notes (Note 3). We did not have any other Level 2 or Level 3 financial liabilities as of October 31, 2023 and April 30, 2023.

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

As of October 31, 2023, the conditions allowing holders of the Convertible Notes to convert had not been met and, therefore, the Convertible Notes are classified as a long-term liability on the unaudited condensed consolidated balance sheets at October 31, 2023 and April 30, 2023.

The net carrying amount of the Convertible Notes is as follows (in thousands):

	October 31, 2023	April 30, 2023
Principal	$143,750	$143,750
Unamortized issuance costs	(2,596)	(3,127)
Net carrying amount	$141,154	$140,623

As of October 31, 2023, the estimated fair value of the Convertible Notes was approximately $116.9 million. The fair value was determined based on the last actively traded price per $100 of the Convertible Notes for the period ended October 31, 2023 (Level 2).

The following table summarizes the interest expense recognized related to the Convertible Notes for the three and six months ended October 31, 2023 and 2022 (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Contractual interest expense	$431	$411	$839	$635
Amortization of issuance costs	266	260	531	520
Total interest expense associated with Convertible Notes	$697	$671	$1,370	$1,155

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

We evaluated the Capped Calls under ASC 815-10 and determined that they should be accounted for as a separate transaction from the Convertible Notes and that the Capped Calls met the criteria for equity classification. Therefore, the cost of $12.8 million to purchase the Capped Calls was recorded as a reduction to additional paid-in capital. The Capped Calls will not be subsequently remeasured as long as the conditions for equity classification continue to be met. As of October 31, 2023 and April 30, 2023, there were no conversions of our Convertible Notes, and therefore, there was no activity with respect to the Capped Calls. We believe the conditions for equity classification continue to be met as of October 31, 2023 and April 30, 2023.

Revolving Credit Facility

On March 14, 2023, we entered into a credit agreement with Bank of America, N.A., as administrative agent and letter of credit issuer (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) in an amount equal to the lesser of (i) $50 million and (ii) a borrowing base calculated as the sum of (a) 80% of the value of certain of our eligible accounts receivable, plus (b) up to 100% of the value of eligible cash collateral. The Credit Agreement is secured by substantially all our assets.

On October 27, 2023, we entered into Amendment No. 1 to the Credit Agreement which, among other things, (i) extends the maturity date of the Revolving Credit Facility to October 25, 2024, (ii) amends the applicable interest rate applied to loans under the Revolving Credit Facility as described below, and (iii) increases the aggregate amount of indebtedness we can incur at any one time for fixed or capital assets. Other than the foregoing, the material terms of the Credit Facility remain unchanged.

As of October 31, 2023, there were no outstanding loans under the Revolving Credit Facility.

Loans under the Revolving Credit Facility will bear interest at either a term Secured Overnight Financing Rate (“SOFR”) rate for a specified interest period plus a SOFR adjustment (equal to 0.10%) plus a margin of 1.60% or base rate plus a margin of 0.60% at our option. Interest on any outstanding loans is due and payable monthly and the principal balance is due at maturity. In addition, we pay a quarterly unused revolving line facility fee of 0.25% per annum on the average unused facility.

The Credit Agreement includes certain customary affirmative and negative covenants, including limitations on mergers, consolidations and sales of assets, limitations on liens, limitations on certain restricted payments and investments, limitations on transactions with affiliates and limitations on incurring additional indebtedness. In addition, the Credit Agreement, as amended, requires maintenance of a minimum consolidated EBITDA, as defined in the Credit Agreement, of $15 million for the most recently completed four fiscal quarters as measured at the end of each fiscal quarter. As of October 31, 2023, we were in compliance with the Credit Agreement’s financial covenant.

The Credit Agreement, as amended, also provides for certain customary events of defaults, including, among others, failure to make payments, breach of representations and warranties, and default of covenants.

Note 4 – Leases

We lease certain office, manufacturing, laboratory and warehouse space located in Orange County, California under operating lease agreements. Our leased facilities have original lease terms ranging from 7 to 12 years, contain multi-year renewal options, and scheduled rent increases of 3% on either an annual or biennial basis. Multi-year renewal options were included in determining the right-of-use asset and lease liability for each of our leases as we considered it reasonably certain that we would exercise such renewal options. In addition, certain of our leases provide for periods of free rent, lessor improvements and tenant improvement allowances, of which certain of these improvements have been classified as leasehold improvements and/or are being amortized over the shorter of the estimated useful life of the improvements or the remaining term of the lease.

Certain of our operating facility leases require us to pay property taxes, insurance and common area maintenance. While these payments are not included as part of our lease liabilities, they are recognized as variable lease cost in the period they are incurred.

We also lease certain manufacturing equipment under finance lease agreements that have terms ranging from 5 to 7 years.

The components of our lease costs for the three and six months ended October 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Operating lease cost	$1,150	$1,090	$2,290	$2,173
Variable lease cost	424	408	775	797
Short-term lease cost	31	197	67	327
Finance lease costs:
Amortization of right-of-use assets	54	54	108	108
Interest on lease liabilities	25	33	52	66
Total lease cost	$1,684	$1,782	$3,292	$3,471

Supplemental consolidated balance sheet and other information related to our leases as of October 31, 2023 and April 30, 2023 were as follows (in thousands, expect weighted average data):

Leases	Classification	October 31, 2023	April 30, 2023
Assets
Operating	Operating lease right-of-use assets	$41,973	$42,772
Finance	Property and equipment, net	9,803	2,529
Total leased assets		$51,776	$45,301

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$1,263	$1,358
Finance	Other current liabilities	1,403	531
Non-current:
Operating	Operating lease liabilities, less current portion	45,036	45,690
Finance	Finance lease liabilities, less current portion	7,840	1,562
Total lease liabilities		$55,542	$49,141

Weighted average remaining lease term (years):
Operating leases	16.2	16.6
Finance leases	6.2	3.7
Weighted average discount rate:
Operating leases	6.0%	6.0%
Finance leases	6.4%	5.3%

Supplemental cash flow information related to our leases for the six months ended October 31, 2023 and 2022 were as follows (in thousands):

	Six Months Ended October 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,149	$2,063
Operating cash flows from finance leases	52	65
Financing cash flows from finance leases	262	249

As of October 31, 2023, the maturities of our lease liabilities, which includes those derived from lease renewal options that we considered it reasonably certain that we would exercise, were as follows (in thousands):

Fiscal Year Ending April 30,	Operating Leases	Finance Leases	Total
2024 (remaining period)	$1,990	$982	$2,972
2025	4,060	1,963	6,023
2026	4,167	1,963	6,130
2027	4,199	1,754	5,953
2028	4,036	1,334	5,370
Thereafter	56,418	3,336	59,754
Total lease payments	$74,870	$11,332	$86,202
Less: imputed interest	(28,571)	(2,089)	(30,660)
Total lease liabilities	$46,299	$9,243	$55,542

Note 5 – Equity Compensation Plans

Stock Incentive Plans

As of October 31, 2023, we had an aggregate of 7,682,971 shares of our common stock reserved for issuance under our stock incentive plans, of which 4,501,434 shares were subject to outstanding stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) and 3,181,537 shares were available for future grants of stock-based awards.

Stock Options

The following summarizes our stock option transaction activity for the six months ended October 31, 2023:

	Stock Options	Grant Date Weighted Average Exercise Price
	(in thousands)
Outstanding at May 1, 2023	2,079	$6.76
Granted	–	$–
Exercised	(62)	$7.65
Canceled or expired	(16)	$11.99
Outstanding at October 31, 2023	2,001	$6.69

Restricted Stock Units

The following summarizes our RSUs transaction activity for the six months ended October 31, 2023:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at May 1, 2023	1,006	$16.83
Granted	673	$14.00
Vested	(274)	$13.73
Forfeited	(40)	$16.98
Outstanding at October 31, 2023	1,365	$16.05

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

The following summarizes our PSUs transaction activity for the six months ended October 31, 2023:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at May 1, 2023	522	$19.70
Granted	613	$13.92
Vested	–	$–
Forfeited	–	$–
Outstanding at October 31, 2023	1,135	$16.58

Employee Stock Purchase Plan

The Avid Bioservices, Inc. 2010 Employee Stock Purchase Plan (the “ESPP”) is a stockholder-approved plan under which employees can purchase shares of our common stock, based on a percentage of their compensation, subject to certain limits. The purchase price per share is equal to the lower of 85% of the fair market value of our common stock on the first trading day of the six-month offering period or on the last trading day of the six-month offering period. During the six months ended October 31, 2023, a total of 46,224 shares of our common stock were purchased under the ESPP at a purchase price of $11.46 per share. As of October 31, 2023, we had 917,092 shares of our common stock reserved for issuance under the ESPP.

Stock-Based Compensation

Stock-based compensation expense included in our unaudited condensed consolidated statements of income (loss) and comprehensive income (loss) for the three and six months ended October 31, 2023 and 2022 was comprised of the following (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Cost of revenues	$1,107	$1,045	$2,061	$1,732
Selling, general and administrative	1,359	1,741	2,748	2,951
Total stock-based compensation	$2,466	$2,786	$4,809	$4,683

As of October 31, 2023, the total estimated unrecognized compensation cost related to non-vested stock options and RSUs was $0.7 million and $20.3 million, respectively. These costs are expected to be recognized over weighted average vesting periods of 0.73 and 2.87 years, respectively. As of October 31, 2023, there was $9.7 million of total estimated unrecognized compensation cost related to non-vested PSUs associated with the Performance Periods ending April 30, 2024, 2025 and 2026. This cost is expected to be recognized over the weighted average vesting period of 1.22 years, however, we will assess the likelihood of achieving the predetermined financial metrics associated with each Performance Period on a quarterly basis and the expense recognized, if any, will be adjusted accordingly.

Note 6 - Deferred Compensation Plan

In July 2023, our Board of Directors approved and adopted the Avid Bioservices, Inc. Deferred Compensation Plan (the “DC Plan”). The DC Plan allows non-employee directors and certain highly compensated employees to defer a portion of their base compensation, cash bonuses, and certain restricted stock unit and performance stock unit awards. As of October 31, 2023, contributions to the DC Plan were not material and are included in accrued compensation and benefits on the unaudited condensed consolidated balance sheet at October 31, 2023.

Note 7 – Income Taxes

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

The provision for income taxes recorded for the three and six months ended October 31, 2023 and 2022 differs from the U.S. federal statutory tax rate of 21% due primarily to the tax impact of stock-based compensation, non-deductible officers’ compensation, and transportation fringe benefits.

For the three and six months ended October 31, 2023, we recorded an income tax (benefit) of $(2.4) million $(3.0) million, respectively, resulting in an effective tax rate of approximately 20.0% and 20.4%, respectively. For the three and six months ended October 31, 2022, we recorded an income tax (benefit) of $(2.1) million and $(1.4) million, respectively, resulting in an effective tax rate of 64.3% and 141.8%, respectively.

We have no material uncertain tax position liabilities as of October 31, 2023 and April 30, 2023. It is our policy to recognize interest and penalties related to income tax matters in interest expense and other income (expense), net, respectively, in our unaudited condensed consolidated statements of income (loss) and comprehensive income (loss). There was no accrued interest or penalties associated with uncertain tax positions as of October 31, 2023 and April 30, 2023.

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Numerator
Net income (loss)	$(9,509)	$(1,156)	$(11,602)	$408
Denominator
Weighted average basic common shares outstanding	63,149	62,204	62,994	62,054
Effect of dilutive securities:
Stock options	–	–	–	1,294
RSUs, PSUs and ESPP	–	–	–	226
Weighted average dilutive common shares outstanding	63,149	62,204	62,994	63,574
Net income (loss) per share:
Basic	$(0.15)	$(0.02)	$(0.18)	$0.01
Diluted	$(0.15)	$(0.02)	$(0.18)	$0.01

The following table presents the potential dilutive securities excluded from the calculation of diluted net income (loss) per share for the periods presented as the effect of their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Stock options	877	1,404	962	51
RSUs, PSUs and ESPP	1,400	433	1,241	640
Convertible Notes	6,776	6,776	6,776	6,776
Total	9,053	8,613	8,979	7,467

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results of operations to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2023, those identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, and in other filings we may make with the Securities and Exchange Commission from time to time. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time, and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements and, except as required by law, assume no obligation and do not intend to update these forward-looking statements.

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

Strategic Objectives

We have a growth strategy that seeks to align with the growth of the biopharmaceutical drug substance contract services market. That strategy encompasses the following objectives:

•	Invest in additional manufacturing capacity, capabilities and resources required for us to achieve our long-term growth strategy and meet the growth-demand of our customers’ programs, moving from development through to commercial manufacturing;
•	Broaden our market awareness through a diversified yet flexible marketing strategy;
•	Continue to expand our customer base and programs with existing customers for both process development and manufacturing service offerings;
•	Explore strategic opportunities both within our core business as well as in adjacent and/or synergistic service offerings in order to enhance and/or broaden our capabilities; and
•	Increase our operating profit margin to best in class industry standards.

Second Quarter Highlights

The following summarizes select highlights from our second quarter ended October 31, 2023:

•	Expanded our customer base and programs with existing customers and ended the quarter with a backlog of approximately $199 million compared to $147 million at the end of the same quarter in fiscal 2023; and
•	Announced the completion of construction of CGMP manufacturing suites in our cell and gene therapy facility. This milestone marked the completion of our two-phased approach to the construction of a world-class, single purpose-built cell and gene therapy development and CGMP manufacturing facility.

Facility Expansion

During fiscal year 2022, we announced plans to expand our CDMO service offerings into viral vector development and manufacturing services for the rapidly growing cell and gene therapy (“CGT”) market. This expansion consisted of a two-phased approach to the construction of a world-class, single purpose-built CGT development and CGMP manufacturing facility in Costa Mesa, California (the “CGT Facility”). In June 2022, we completed the first phase with the opening of our new analytical and process development laboratories. In October 2023, we completed the second phase with the build out of CGMP manufacturing suites, as scheduled. The newly launched CGMP manufacturing suites are currently undergoing final environmental monitoring and performance qualification.

With the completion of this expansion project, we estimate that our combined facilities will have the potential to bring our total revenue generating capacity to up to approximately $400 million annually, depending on the mix of future customer projects.

Performance and Financial Measures

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are revenues, gross profit (loss), selling, general and administrative expenses, operating income (loss), interest expense, other income (expense), net, and income tax expense (benefit).

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

Gross Profit (Loss)

Gross profit (loss) is equal to revenues less cost of revenues. Cost of revenues reflects the direct cost of labor, overhead and material costs. Direct labor costs include compensation, benefits, recruiting fees, and stock-based compensation within the manufacturing, process and analytical development, quality assurance, quality control, validation, supply chain, project management and facilities functions. Overhead costs primarily include the rent, common area maintenance, utilities, property taxes, security, materials and supplies, software, small equipment and deprecation costs incurred at all of our manufacturing and laboratory locations.

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

Interest Expense

Interest expense consists of interest costs related to our outstanding convertible senior notes, revolving credit facility and finance leases, including amortization of debt issuance costs.

Other Income, Net

Other income, net primarily consists of interest earned on our cash and cash equivalents, net of gains (losses) from the disposal of long-lived assets.

Income Tax Expense (Benefit)

We are subject to taxation in the United States and various states jurisdictions in which we conduct our business. We prepare our income tax provision based on our interpretation of the income tax accounting rules and each jurisdiction’s enacted tax laws and regulations. For additional information refer to Note 7, Income Taxes, of the notes to unaudited condensed consolidated financial statements.

Results of Operations

The following table compares the results of our operations for the three and six months ended October 31, 2023 and 2022 (in thousands):

	Three Months Ended October 31,			Six Months Ended October 31,
	2023	2022	$ Change	2023	2022	$ Change
Revenues	$25,395	$34,757	$(9,362)	$63,121	$71,449	$(8,328)
Cost of revenues	30,060	30,610	(550)	63,686	58,185	5,501
Gross profit (loss)	(4,665)	4,147	(8,812)	(565)	13,264	(13,829)
Operating expenses:
Selling, general and administrative	6,557	6,831	(274)	12,820	13,213	(393)
Total operating expenses	6,557	6,831	(274)	12,820	13,213	(393)
Operating income (loss)	(11,222)	(2,684)	(8,538)	(13,385)	51	(13,436)
Interest expense	(805)	(703)	(102)	(1,580)	(1,221)	(359)
Other income, net	140	145	(5)	398	195	203
Net loss before income taxes	(11,887)	(3,242)	(8,645)	(14,567)	(975)	(13,592)
Income tax benefit	(2,378)	(2,086)	(292)	(2,965)	(1,383)	(1,582)
Net income (loss)	$(9,509)	$(1,156)	$(8,353)	$(11,602)	$408	$(12,010)

Three Months Ended October 31, 2023 Compared to Three Months Ended October 31, 2022

Revenues

Revenues for the three months ended October 31, 2023 were $25.4 million compared to $34.8 million for the same period in the prior year, a decrease of $9.4 million, or 27%. The decrease in revenues was primarily attributed to decreases in manufacturing runs and process development services from early-stage programs, combined with a reduction of revenue for changes in estimated variable consideration under a contract where uncertainties have been resolved. The following table compares revenues by revenue stream for the three months ended October 31, 2023 and 2022 (in thousands):

	Three Months Ended October 31,
	2023	2022	Change
Manufacturing revenues	$20,128	$27,614	$(7,486)
Process development revenues	5,267	7,143	(1,876)
Total revenues	$25,395	$34,757	$(9,362)

Gross Profit (Loss)

Gross loss for the three months ended October 31, 2023 was $4.7 million (negative 18% gross margin) compared to a gross profit of $4.1 million (12% gross margin) for the same period in the prior year. The decrease in gross margin percentage during the three months ended October 31, 2023, as compared to the same prior year period was primarily driven by lower manufacturing volumes and costs related to expansions of both our capacity and our technical capabilities. This included adding staff and associated overhead, including depreciation expense, that we believe will provide critical capacity for near and medium-term growth. Margins during the current year period were also impacted by the decision to defer a customer’s PPQ campaign until after our annual maintenance shut-down that occurred during the quarter combined with a reduction of revenues for changes in estimated variable consideration under a contract where uncertainties have been resolved.

Selling, General and Administrative Expenses

SG&A expenses were $6.6 million for the three months ended October 31, 2023 compared to $6.8 million for the same period in the prior year, a decrease of approximately $0.3 million, or 4%. The net decrease in SG&A expenses was attributed to the following components:

$ millions
Decrease in compensation and benefit related expenses	$(0.3)
Decrease in consulting and other professional fees	(0.2)
Net increase in all other SG&A expenses	0.2
Total decrease in SG&A expenses	$(0.3)

As a percentage of revenues, SG&A expenses for the three months ended October 31, 2023 and 2022 were 26% and 20%, respectively.

Operating Loss

Operating loss was $11.2 million for the three months ended October 31, 2023 compared to $2.7 million for the same period in the prior year. This $8.5 million increase in year-over-year operating loss can be attributed to the $8.8 million decrease in gross profit described above, offset by the $0.3 million decrease in SG&A expenses described above.

Interest Expense

Interest expense was $0.8 million for the three months ended October 31, 2023 compared to $0.7 million for the same period in the prior year. This $0.1 million increase can primarily be attributed to interest expense associated with the revolving credit facility we entered into in March 2023.

Income Tax Benefit

Income tax benefit was $2.4 million for the three months ended October 31, 2023 compared to $2.1 million for the same period in the prior year. This $0.3 million increase in income tax benefit can primarily be attributed to our pre-tax net loss for the current year period. Our effective tax rate for the current year period was approximately 20% and was computed based on the U.S. federal statutory rate of 21% adjusted primarily for the tax impact of stock-based compensation, non-deductible officers’ compensation, and transportation fringe benefits.

Six Months Ended October 31, 2023 Compared to Six Months Ended October 31, 2022

Revenues

Revenues for the six months ended October 31, 2023 were $63.1 million compared to $71.4 million for the same period in the prior year, a decrease of $8.3 million, or 12%. The decrease in revenues was primarily attributed to decreases in manufacturing runs and process development services from early-stage programs, combined with a reduction of revenue for changes in estimated variable consideration under a contract where uncertainties have been resolved. The following table compares revenues by revenue stream for the six months ended October 31, 2023 and 2022 (in thousands):

	Six Months Ended October 31,
	2023	2022	Change
Manufacturing revenues	$53,548	$59,095	$(5,547)
Process development revenues	9,573	12,354	(2,781)
Total revenues	$63,121	$71,449	$(8,328)

Gross Profit (Loss)

Gross loss for the six months ended October 31, 2023 was $0.6 million (negative 1% gross margin) compared to a gross profit of $13.3 million (19% gross margin) for the same period in the prior year. The decrease in gross margin percentage during the six months ended October 31, 2023, as compared to the same prior year period was primarily driven by lower manufacturing volumes and costs related to expansions of both our capacity and our technical capabilities. This included adding staff and associated overhead, including depreciation expense, that we believe will provide critical capacity for near and medium-term growth. Margins during the current year period were also impacted by (i) the decision to defer a customer’s PPQ campaign until after our annual maintenance shut-down that occurred during the quarter, (ii) a reduction of revenues for changes in estimated variable consideration under a contract where uncertainties have been resolved, (iii) a terminated project relating to the insolvency of one of our smaller customers, and (iv) a delay in our ability to recognize revenues of a customer product pending the implementation of a process change.

Selling, General and Administrative Expenses

SG&A expenses were $12.8 million for the six months ended October 31, 2023 compared to $13.2 million for the same period in the prior year, a decrease of approximately $0.4 million, or 3%. The net decrease in SG&A expenses was attributed to the following components:

$ millions
Decrease in consulting and other professional fees	$(0.4)
Decrease in legal and accounting fees	(0.2)
Net increase in all other SG&A expenses	0.2
Total decrease in SG&A expenses	$(0.4)

As a percentage of revenues, SG&A expenses for the six months ended October 31, 2023 and 2022 were 20% and 18%, respectively. SG&A expenses are generally not directly proportional to revenues, but we expect such expenses to increase over time to support the needs of our growing company.

Operating Income (Loss)

Operating loss was $13.4 million for the six months ended October 31, 2023 compared to operating income of $0.1 million for the same period in the prior year. This decrease of approximately $13.4 million in year-over-year operating income (loss) can be attributed to the $13.8 million decrease in gross profit described above, offset by the $0.4 million decrease in SG&A expenses described above.

Interest Expense

Interest expense was $1.6 million for the six months ended October 31, 2023 compared to $1.2 million for the same period in the prior year. This $0.4 million increase can primarily be attributed to a $0.1 million of interest expense capitalized as construction-in-progress during the current year period compared to $0.3 million of interest capitalized during the same prior year period, combined with an increase of $0.2 million of interest expense associated with the revolving credit facility we entered into in March 2023.

Other Income, net

Other income, net was $0.4 million for the six months ended October 31, 2023 compared to $0.2 million for the same period in the prior year, an increase of $0.2 million. This year-over-year increase in other income, net can primarily be attributed to an increase in interest income of $0.2 million.

Income Tax Benefit

Income tax benefit was $3.0 million for the six months ended October 31, 2023 compared to $1.4 million for the same period in the prior year. This $1.6 million increase in income tax benefit can primarily be attributed to our pre-tax net loss for the current year period. Our effective tax rate for the current year period was approximately 20% and was computed based on the U.S. federal statutory rate of 21% adjusted primarily for the tax impact of stock-based compensation, non-deductible officers’ compensation, and transportation fringe benefits.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash and cash equivalents on hand. As of October 31, 2023, we had cash and cash equivalents of $31.4 million. We believe that our existing cash and cash equivalents on hand and our anticipated cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months from the date of this Quarterly Report.

If our existing cash and cash equivalents on hand and our anticipated cash flows from operations are not sufficient to support our operations or capital requirements, then we may, in the future, draw on our existing revolving credit facility, which is subject to covenant compliance and availability (as described in Note 3 of the notes to unaudited condensed consolidated financial statements) and/or obtain additional debt or equity financing to fund our future operations. We may raise these funds at the appropriate time, accessing the form of capital that we determine is most appropriate considering the markets available to us and their respective costs of capital, such as through the issuance of debt or through the public offering of securities. These financings may not be available on acceptable terms, or at all. Our ability to raise additional capital in the equity and debt markets is dependent on several factors including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties including, but not limited to, our financial results, economic and market conditions, and global financial crises and economic downturns, which may cause extreme volatility and disruptions in capital and credit markets. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us, or it may contain restrictions on the operations of our business.

Cash Flows

The following table compares our cash flow activities for the six months ended October 31, 2023 and 2022 (in thousands):

	Six Months Ended October 31,
	2023	2022	$ Change
Net cash provided by (used in) operating activities	$5,821	$(8,771)	$14,592
Net cash used in investing activities	$(21,437)	$(41,432)	$19,995
Net cash provided by financing activities	$8,148	$1,329	$6,819

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the six months ended October 31, 2023 was a result of an $11.6 million net loss, offset by non-cash adjustments to net loss of $7.9 million primarily related to depreciation and amortization expense, stock-based compensation, amortization of debt issuance costs, and deferred income taxes, and an increase in working capital as a result of a net change in operating assets and liabilities of $9.5 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended October 31, 2023 and 2022 consisted of $21.4 million and $41.4 million, respectively, used to acquire property and equipment primarily related to the expansion of our mammalian facilities and the construction of our cell and gene therapy facility.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended October 31, 2023 consisted of $7.4 million in proceeds from an equipment finance lease and $1.0 million in net proceeds from the issuance of common stock under our equity compensation plans, offset by $0.3 million in principal payments on a finance lease.

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

As of October 31, 2023, the aggregate principal amount outstanding on our Convertible Notes was $143.8 million. For additional information regarding the Convertible Notes, see Note 3 of the notes to unaudited condensed consolidated financial statements.

Leases

We lease certain office, manufacturing, laboratory, and warehouse space located in Orange County, California under operating lease agreements. Our leased facilities have original lease terms ranging from 7 to 12 years, contain multi-year renewal options, and scheduled rent increases of 3% on either an annual or biennial basis. We also lease certain manufacturing equipment under finance lease agreements that have terms ranging from 5 to 7 years. As of October 31, 2023, we had outstanding lease payment obligations of approximately $86.2 million, of which $3.0 million is payable in the remainder of fiscal 2024, $6.0 million is payable in fiscal 2025, $6.1 million is payable in fiscal 2026, $6.0 million is payable in fiscal 2027, $5.4 million is payable in fiscal 2028, and $59.7 million is payable thereafter.

Capital Expenditures

Our fiscal year 2024 capital expenditures primarily relate to our facility expansions. During the six months ended October 31, 2023, our capital expenditures were $21.4 million, and $8.0 million were incurred and accrued as of October 31, 2023, for a total of $29.4 million. We currently anticipate that our total capital expenditures for fiscal year 2024 will be approximately $32 million.

Revolving Credit Facility

In March 2023, we entered into a credit agreement with Bank of America, N.A., as administrative agent and letter of credit issuer, which was subsequently amended in October 2023 (as amended, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) in an amount equal to the lesser of (i) $50 million and (ii) a borrowing base calculated as the sum of (a) 80% of the value of certain of our eligible accounts receivable, plus (b) up to 100% of the value of eligible cash collateral. The Revolving Credit Facility will mature on October 25, 2024, and is secured by substantially all of our assets. As of October 31, 2023, there were no outstanding loans under the Revolving Credit Facility.

Loans under the Revolving Credit Facility will bear interest at either a term Secured Overnight Financing Rate (“SOFR”) rate for a specified interest period plus a SOFR adjustment (equal to 0.10%) plus a margin of 1.60% or base rate plus a margin of 0.60% at our option. Interest on any outstanding loans is due and payable monthly and the principal balance is due at maturity. In addition, we pay a quarterly unused revolving line facility fee of 0.25% per annum on the average unused facility.

The Credit Agreement includes certain customary affirmative and negative covenants, including limitations on mergers, consolidations and sales of assets, limitations on liens, limitations on certain restricted payments and investments, limitations on transactions with affiliates and limitations on incurring additional indebtedness. In addition, the Credit Agreement requires maintenance of a minimum consolidated EBITDA, as defined in the Credit Agreement, of $15 million for the most recently completed four fiscal quarters as measured at the end of each fiscal quarter. As of October 31, 2023, we were in compliance with the Credit Agreement’s financial covenant.

The Credit Agreement also provides for certain customary events of defaults, including, among others, failure to make payments, breach of representations and warranties, and default of covenants.

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We review our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. During the six months ended October 31, 2023, there were no significant changes in our critical accounting policies as previously disclosed by us in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2023.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements applicable to us, please refer to Note 2, Summary of Significant Accounting Policies, in the accompanying notes to our unaudited condensed consolidated financial statements.

Backlog

Our backlog represents, as of a point in time, expected future revenue from contracted work not yet completed. As of October 31, 2023, our backlog was approximately $199 million, as compared to approximately $191 million as of April 30, 2023. While we anticipate a significant amount of our backlog will be recognized as revenue over the next five fiscal quarters, our backlog is subject to a number of risks and uncertainties, including but not limited to: (i) the risk that a customer timely cancels its commitments prior to our initiation of services, in which case we may be required to refund some or all of the amounts paid to us in advance under those canceled commitments; (ii) the risk that a customer may experience delays in its program(s) or otherwise, which could result in the postponement of anticipated services; (iii) the risk that we may not successfully execute on all customer projects; and (iv) the risk that commencement of customer projects may be postponed due to supply chain delays, any of which could have a negative impact on our liquidity, reported backlog and future revenues and profitability.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the six months ended October 31, 2023, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the fiscal year ended April 30, 2023.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2023, the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2023.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting, during the quarter ended October 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended October 31, 2023, none of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6.	Exhibits

(a)	Exhibits:

10.1	Amendment No. 1 to Credit Agreement, dated as of October 27, 2023, among Avid Bioservices, Inc., as the Borrower, the Lenders party hereto, and Bank of America, N.A., as Administrative Agent. (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).*

 _____________________

(1)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2023.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVID BIOSERVICES, INC.

Dated: December 7, 2023	Signed:	/s/ Nicholas S. Green
Nicholas S. Green
President and Chief Executive Officer
(Principal Executive Officer)

Dated: December 7, 2023	Signed:	/s/ Daniel R. Hart
Daniel R. Hart
Chief Financial Officer
(signed both as an officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Principal Accounting Officer)

