Form 10-K/A
period 2023-04-30
Avid Bioservices, Inc.
filed 2024-04-24
CIK 704562

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

Large accelerated filer	☒**	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

** Determination as of the filing of the original Annual Report on Form 10-K for the fiscal year ended April 30, 2023.

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders, which proxy statement was filed with the Securities and Exchange Commission on August 28, 2023.

Explanatory Note

Avid Bioservices, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended Report”) to amend and restate its consolidated financial statements and related footnote information as of April 30, 2023 and for the fiscal year ended April 30, 2023 (the “Restated Financial Statements”), previously included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 21, 2023 (the “Original Report”). This Amended Report also amends certain other information in the Original Report and includes the effects of the errors described below on the unaudited condensed consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q for the fiscal periods ended October 31, 2022 and January 31, 2023, as listed in “Items Amended in this Amended Report” below.

Background and Effect of Restatement

As previously reported in a Current Report on Form 8-K, filed by the Company with the SEC on March 6, 2024, on February 29, 2024, the Company received an acceleration notice (the “Acceleration Notice”) from a holder of its 1.250% Exchangeable Senior Notes due 2026 (the “2026 Notes”). The Acceleration Notice stipulated, among other things, that (i) the Company did not remove the restrictive legend on the 2026 Notes by March 17, 2022 as required under the indenture governing the 2026 Notes (the “2026 Notes Indenture”), (ii) due to such failure, additional interest accrued thereafter at a rate of 0.50% per annum (the “Additional Interest”), (iii) such Additional Interest had not been paid by the Company as of the date of the Acceleration Notice, which constituted an event of default under the 2026 Notes Indenture (the “Event of Default”), and (iv) such holder was the beneficial owner of at least 25% in aggregate principal amount of the outstanding 2026 Notes and therefore had the right to accelerate all of the 2026 Notes. As a result of the Event of Default, such holder declared 100% of the principal amount of, and accrued and unpaid interest on, the 2026 Notes to be due and payable immediately.

Following the receipt of the Acceleration Notice and a re-evaluation of the accounting for its 2026 Notes, the Company determined that the 2026 Notes should have been classified as a current liability following the Event of Default, resulting in an understatement of current liabilities on the Company’s consolidated balance sheet.

On March 11, 2024, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) determined, based on management’s recommendation, that as a result of the classification of the 2026 Notes as long-term liabilities, the consolidated financial statements included in the Original Report should no longer be relied upon.

The Company also determined that its interest expense for fiscal 2023 was understated as a result of the failure to reflect the Additional Interest. This and other related adjustments to correct certain related misstatements pertaining to the 2023 fiscal period that the Company has determined to be immaterial, both individually and in the aggregate, are reflected in the restated consolidated financial statements included in this Amended Report.

Items Amended in this Amended Report

This Amended Report presents the Original Report, amended and restated in its entirety, with modifications as necessary to the following items to reflect the foregoing restatement and Note 11, Subsequent Events:

•	Part I, Item 1A. Risk Factors;
•	Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•	Part II, Item 8. Financial Statements and Supplementary Data
•	Part II, Item 9A. Controls and Procedures; and
•	Part IV, Item 15. Exhibits, Financial Statement Schedules.

This Amended Report also includes the effects of this error on the unaudited condensed consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q for the fiscal periods ended October 31, 2022 and January 31, 2023. For further detail regarding the effect of the restatement on such previously reported consolidated financial statements, refer to Note 1 of the notes to the consolidated financial statements included herein.

In addition, in accordance with applicable SEC rules, this Amended Report includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and principal financial officer dated as of the filing date of this Amended Report.

Except as described above and in Note 11, Subsequent Events, this Amended Report does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, except as described above and in Note 11, Subsequent Events, this Amended Report speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Among other things, forward-looking statements made in the Original Report have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Report. Accordingly, this Amended Report should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, provided, however, as disclosed in our Current Report on Form 8-K filed with the SEC on March 12, 2024, the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q for the fiscal periods ended July 31, 2023 and October 31, 2023 should no longer be relied upon.

Control Considerations

As a result of the information described above, management has concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level and the Company’s internal control over financial reporting was not effective as of the end of each of the periods covered by the restatement in this Amended Report. In connection with the restatement, the Company has identified a material weakness in the operation of internal control over financial reporting with respect to the review of information related to the 2026 Notes. For additional detail regarding the material weakness identified and a discussion of management’s evaluation of our disclosure controls and procedures and internal control over financial reporting, see Part II, Item 9A, “Controls and Procedures” of this Amended Report.

AVID BIOSERVICES, INC.

Form 10-K/A

For the Fiscal Year Ended April 30, 2023

i

Cautionary Note on Forward-Looking Statements

In this Amended Report, unless the context otherwise indicates, the terms “we,” “us,” “our,” “Company” and “Avid” refer to Avid Bioservices, Inc. and its consolidated subsidiary. In addition to historical information, this Amended Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. The inclusion of forward-looking statements should not be regarded as a representation by us or any other person that the objectives or plans will be achieved because our actual results may differ materially from any forward-looking statement. The words “may,” “should,” “plans,” “believe,” “anticipate,” “estimate,” “expect,” their opposites and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. We caution readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements including, but not limited to, those risk factors outlined in the section titled, “Risk Factors,” as well as those discussed elsewhere in this Amended Report. You should not unduly rely on these forward-looking statements, which speak only as of the date of the Original Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of the Original Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports filed by us from time to time with the Securities and Exchange Commission (“SEC”) after the date of the Original Report.

Avid Bioservices® is a registered trademark of Avid Bioservices, Inc. All other brand names or trademarks appearing in this Amended Report are the property of their respective holders.

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

Company Information

We were originally incorporated in the State of California in June 1981 and reincorporated in the State of Delaware in September 1996. Our principal executive offices are located at 14191 Myford Road, Tustin, California, 92780 and our telephone number is (714) 508-6100. Our principal website address is www.avidbio.com. The information on, or that can be accessed through, our website is not part of this Amended Report.

Available Information

This Amended Report, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and our proxy statements, and all amendments to those reports filed with or furnished to the SEC are available, free of charge, through the SEC’s website at www.sec.gov and our website at www.avidbio.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The information on, or that can be accessed through, our website is not part of this Amended Report.

Item 1A.	Risk Factors

You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Amended Report, including our consolidated financial statements and the related notes thereto, before making a decision to invest in our securities. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently believe are not material, also may become important factors that affect us and impair our business operations. The occurrence of any of the events or developments discussed in the risk factors below could have a material and adverse impact on our business, financial condition, results of operations and cash flows and, in such case, our future prospects would likely be materially and adversely affected. The risk factors under the headings below marked with an asterisk (*) reflect additions or modifications to the risk factors included in the Original Report to reflect the impact of the restatement referred to in the forepart of this Amended Report, as well as Note 11, Subsequent Events. Other than such marked risk factors and certain risk factors related to the 2026 Notes that have been deleted because they are no longer applicable, the below risk factors have not been updated to reflect events or conditions subsequent to the date of the Original Report.

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

We, and certain of our customers may, maintain cash at financial institutions, often in balances that exceed federally-insured limits. The failure of financial institutions could adversely affect our access to our funds, our ability to pay operational expenses or make other payments, and the ability of our customers to pay us for our services.

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

We have federal and state net operating loss, or NOL, carry forwards which could be used to offset/defer federal and state income taxes. Our ability to use such carry forwards to offset future taxable income may be subject to certain limitations related to changes in ownership of our stock and decisions by California and other states to limit or suspend NOL carry forwards.*

As of April 30, 2023, we had federal and state NOL carry forwards of approximately $442.4 million and $294.7 million, respectively. These NOL carry forwards could potentially be used to offset certain future federal and state income tax liabilities. The federal net operating loss carry forwards generated prior to January 1, 2018 expire in fiscal years 2024 through 2038, unless previously utilized. The federal net operating loss generated after January 1, 2018 of $77.9 million can be carried forward indefinitely. Utilization of net operating losses generated subsequent to 2020 are limited to 80% of future taxable income. However, utilization of NOL carry forwards may be subject to a substantial annual limitation pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions due to ownership changes that have occurred previously or that could occur in the future. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. A Section 382 analysis has been completed through the fiscal year ended April 30, 2022, which it was determined that no such change in ownership had occurred. However, ownership changes occurring subsequent to April 30, 2022 may impact the utilization of our NOL carry forwards and other tax attributes. Additionally, states may impose other limitations on the use of state NOL carry forwards. Any limitation may result in expiration of a portion of the carry forwards before utilization. If we were not able to utilize our carry forwards, we would be required to use our cash resources to pay taxes that would otherwise have been offset, thereby reducing our liquidity.

We have recorded significant deferred tax assets, and we might never realize their full value, which would result in a charge against our earnings.*

As of April 30, 2023, we had deferred tax assets of $113.8 million. Realization of our deferred tax assets is dependent upon our generating sufficient taxable income in future years to realize the tax benefit from those assets. Deferred tax assets are reviewed on a periodic basis for realizability. A charge against our earnings would result if, based on the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized beyond our existing valuation allowance, if any. This could be caused by, among other things, deterioration in performance, including as a result of the substantial increase in interest expense we will incur on the 2029 Notes, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the services provided by our business and a variety of other factors.

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

Risks Related to the Ownership of Our Common Stock

We have identified a material weakness in our internal control over financial reporting, which if not remediated, could adversely affect our business.*

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amended Report, we have identified a material weakness in our internal control over financial reporting. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of April 30, 2023. For additional detail and a discussion of management’s consideration of the material weakness identified, see Part II, Item 9A, “Controls and Procedures” included in this Amended Report.

Management, under the oversight of the Audit Committee, has designed the necessary controls to remediate the material weakness. These controls include the initial and periodic review of covenants, acceleration clauses, events of default, and other pertinent information in our debt agreements to enable management to assess whether any of these provisions impact our financial reporting.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding, or an inaccurate understanding, of our financial results or financial condition. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC or other regulatory authorities. In either case, a material adverse effect on our business could result from ineffective internal controls. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We can give no assurance that the measures we plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Our issuance of additional capital stock pursuant to our stock incentive plan, or in connection with financings, acquisitions, or otherwise will dilute the interests of other security holders and may depress the price of our common stock.*

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors and consultants under our stock incentive plan. We may also raise capital through equity financings in the future. As part of our growth strategy, we may seek to acquire companies and issue equity securities to pay for any such acquisition. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline. Furthermore, if we issue additional equity or convertible debt securities, the new equity securities could have rights senior to those of our common stock. For example, if we elect to settle our conversion obligation under our 7.00% Convertible Senior Notes due 2029 (“2029 Notes”) in shares of our common stock or a combination of cash and shares of our common stock, the issuance of such common stock may dilute the ownership interests of our stockholders and sales in the public market could adversely affect prevailing market prices.

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

Anti-takeover provisions in our certificate of incorporation, amended and restated bylaws, the Indenture, as well as provisions of Delaware law could prevent or delay a change in control of our company, even if such change in control would be beneficial to our stockholders.*

Provisions of our certificate of incorporation and amended and restated bylaws could discourage, delay or prevent a merger, acquisition or other change in control of our company, even if such change in control would be beneficial to our stockholders. These include: authorizing the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt; no provision for the use of cumulative voting for the election of directors; limiting the ability of stockholders to call special meetings; requiring all stockholder actions to be taken at a meeting of our stockholders (i.e. no provision for stockholder action by written consent); and establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

Further, in connection with our 2029 Notes issuances, we entered into an indenture dated as of March 12, 2024 (as amended or supplemented, the “Indenture”) with U.S. Bank Trust Company, National Association, as trustee. Certain provisions in the Indenture could make it more difficult or more expensive for a third party to acquire us. For example, if a takeover would constitute a fundamental change, holders of the 2029 Notes will have the right to require us to repurchase their 2029 Notes in cash. In addition, if a takeover constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their 2029 Notes in connection with such takeover. In either case, and in other cases, our obligations under the 2029 Notes and the Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.

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

Risks Related to Our Outstanding 2029 Notes

We may not have sufficient cash flow from our business to make payments on our significant debt when due, and we may incur additional indebtedness in the future.*

In March 2024, we issued the 2029 Notes (see Note 11, Subsequent Events) in a private offering to qualified institutional buyers pursuant to Section 4(a)(2) under the Securities Act. We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Our ability to make scheduled payments of the principal and to pay interest on or to refinance our indebtedness, including the 2029 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

In addition, we may incur substantial additional debt in the future, subject to the restrictions contained in our Credit Agreement and any future debt agreements, some of which may be secured debt. We are not restricted under the terms of the Indenture governing the 2029 Notes, from incurring additional debt, securing existing or future debt, recapitalizing our debt, repurchasing our stock, pledging our assets, making investments, paying dividends, guaranteeing debt or taking a number of other actions that are not limited by the terms of the Indenture governing the 2029 Notes that could have the effect of diminishing our ability to make payments on the 2029 Notes when due.

The conditional conversion feature of our 2029 Notes, if triggered, may adversely affect our financial condition and operating results.*

In the event the conditional conversion feature of the 2029 Notes is triggered, holders of the 2029 Notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their 2029 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2029 Notes when these conversion triggers are satisfied, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2029 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Our failure to comply with the covenants under our Indenture applicable to the 2029 Notes could trigger an event of default under the Indenture and result in the 2029 Notes being declared immediately due and payable.*

The Indenture applicable to the 2029 Notes includes customary covenants and sets forth certain events of default after which the 2029 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving us after which the 2029 Notes become automatically due and payable. Events of default under the Indenture include, but are not limited to, the following:

•	default in any payment of interest (not including additional interest (as defined in the Indenture)) on any 2029 Note when due and payable, and the default continues for a period of 30 days;
•	default in the payment of principal of any 2029 Note when due and payable at its stated maturity, upon any required repurchase, upon declaration of acceleration or otherwise;
•	default by us with respect to any mortgage, agreement or other instrument under which there may be outstanding, or by which there may be secured or evidenced, any indebtedness for money borrowed in excess of $10.0 million (or its foreign currency equivalent) in the aggregate of us, (i) resulting in such indebtedness becoming or being declared due and payable or (ii) constituting a failure to pay the principal or interest of any such debt when due and payable at its stated maturity, upon required repurchase, upon declaration of acceleration or otherwise, and in the cases of clauses (i) and (ii), such acceleration shall not have been rescinded or annulled or such failure to pay or default shall not have been cured or waived, or such indebtedness is not paid or discharged, as the case may be, within 45 days of the occurrence thereof;
•	certain events of bankruptcy, insolvency, or reorganization of us; and
•	default in the payment of additional interest on any 2029 Note when due and payable, and such default continues for a period of 30 days after written notice of such default from any holder of the 2029 Notes then outstanding has been received by us or the trustee.

If, following the occurrence of an event of default 100% of the principal of, and accrued and unpaid interest on, the 2029 Notes, is declared immediately due and payable we may not have sufficient funds to pay or be able to obtain additional financing to make any accelerated payments.

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

The following discussion and analysis should be read in conjunction with our audited Consolidated Financial Statements and the related notes thereto set forth in “Item 8—Financial Statements and Supplementary Data”. In addition to historical information, this discussion and analysis contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those set forth under “Item 1A—Risk Factors” and elsewhere in this Amended Report.

For discussion related to changes in financial condition and our results of operations for fiscal year 2022 compared to fiscal year 2021, refer to “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022, which was filed with the SEC on June 29, 2022.

Restatement of Previously Issued Financial Statements

The following information has been adjusted to reflect the restatement of our consolidated financial statements as described in the "Explanatory Note" at the beginning of this Amended Report and in Note 1 of the notes to the consolidated financial statements included herein. In addition, the information under the captions “Liquidity and Capital Resources” and “Cash Requirements” takes into account the events described in Note 11 of the notes to the consolidated financial statements included herein.

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

Strategic Objectives

We have a growth strategy that seeks to align with the growth of the biopharmaceutical drug substance contract services market. That strategy encompasses the following objectives:

•	Invest in additional manufacturing capacity, capabilities and resources required for us to achieve our long-term growth strategy and meet the growth-demand of our customers’ programs, moving from development through to commercial manufacturing;
•	Broaden our market awareness through a diversified yet flexible marketing strategy;
•	Continue to expand our customer base and programs with existing customers for both process development and manufacturing service offerings;
•	Explore strategic opportunities both within our core business as well as in adjacent and/or synergistic biologic service offerings in order to enhance and/or broaden our capabilities; and
•	Increase our operating profit margin to best-in-class within our industry.

Fiscal Year 2023 Highlights

The following summarizes select highlights from our fiscal year ended April 30, 2023:

•	Reported revenues of $149.3 million, an increase of 25%, or $29.7 million, compared to fiscal 2022;
•	Expanded our customer base and programs with existing customers and ended the year with a backlog of approximately $191 million compared to $153 million at the end of fiscal 2022;
•	Entered into a credit agreement with Bank of America that provides for a revolving credit facility in an amount equal to the lesser of (i) $50 million, and (ii) a borrowing base calculated as the sum of (a) 80% of the value of certain of our eligible accounts receivable, plus (b) up to 100% of the value of eligible cash collateral, provided we remain in compliance with the underlying financial covenant in the credit agreement;
•	Announced the official opening of our additional CGMP mammalian cell manufacturing suites within our Myford facility. This milestone marked the completion of our two-phased expansion of our Myford facility;
•	Announced the completion of our mammalian cell process development laboratory expansion, which has doubled our total process development process capacity;
•	Further enhanced our mammalian cell offerings with the addition of in-house cell line development services;
•	Announced the official opening of our analytical and process development suites within our cell and gene therapy facility; and
•	Continued to advance the build-out of CGMP manufacturing suites in our cell and gene therapy facility.

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

Results of Operations

The following table compares the operating results of our operations for the fiscal years ended April 30, 2023 and 2022 (in thousands):

	Fiscal Year Ended April 30,
	2023	2022	$ Change
	(as restated)
Revenues	$149,266	$119,597	$29,669
Cost of revenues	117,786	82,949	34,837
Gross profit	31,480	36,648	(5,168)
Operating expenses:
Selling, general and administrative	27,879	21,226	6,653
Total operating expenses	27,879	21,226	6,653
Operating income	3,601	15,422	(11,821)
Interest expense	(3,013)	(2,680)	(333)
Other income (expense), net	1,002	(81)	1,083
Net income before income taxes	1,590	12,661	(11,071)
Income tax expense (benefit)	1,331	(115,011)	(116,342)
Net income	$259	$127,672	$(127,413)

Fiscal Year 2023 Compared to Fiscal Year 2022

Revenues

Revenues were $149.3 million in fiscal 2023, compared to $119.6 million in fiscal 2022, an increase of approximately $29.7 million or 25%. The year-over-year increase in revenues can primarily be attributed to increases in manufacturing runs and process development services provided to new customers. The increase in revenues was attributed to the following components of our revenue streams:

$ in millions
Net increase in manufacturing revenues	$ 26.1
Net increase in process development revenues	3.6
Total increase in revenues	$ 29.7

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

We expect our gross profit will continue to be impacted in the near-term due to our increased fixed costs base related to the recent hiring of personnel, additional facility and equipment related costs, and increased depreciation expense from our facility expansion efforts.

Selling, General and Administrative Expenses

SG&A expenses were $27.9 million in fiscal 2023, compared to $21.2 million in fiscal 2022, an increase of $6.7 million, or 31%. The net increase in SG&A expenses was attributed to the following components:

$ in millions
Increase in compensation and benefit related expenses	$ 4.7
Increase in legal and accounting fees	0.5
Increase in consulting and other professional fees	0.4
Increase travel and related expenses	0.4
Increase in facility and related expenses	0.3
Increase in trade show expenses	0.2
Net increase in all other SG&A expenses	0.2
Total increase in SG&A expenses	$ 6.7

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

Interest Expense (as restated)

Interest expense was $3.0 million in fiscal 2023, compared to $2.7 million for fiscal 2022. This $0.3 million increase can primarily be attributed to additional interest expense of $0.4 million incurred during fiscal 2023 in connection with the Event of Default associated with our 2026 Notes. For further detail, refer to Note 3, Debt, of the notes to consolidated financial statements included herein.

Other Income (Expense), net

Other income (expense), net (“OI&E”) was income of $1.0 million for fiscal 2023 compared to expense of $0.1 million for fiscal 2022. The $1.1 million increase in year-over-year OI&E can primarily be attributed to an increase in interest income of $0.8 million combined with a $0.3 million decrease in loss on disposal of property and equipment.

Income Tax Expense (Benefit) (as restated)

Income tax expense was $1.3 million in fiscal 2023 compared to income tax benefit of $115.0 million in fiscal 2022. The increase in income tax expense is due to the recording of our first year of income tax expense in the current year whereas in the prior year there was a non-cash income tax benefit due to the release of our valuation allowance during the fourth quarter of fiscal 2022 (as described in Note 7 of the notes to consolidated financial statements). Our effective tax rate for fiscal 2023 was approximately 84% and was computed based on the U.S. federal statutory tax rate of 21% adjusted primarily for the tax impact of state income taxes, stock-based compensation, non-deductible officers’ compensation and transportation fringe benefits.

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

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash and cash equivalents on hand. As of April 30, 2023, we had cash and cash equivalents of $38.5 million. Further, as of April 30, 2023, there was $143.8 million aggregate principal outstanding on our 2026 Notes, which due to an Event of Default on October 15, 2022 (as further described in Note 1 of the notes to consolidated financial statements), are classified as a current liability on the consolidated balance sheet at April 30, 2023.

On February 29, 2024, a holder of at least 25% of the 2026 Notes declared 100% of the principal amount of, and accrued and unpaid interest on, the 2026 Notes to be due and payable immediately (as further described in Note 1 of the notes to consolidated financial statements).

On March 12, 2024, we completed a private offering (the “Offering”) of $160.0 million aggregate principal amount of 7.00% convertible senior notes due 2029 (the “2029 Notes”) to qualified institutional buyers pursuant to Section 4(a)(2) of the Securities Act. We received net proceeds from the Offering of approximately $153.5 million, after deducting placement agent’s commissions and other debt issuance related expenses of approximately $6.5 million (as further described in Note 11 of the notes to consolidated financial statements).

Subsequent to the closing of the Offering, during March 2024, we used approximately $146.1 million of the net proceeds to (i) repurchase for cash, $141.0 million aggregate principal amount of the 2026 Notes in privately negotiated transactions with certain holders of the 2026 Notes plus accrued and unpaid interest of $2.3 million, and (ii) repay in full, the remaining outstanding 2026 Notes balance by depositing the required payoff amount of $2.8 million, representing principal and accrued and unpaid interest, with the trustee under the indenture for the 2026 Notes, following which no 2026 Notes remained outstanding (as further described in Note 11 of the notes to consolidated financial statements).

As a result, we believe that our existing cash on hand and our anticipated cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months from the date of this Amended Report.

If our existing cash and cash equivalents on hand and our anticipated cash flows from operations are not sufficient to support our operations or capital requirements, then we may, in the future, draw on our existing revolving credit facility (which was amended on March 12, 2024 to, among other things, waive the events of default under the revolving credit facility as a result of the aforementioned acceleration of the 2026 Notes), which is subject to covenant compliance and availability (as described in Note 3 of the notes to consolidated financial statements) and/or obtain additional equity or debt financing to fund our future operations. We may raise these funds at the appropriate time, accessing the form of capital that we determine is most appropriate considering the markets available to us and their respective costs of capital, such as through the issuance of debt or through the public offering of our securities. These financings may not be available on acceptable terms, or at all. Our ability to raise additional capital in the equity and debt markets is dependent on several factors including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties including, but not limited to, our financial results, economic and market conditions, and global financial crises and economic downturns, which may cause extreme volatility and disruptions in capital and credit markets. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us or it may contain restrictions on the operations of our business.

Cash Flows

The following table compares our cash flow activities for the fiscal years ended April 30, 2023 and 2022 (in thousands):

	Fiscal Year Ended April 30,
	2023	2022	$ Change
	(as restated)
Net cash (used in) provided by operating activities	$(12,722)	$9,465	$(22,187)
Net cash used in investing activities	$(77,803)	$(56,411)	$(21,392)
Net cash provided by financing activities	$2,901	$3,197	$(296)

Net Cash Used in Operating Activities

Net cash used in operating activities during fiscal 2023 was a result of net income of $0.3 million combined with non-cash adjustments to net loss of $20.7 million primarily related to stock-based compensation, depreciation and amortization expense, amortization of debt issuance costs and deferred income taxes, offset by a reduction in working capital as a result of a net change in operating assets and liabilities of $33.7 million.

Net Cash Used in Investing Activities

Net cash used in investing activities during fiscal 2023 consisted of $77.8 million used to acquire property and equipment primarily related to the expansion of our Myford facility and the construction of our CGT Facility.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during fiscal 2023 consisted of $3.4 million in net proceeds from the issuance of common stock under our equity compensation plans, offset by $0.5 million in principal payments on a finance lease.

Cash Requirements

Our material cash requirements include the following contractual and other obligations.

Convertible Senior Notes Due 2029

In March 2024, we completed the Offering of $160.0 million aggregate principal amount of 2029 Notes. We received net proceeds from the Offering of approximately $153.5 million, after deducting placement agent’s commissions and other debt issuance related expenses of approximately $6.5 million.

The 2029 Notes are senior unsecured obligations and accrue interest at a rate of 7.00% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2024. The 2029 Notes mature on March 1, 2029, unless earlier repurchased by us or converted at the option of the holders. The 2029 Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election in the manner and subject to the terms and conditions provided in the indenture governing the 2029 Notes.

We may not redeem the 2029 Notes prior to the March 1, 2029 maturity date. For additional information regarding our 2029 Notes, see Note 11 of the notes to consolidated financial statements.

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

Capital Expenditures

We currently anticipate that cash required for capital expenditures during fiscal 2024 is approximately $32 million, which includes accrued and unpaid capital expenditures of approximately $14 million as of April 30, 2023. The remaining costs are primarily related to the completion of our cell and gene therapy facility as further discussed in the “Facility Expansions” section above.

Revolving Credit Facility

In March 2023, we entered into a credit agreement with Bank of America, N.A., as administrative agent and letter of credit issuer, which was subsequently amended on October 27, 2023 and March 12, 2024 (as amended, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) in an amount equal to the lesser of (i) $50 million, and (ii) a borrowing base calculated as the sum of (a) 80% of the value of certain of our eligible accounts receivable, plus (b) up to 100% of the value of eligible cash collateral. The Revolving Credit Facility will mature on October 25, 2024 and is secured by substantially all of our assets. As of April 30, 2023, there were no outstanding loans under the Revolving Credit Facility.

Loans under the Revolving Credit Facility will bear interest at either (1) a term Secured Overnight Financing Rate (“SOFR”) rate for a specified interest period plus a SOFR adjustment (equal to 0.10%) plus a margin of 1.60% or (2) base rate plus a margin of 0.60% at our option. Interest on any outstanding loans is due and payable monthly and the principal balance is due at maturity. In addition, we pay a quarterly unused revolving line facility fee of 0.25% per annum on the average unused facility.

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

The Credit Agreement also provides for certain customary events of defaults, including, among others, failure to make payments, breach of representations and warranties, and default of covenants. For additional information regarding our Credit Agreement, see Note 3 of the notes to consolidated financial statements.

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

Our 2026 Notes bear interest at a fixed rate of 1.25% per year and therefore would not be affected by changes in U.S. interest rates.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 21, 2023, except for the effect of the material weakness described in the third paragraph of that report, as to which the date is April 24, 2024, expressed an adverse opinion thereon.

Restatement of 2023 Financial Statements

As discussed in Note 1 to the consolidated financial statements, the 2023 consolidated financial statements have been restated to correct misstatements.

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

Irvine, California

June 21, 2023, except for the effects of the restatement disclosed in Note 1, and Note 11 of the consolidated financial statements, as to which the date is April 24, 2024

AVID BIOSERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	April 30, 2023	April 30, 2022
	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$38,542	$126,166
Accounts receivable, net	18,298	20,547
Contract assets	9,609	5,369
Inventory	43,908	26,062
Prepaid expenses and other current assets	2,094	1,879
Total current assets	112,451	180,023
Property and equipment, net	177,770	92,955
Operating lease right-of-use assets	42,772	36,806
Deferred tax assets	113,751	115,082
Other assets	4,473	4,627
Restricted cash	350	350
Total assets	$451,567	$429,843
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,593	$9,504
Accrued compensation and benefits	8,780	8,418
Contract liabilities	37,352	53,798
Convertible senior notes, net	140,623	–
Current portion of operating lease liabilities	1,358	2,969
Other current liabilities	2,440	1,072
Total current liabilities	215,146	75,761
Convertible senior notes, net	–	139,577
Operating lease liabilities, less current portion	45,690	37,886
Finance lease liabilities, less current portion	1,562	2,093
Total liabilities	262,398	255,317

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at respective dates	–	–
Common stock, $0.001 par value; 150,000 shares authorized; 62,692 and 61,807 shares issued and outstanding at respective dates	63	62
Additional paid-in capital	620,224	605,841
Accumulated deficit	(431,118)	(431,377)
Total stockholders’ equity	189,169	174,526
Total liabilities and stockholders’ equity	$451,567	$429,843

See accompanying notes to consolidated financial statements.

AVID BIOSERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share information)

	Year Ended April 30,
	2023	2022	2021
	(as restated)
Revenues	$149,266	$119,597	$95,868
Cost of revenues	117,786	82,949	66,561
Gross profit	31,480	36,648	29,307
Operating expenses:
Selling, general and administrative	27,879	21,226	17,064
Total operating expenses	27,879	21,226	17,064
Operating income	3,601	15,422	12,243
Interest expense	(3,013)	(2,680)	(1,164)
Other income (expense), net	1,002	(81)	133
Net income before income taxes	1,590	12,661	11,212
Income tax expense (benefit)	1,331	(115,011)	–
Net income	$259	$127,672	$11,212
Comprehensive income	$259	$127,672	$11,212
Series E preferred stock accumulated dividends	–	–	(4,455)
Impact of Series E preferred stock redemption	–	–	(3,439)
Net income attributable to common stockholders	$259	$127,672	$3,318

Net income per share attributable to common stockholders:
Basic	$0.00	$2.08	$0.06
Diluted	$0.00	$1.84	$0.06

Weighted average common shares outstanding:
Basic	62,268	61,484	58,222
Diluted	63,782	70,474	59,426

See accompanying notes to consolidated financial statements.

AVID BIOSERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share information)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at April 30, 2020	1,648	$2	56,483	$56	$612,909	$(571,071)	$41,896
Series E preferred stock dividends paid ($2.705 per share)	–	–	–	–	(4,455)	–	(4,455)
Conversion of Series E preferred stock to common stock	(28)	–	34	–	–	–	–
Redemption of Series E preferred stock	(1,620)	(2)	–	–	(40,488)	–	(40,490)
Common stock issued, net of issuance costs of $2,359	–	–	3,833	4	32,137	–	32,141
Common stock issued under equity compensation plans	–	–	719	1	3,983	–	3,984
Equity component of convertible senior notes	–	–	–	–	42,431	–	42,431
Purchase of capped calls related to convertible senior notes	–	–	–	–	(12,837)	–	(12,837)
Stock-based compensation expense	–	–	–	–	3,854	–	3,854
Net income	–	–	–	–	–	11,212	11,212
Balances at April 30, 2021	–	–	61,069	61	637,534	(559,859)	77,736
Cumulative-effect adjustment from modified retrospective adoption of ASU 2020-06	–	–	–	–	(42,431)	810	(41,621)
Common stock issued under equity compensation plans	–	–	738	1	3,358	–	3,359
Stock-based compensation expense	–	–	–	–	7,380	–	7,380
Net income	–	–	–	–	–	127,672	127,672
Balances at April 30, 2022	–	–	61,807	62	605,841	(431,377)	174,526
Common stock issued under equity compensation plans	–	–	885	1	3,405	–	3,406
Stock-based compensation expense	–	–	–	–	10,978	–	10,978
Net income (as restated)	–	–	–	–	–	259	259
Balances at April 30, 2023 (as restated)	–	$–	62,692	$63	$620,224	$(431,118)	$189,169

See accompanying notes to consolidated financial statements.

AVID BIOSERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2023	2022	2021
	(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$259	$127,672	$11,212
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	10,978	7,380	3,854
Depreciation and amortization	7,210	4,480	3,453
Amortization of debt discount and issuance costs	1,046	1,030	916
Deferred income taxes	1,331	(115,082)	–
Loss on disposal and/or impairment of property and equipment	139	381	–
Changes in operating assets and liabilities:
Accounts receivable, net	2,249	(1,705)	(10,236)
Contract assets	(4,240)	743	(2,812)
Inventory	(17,846)	(14,191)	(988)
Prepaid expenses and other assets	(61)	(4,232)	(1,260)
Accounts payable	964	(943)	(608)
Accrued compensation and benefits	362	(376)	5,775
Contract liabilities	(16,446)	3,029	21,649
Other accrued expenses and liabilities	1,333	1,279	227
Net cash (used in) provided by operating activities	(12,722)	9,465	31,182

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(77,803)	(56,411)	(9,864)
Net cash used in investing activities	(77,803)	(56,411)	(9,864)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity compensation plans	3,406	3,359	3,984
Proceeds from issuance of common stock, net of issuance costs	–	–	32,141
Proceeds from issuance of convertible senior notes, net of issuance costs	–	–	138,464
Purchases of capped calls related to convertible senior notes	–	–	(12,837)
Repayment of note payable	–	–	(4,379)
Dividends paid on preferred stock	–	–	(4,455)
Redemption of preferred stock	–	–	(37,051)
Impact of preferred stock redemption	–	–	(3,439)
Principal payments on finance leases	(505)	(162)	(93)
Net cash provided by financing activities	2,901	3,197	112,335

Net (decrease) increase in cash, cash equivalents and restricted cash	(87,624)	(43,749)	133,653
Cash, cash equivalents and restricted cash, beginning of period	126,516	170,265	36,612
Cash, cash equivalents and restricted cash, end of period	$38,892	$126,516	$170,265

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,118	$1,670	$5
Cash paid for income taxes	$260	$64	$–

Supplemental disclosures of non-cash activities:
Unpaid purchases of property and equipment	$14,361	$1,190	$3,939

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

Except where specifically noted or the context otherwise requires, references to “Avid,” the “Company,” “we,” “us,” and “our,” in this Amended Report refer to Avid Bioservices, Inc. and its subsidiary.

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

Restatement of Previously Issued Consolidated Financial Statements

On February 29, 2024, we received an acceleration notice (the “Acceleration Notice”) from a holder of our 1.250% Exchangeable Senior Notes due 2026 (the “2026 Notes”). The Acceleration Notice stipulated, among other things, that (i) we did not remove the restrictive legend on the 2026 Notes by March 17, 2022 as required under the indenture governing the 2026 Notes (the “2026 Notes Indenture”), (ii) due to such failure, additional interest had accrued thereafter at a rate of 0.50% per annum (the “Additional Interest”), (iii) such Additional Interest had not been paid by us as of the date of the Acceleration Notice, which constitutes an event of default under the 2026 Notes Indenture (the “Event of Default”), and (iv) such holder was the beneficial owner of at least 25% in aggregate principal amount of the outstanding 2026 Notes and therefore had the right to accelerate all of the 2026 Notes. As a result of the Event of Default, such holder declared 100% of the principal amount of, and accrued and unpaid interest on, the 2026 Notes to be due and payable immediately.

Following the receipt of the Acceleration Notice and a re-evaluation of the accounting for the 2026 Notes, we determined that the 2026 Notes should have been classified as a current liability beginning on October 15, 2022, resulting in an understatement of current liabilities on our consolidated balance sheet. The re-classification of the 2026 Notes to a current liability resulted in negative working capital and created a substantial doubt regarding our ability to continue as a going concern. However, this substantial doubt has been resolved through the subsequent issuance of the 2029 Notes, as further described in Note 11, Subsequent Events. We also determined that our interest expense for fiscal 2023 was understated in our consolidated statement of income and comprehensive income as a result of the failure to reflect the Additional Interest. This and other related adjustments and the related tax effect to correct certain related misstatements pertaining to the 2023 fiscal period that we have determined to be immaterial, both individually and in the aggregate, are reflected in the restated consolidated financial statements included in this Amended Report. In addition to this note, Notes 2, 3, 7, 8, 11, and 12 to the restated consolidated financial statements included in this Amended Report have been updated and restated or added, as applicable, to reflect the impacts from the restatement.

The impact on the line items within our consolidated financial statements as of and for the fiscal year ended April 30, 2023 previously filed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2023 are as follows (in thousands, except par value and per share information):

	As of April 30, 2023
Consolidated Balance Sheet	(as reported)	(adjustments)	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$38,542	$–	$38,542
Accounts receivable, net	18,298	–	18,298
Contract assets	9,609	–	9,609
Inventory	43,908	–	43,908
Prepaid expenses and other current assets	2,094	–	2,094
Total current assets	112,451	–	112,451
Property and equipment, net	177,369	401	177,770
Operating lease right-of-use assets	42,772	–	42,772
Deferred tax assets	113,639	112	113,751
Other assets	4,473	–	4,473
Restricted cash	350	–	350
Total assets	$451,054	$513	$451,567
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,593	$–	$24,593
Accrued compensation and benefits	8,780	–	8,780
Contract liabilities	37,352	–	37,352
Convertible senior notes, net	–	140,623	140,623
Current portion of operating lease liabilities	1,358	–	1,358
Other current liabilities	1,626	814	2,440
Total current liabilities	73,709	141,437	215,146
Convertible senior notes, net	140,623	(140,623)	–
Operating lease liabilities, less current portion	45,690	–	45,690
Finance lease liabilities, less current portion	1,562	–	1,562
Total liabilities	261,584	814	262,398

Commitments and contingencies	–	–	–

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at respective dates	–	–	–
Common stock, $0.001 par value; 150,000 shares authorized; 62,692 and 61,807 shares issued and outstanding at respective dates	63	–	63
Additional paid-in capital	620,224	–	620,224
Accumulated deficit	(430,817)	(301)	(431,118)
Total stockholders’ equity	189,470	(301)	189,169
Total liabilities and stockholders’ equity	$451,054	$513	$451,567

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended April 30, 2023
Consolidated Statement of Income and Comprehensive Income	(as reported)	(adjustments)	(as restated)
Revenues	$149,266	$–	$149,266
Cost of revenues	117,786	–	117,786
Gross profit	31,480	–	31,480
Operating expenses:
Selling, general and administrative	27,879	–	27,879
Total operating expenses	27,879	–	27,879
Operating income	3,601	–	3,601
Interest expense	(2,600)	(413)	(3,013)
Other income, net	1,002	–	1,002
Net income before income taxes	2,003	(413)	1,590
Income tax expense	1,443	(112)	1,331
Net income	$560	$(301)	$259
Comprehensive income	$560	$(301)	$259

Net income per share:
Basic	$0.01	$(0.01)	$0.00
Diluted	$0.01	$(0.01)	$0.00

Weighted average common shares outstanding:
Basic	62,268	–	62,268
Diluted	63,782	–	63,782

	Year Ended April 30, 2023
	Accumulated Deficit	Total Stockholders’ Equity	Adjustments	Accumulated Deficit	Total Stockholders’ Equity
Condensed Consolidated Statement of Stockholders’ Equity	(as reported)	(as reported)	(adjustments)	(as restated)	(as restated)
Balances at April 30, 2022	$(431,377)	$174,526	$–	$(431,377)	$174,526
Common stock issued under equity compensation plans	–	3,406	–	–	3,406
Stock-based compensation expense	–	10,978	–	–	10,978
Net income	560	560	(301)	259	259
Balances at April 30, 2023	$(430,817)	$189,470	$(301)	$(431,118)	$189,169

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended April 30, 2023
Consolidated Statement of Cash Flows	(as reported)	(adjustments)	(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$560	$(301)	$259
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	10,978	–	10,978
Depreciation and amortization	7,210	–	7,210
Amortization of debt issuance costs	1,046	–	1,046
Deferred income taxes	1,443	(112)	1,331
Loss on disposal and/or impairment of property and equipment	139	–	139
Changes in operating assets and liabilities:
Accounts receivable, net	2,249	–	2,249
Contract assets	(4,240)	–	(4,240)
Inventory	(17,846)	–	(17,846)
Prepaid expenses and other assets	(61)	–	(61)
Accounts payable	964	–	964
Accrued compensation and benefits	362	–	362
Contract liabilities	(16,446)	–	(16,446)
Other accrued expenses and liabilities	755	578	1,333
Net cash used in operating activities	(12,887)	165	(12,722)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(77,638)	(165)	(77,803)
Net cash used in investing activities	(77,638)	(165)	(77,803)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity compensation plans	3,406	–	3,406
Principal payments on finance leases	(505)	–	(505)
Net cash provided by financing activities	2,901	–	2,901

Net decrease in cash, cash equivalents and restricted cash	(87,624)	–	(87,624)
Cash, cash equivalents and restricted cash, beginning of period	126,516	–	126,516
Cash, cash equivalents and restricted cash, end of period	$38,892	–	$38,892

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,118	$–	$1,118
Cash paid for income taxes	$260	$–	$260

Supplemental disclosures of non-cash activities:
Unpaid purchases of property and equipment	$14,125	$236	$14,361

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Costs for property and equipment not yet placed into service have been capitalized as construction-in-progress. These costs are primarily related to equipment and leasehold improvements associated with our manufacturing facilities, and will be depreciated in accordance with the above guidelines once placed into service. Interest costs incurred during construction of major capital projects are capitalized as construction-in-progress until the underlying asset is ready for its intended use, at which point the interest costs are amortized as depreciation expense over the life of the underlying asset. Interest capitalized as construction-in-progress for the fiscal years ended April 30, 2023 and 2022, was $0.8 million and $0.2 million, respectively. All of our property and equipment are located in the United States. Property and equipment consist of the following (in thousands):

	April 30,
	2023	2022
	(as restated)
Leasehold improvements	$97,514	$37,345
Laboratory and manufacturing equipment	35,501	30,089
Computer equipment and software	5,028	5,326
Furniture, fixtures and office equipment	1,681	843
Construction-in-progress	68,414	43,809
Total property and equipment, gross	208,138	117,412
Less: accumulated depreciation and amortization	(30,368)	(24,457)
Total property and equipment, net	$177,770	$92,955

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

As of April 30, 2023 and 2022, we did not have any Level 2 or Level 3 financial assets and our cash equivalents of $28.7 million and $116.3 million, respectively, were invested in money market funds with a major commercial bank and carried at fair value based on quoted market prices for identical securities (Level 1 inputs). We consider the fair value of our convertible senior notes to be a Level 2 financial liability due to limited trading activity of the convertible senior notes. Refer to Note 3, Debt, of the notes to the consolidated financial statements for further details. We did not have any other Level 2 or Level 3 financial liabilities as of April 30, 2023 and 2022.

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

Note 3 – Debt (as restated)

Convertible Senior Notes Due 2026

In March 2021, we issued $143.8 million in aggregate principal amount of 1.25% exchangeable senior notes due 2026 (the “2026 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The net proceeds we received from the issuance of 2026 Notes was $138.5 million, after deducting initial purchaser discounts and other debt issuance related expenses of $5.3 million.

The 2026 Notes are senior unsecured obligations and accrue interest at a rate of 1.25% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. The 2026 Notes mature on March 15, 2026, unless earlier redeemed or repurchased by us or converted at the option of the holders. The 2026 Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election in the manner and subject to the terms and conditions provided in the indenture (the “2026 Notes Indenture”) governing the 2026 Notes.

The initial conversion rate for the 2026 Notes is approximately 47.1403 shares of our common stock per $1,000 principal amount, which represents an initial conversion price of approximately $21.21 per share of our common stock. The conversion rate is subject to adjustments upon the occurrence of certain events in accordance with the terms of the 2026 Notes Indenture. In addition, following certain corporate events that occur prior to the maturity date, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert their 2026 Notes in connection with such a fundamental change, as defined in the 2026 Notes Indenture.

Holders of the 2026 Notes may convert their 2026 Notes at their option at any time prior to the close of business on the business day immediately preceding September 15, 2025, only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending July 31, 2021, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the 2026 Notes Indenture) per $1,000 principal amount of the 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the exchange rate on each such trading day; (3) if we call any or all of the 2026 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; and (4) upon the occurrence of specified corporate events as described in the Indenture.

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On or after September 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders at their option may convert their 2026 Notes at any time, regardless of the foregoing circumstances.

We may not redeem the 2026 Notes prior to March 20, 2024. On or after March 20, 2024, the 2026 Notes are redeemable for cash, whole or in part, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

If we undergo a fundamental change (as defined in the 2026 Notes Indenture), holders may require us to repurchase for cash all or any portion of their 2026 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid interest to, but excluding the redemption date.

The 2026 Notes Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, the trustee or the holders of at least 25% in aggregate principal amount of the outstanding 2026 Notes may declare the entire principal of all the 2026 Notes plus accrued and unpaid interest to be immediately due and payable.

As described in Note 1, on February 29, 2024, as a result of the Event of Default, a holder of at least 25% aggregate principal amount of 2026 Notes declared 100% of the principal amount of, and accrued and unpaid interest on, the 2026 Notes to be due and payable immediately.

Furthermore, due to the Event of Default, conditions allowing the trustee or the holders of at least 25% in aggregate principal amount of the outstanding 2026 Notes to declare the entire principal of the outstanding 2026 Notes to be immediately due and payable had been met as of October 15, 2022 and, therefore, the 2026 Notes are classified as a current liability on the consolidated balance sheet at April 30, 2023.

As of April 30, 2022, the conditions allowing holders of the 2026 Notes to convert had not been met and, therefore, the 2026 Notes are classified as a long-term liability on the consolidated balance sheet at April 30, 2022.

Refer also to Note 11, Subsequent Events, for further information regarding the subsequent repurchase and/or payoff of the 2026 Notes.

In accounting for the issuance of the 2026 Notes, prior to the adoption of ASU 2020-06, Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), we separated the 2026 Notes into debt and equity components. The carrying amount of the debt component on the date of the issuance was $99.7 million and was determined based on a binomial lattice model, which yielded an effective discount rate of 8.78% and was derived with the assistance of a third-party valuation. The equity component was allocated a value of $44.1 million, representing the difference between the par value of the 2026 Notes and the fair value of the debt component. The equity component was not remeasured as long as it continued to meet the conditions for equity classification, and the equity component was recorded as additional paid-in capital within stockholders’ equity. The difference between the principal amount of the 2026 Notes and the debt component, or the debt discount, was amortized to interest expense using the effective interest method over the contractual term of the 2026 Notes.

In accounting for the issuance costs related to the 2026 Notes, prior to the adoption of ASU 2020-06, we allocated the total amount incurred to the debt and equity components of the 2026 Notes based on their relative values. Issuance costs attributable to the debt component were $3.7 million and were being amortized to interest expense using the effective interest method over the contractual term of the 2026 Notes. Issuance costs attributable to the equity component were $1.6 million and were netted with the equity component in additional paid-in capital within stockholders’ equity.

On May 1, 2021, we elected to early adopt ASU 2020-06 using the modified retrospective transition method. Under such transition method, prior period financial information and disclosures are not adjusted and continue to be reported under the accounting standards that were in effect prior to our adoption of ASU 2020-06.

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The adoption of ASU 2020-06 resulted in the re-combination of the debt and equity components of the 2026 Notes into a single debt instrument, which resulted in a $42.4 million decrease in additional paid-in capital from the derecognition of the bifurcated equity component, a $41.6 million increase in convertible senior notes, net from the derecognition of the discount associated with the bifurcated equity component, or debt discount, and $0.8 million decrease to the May 1, 2021 opening balance of accumulated deficit, representing the cumulative non-cash interest expense recognized related to the amortization of the debt discount associated with the bifurcated equity component of the 2026 Notes. Additionally, we derecognized the allocation of the issuance costs to the equity component and all issuance costs related to the 2026 Notes are being amortized to interest expense using the effective interest method over the contractual term of the 2026 Notes which is included in the cumulative adjustment to the opening balance of accumulated deficit.

The net carrying amount of the 2026 Notes is as follows (in thousands):

	April 30, 2023	April 30, 2022
Principal	$143,750	$143,750
Unamortized issuance costs	(3,127)	(4,173)
Net carrying amount	$140,623	$139,577

As of April 30, 2023 and 2022, the estimated fair value of the 2026 Notes was approximately $157.3 million and $167.1 million, respectively. The fair value was determined based on the last actively traded price per $100 of the 2026 Notes for the periods ended April 30, 2023 and 2022 (Level 2).

The following table summarizes the interest expense recognized related to the 2026 Notes for the fiscal years ended April 30, 2023, 2022 and 2021 (in thousands):

	Fiscal Year Ended April 30,
	2023	2022	2021
	(as restated)
Contractual interest expense	$1,808	$1,603	$245
Amortization of issuance costs	1,046	1,030	54
Amortization of debt discount (1)	–	–	862
Total interest expense associated with 2026 Notes	$2,854	$2,633	$1,161

_______________

(1)	As discussed above, the adoption of ASU 2020-06 on May 1, 2021 resulted in the re-combination of the debt and equity components of the 2026 Notes into a single debt instrument. Accordingly, the unamortized debt discount balance and the net carrying amount of the equity component were derecognized.

The effective annual interest rate of the 2026 Notes for the fiscal years ended April 30, 2023, 2022 and 2021 was 2.31%, 2.03%, and 9.65%, respectively. The effective annual interest rate is computed using the contractual interest and the amortization of debt issuance costs. However, due to the Event of Default as described in Note 1, the fiscal year ended April 30, 2023 contractual interest rate also included an additional interest rate and a default interest rate. In addition, prior to the adoption of ASU 2020-06 on May 1, 2021, the effective annual interest rate calculation also included the amortization of the debt discount.

Capped Call Transactions

In connection with the issuance of the 2026 Notes, we entered into privately negotiated capped call transactions (the “Capped Calls”) with certain financial institution counterparties (the “Option Counterparties”). We used $12.8 million of the net proceeds from the issuance of the 2026 Notes to pay the cost of the Capped Calls. The Capped Calls cover, subject to customary anti-dilution adjustments, the aggregate number of shares of our common stock that initially underlie the 2026 Notes, and are generally expected to reduce the potential dilution of our common stock upon any conversion of the 2026 Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the Capped Calls. The cap share price of the Capped Calls is approximately $28.02 per share, which represents a premium of 75% over the last reported sale price of our common stock on March 9, 2021 and is subject to certain adjustments under the terms of the Capped Calls. However, there would nevertheless be dilution upon conversion of the 2026 Notes to the extent that such market price exceeds the capped share price as measured under the terms of the Capped Calls.

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We evaluated the Capped Calls under ASC 815-10 and determined that they should be accounted for as a separate transaction from the 2026 Notes and that the Capped Calls met the criteria for equity classification. Therefore, the cost of $12.8 million to purchase the Capped Calls was recorded as a reduction to additional paid-in capital in the consolidated balance sheet at April 30, 2021. The Capped Calls will not be subsequently remeasured as long as the conditions for equity classification continue to be met. During fiscal years 2023 and 2022, there were no conversions of our 2026 Notes, and therefore, there was no activity with respect to the Capped Calls. We believe the conditions for equity classification continue to be met as of April 30, 2023 and 2022.

As described in Note 11, during March 2024, in connection with our repurchase and payoff of the remaining balance of the 2026 Notes we entered into transactions to unwind all of our Capped Calls. As a result, we received $1.3 million in net proceeds from the unwinding of the Capped Calls.

Revolving Credit Facility

On March 14, 2023, we entered into a credit agreement with Bank of America, N.A., as administrative agent and letter of credit issuer, which was subsequently amended on October 27, 2023 (as amended, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) in an amount equal to the lesser of (i) $50 million, and (ii) a borrowing base calculated as the sum of (a) 80% of the value of certain of our eligible accounts receivable, plus (b) up to 100% of the value of eligible cash collateral. The Revolving Credit Facility will mature on October 25, 2024 and is secured by substantially all of our assets. As of April 30, 2023, there were no outstanding loans under the Revolving Credit Facility.

As a result of the Acceleration Event associated with the 2026 Notes (Note 1), such occurrence resulted in a cross-default under our Credit Agreement. On March 12, 2024, we entered into Amendment No. 2 to the Credit Agreement which, among other things, (i) waives the events of default under the Credit Agreement as a result of the acceleration of our 2026 Notes, (ii) permits the issuance of our 2029 Notes and the repayment of our 2026 Notes (Note 11) and (iii) adjusts the financial covenant in the Credit Agreement.

Loans under the Revolving Credit Facility will bear interest at either (1) a term Secured Overnight Financing Rate (“SOFR”) rate for a specified interest period plus a SOFR adjustment (equal to 0.10%) plus a margin of 1.60% or (2) base rate plus a margin of 0.60% at our option. Interest on any outstanding loans is due and payable monthly and the principal balance is due at maturity. In addition, we pay a quarterly unused revolving line facility fee of 0.25% per annum on the average unused facility.

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

We are subject to taxation in the United States and various states jurisdictions. We have not been notified that we are under audit by the IRS or any state taxing authorities and our federal and state returns from April 30, 2020 and April 30, 2019, respectively, remain open for examination. Due to the presence of net operating loss (“NOL”) carryforwards the tax authorities can also examine years prior to the standard statute of limitations.

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

The provision for income taxes on our net income before income taxes for the fiscal years ended April 30, 2023, 2022 and 2021 is comprised of the following (in thousands):

	2023	2022	2021
	(as restated)
Federal income taxes at statutory rate	$334	$2,659	$2,355
State income taxes, net of valuation allowance	276	605	–
Expiration and adjustments of deferred tax assets	–	–	451
Change in federal valuation allowance	–	(122,703)	2,450
Stock-based compensation including 162M limitations	615	(1,153)	(240)
Research and development credits	–	–	(4,958)
Adjustment for federal benefit of state	–	5,326	–
Permanent differences	66	425	4
Other, net	40	(170)	(62)
Income tax expense (benefit)	$1,331	$(115,011)	$–

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and deferred tax liabilities at April 30, 2023 and 2022 are as follows (in thousands):

	2023	2022
	(as restated)
Net operating losses	$112,194	$99,710
Research and development credits	5,569	5,550
Stock-based compensation	2,589	2,710
Deferred revenue	2,420	5,494
Lease liabilities	12,742	11,107
Accrued liabilities	2,360	785
Accrued compensation	1,781	1,705
Total deferred tax assets	139,655	127,061
Less valuation allowance	–	–
Total deferred tax assets, net of valuation allowance	139,655	127,061
Deferred tax liabilities:
Fixed assets	(14,320)	(1,972)
ROU assets	(11,584)	(10,007)
Total deferred tax liabilities	(25,904)	(11,979)
Net deferred tax assets	$113,751	$115,082

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

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Net Income Per Common Share

Basic net income per common share is computed by dividing our net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing our net income attributable to common stockholders by the sum of the weighted average number of shares of common stock outstanding during the period plus the potential dilutive effects of stock options, unvested RSUs and PSUs, shares of common stock expected to be issued under our ESPP, 2026 Notes and Series E Preferred Stock outstanding during the period.

Net income attributable to common stockholders represents our net income less Series E Preferred Stock accumulated dividends and the impact of Series E Preferred Stock redemption.

The potential dilutive effect of stock options, unvested RSUs and PSUs, and shares of common stock expected to be issued under our ESPP during the period are calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. The potential dilutive effect of our 2026 Notes and Series E Preferred Stock outstanding during the period are calculated using the if-converted method assuming the conversion of our 2026 Notes and Series E Preferred Stock as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. A reconciliation of the numerators and the denominators of the basic and dilutive net income per common share computations are as follows (in thousands, except per share amounts):

	Fiscal Year Ended April 30,
	2023	2022	2021
	(as restated)
Numerator
Net income	$259	$127,672	$11,212
Series E preferred stock accumulated dividends	–	–	(4,455)
Impact of Series E preferred stock redemption	–	–	(3,439)
Net income attributable to common stockholders, basic	$259	$127,672	$3,318
Add interest expense on 2026 Notes, net of tax	–	1,954	–
Net income attributable to common stockholders, diluted	$259	$129,626	$3,318
Denominator
Weighted average basic common shares outstanding	62,268	61,484	58,222
Effect of dilutive securities:
Stock options	1,248	1,830	909
RSUs, PSUs and ESPP	266	384	295
2026 Notes	–	6,776	–
Weighted average dilutive common shares outstanding	63,782	70,474	59,426

Net income per share attributable to common stockholders:
Basic	$0.00	$2.08	$0.06
Diluted	$0.00	$1.84	$0.06

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the potential dilutive securities excluded from the calculation of diluted net income (loss) per common share for the periods presented as the effect of their inclusion would have been anti-dilutive (in thousands):

	Fiscal Year Ended April 30,
	2023	2022	2021
Stock options	46	43	829
RSUs, PSUs and ESPP	253	9	–
2026 Notes	6,776	–	928
Series E Preferred Stock	–	–	1,864
Total	7,075	52	3,621

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

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Subsequent Events

Acceleration of Convertible Senior Notes Due 2026

As described in Note 1, on February 29, 2024, as a result of the Event of Default, a holder of at least 25% aggregate principal amount of 2026 Notes declared 100% of the principal amount of, and accrued and unpaid interest on, the 2026 Notes to be due and payable immediately.

Sale and Issuance of Convertible Senior Notes Due 2029

On March 12, 2024, we completed a private offering (the “Offering”) of $160.0 million aggregate principal amount of 7.00% convertible senior notes due 2029 (the “2029 Notes”) to qualified institutional buyers pursuant to Section 4(a)(2) of the Securities Act. We received net proceeds from the Offering of approximately $153.5 million, after deducting placement agent’s commissions and other debt issuance related expenses of approximately $6.5 million.

Subsequent to the closing of the Offering, during March 2024, we used approximately $146.1 million of the net proceeds to (i) repurchase for cash, $141.0 million aggregate principal amount of the 2026 Notes (Note 3) in privately negotiated transactions with certain holders of the 2026 Notes plus accrued and unpaid interest of $2.3 million, and (ii) repay in full, the remaining outstanding 2026 Notes balance by depositing the required payoff amount of $2.8 million, representing principal and accrued and unpaid interest, with the trustee under the 2026 Notes Indenture, following which no 2026 Notes remained outstanding.

The 2029 Notes are senior unsecured obligations and accrue interest at a rate of 7.00% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2024. The 2029 Notes mature on March 1, 2029, unless earlier repurchased by us or converted at the option of the holders. The 2029 Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election in the manner and subject to the terms and conditions provided in the indenture (the “2029 Notes Indenture”) governing the 2029 Notes.

The initial conversion rate for the 2029 Notes is approximately 101.1250 shares of our common stock per $1,000 principal amount, which represents an initial conversion price of approximately $9.89 per share of our common stock. The conversion rate is subject to adjustments upon the occurrence of certain events in accordance with the terms of the 2029 Notes Indenture. In addition, following certain corporate events that occur prior to the maturity date, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert their 2029 Notes in connection with such a fundamental change, as defined in the 2029 Notes Indenture.

Holders of the 2029 Notes may convert their 2029 Notes at their option at any time prior to the close of business on the business day immediately preceding September 1, 2028, only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending July 31, 2024 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the 2029 Notes on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the 2029 Notes Indenture) per $1,000 principal amount of the 2029 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events as described in the 2029 Notes Indenture.

On or after September 1, 2028 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders at their option may convert all or any portion of their 2029 Notes at any time, regardless of the foregoing circumstances. We may not redeem the 2029 Notes prior to the March 1, 2029 maturity date.

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If we undergo a fundamental change (as defined in the 2029 Notes Indenture), holders may require us to repurchase for cash all or any portion of their 2029 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2029 Notes to be repurchased, plus accrued and unpaid interest to, but excluding the fundamental change repurchase date.

The 2029 Notes Indenture includes customary terms and covenants, including that upon certain events of default occurring and continuing, if we fail to comply with any of our other agreements contained in the 2029 Notes or the 2029 Notes Indenture for 60 days after receipt of written notice of such failure from the trustee or the holders of at least 25% in aggregate principal amount of the outstanding 2029 Notes may declare the entire principal of all the 2029 Notes plus accrued and unpaid interest to be immediately due and payable.

Capped Call Transactions

During March 2024, in connection with our repurchase and payoff of the remaining balance of the 2026 Notes, as further described above, we entered into transactions to unwind all of our Capped Calls (Note 3). As a result, we received $1.3 million in net proceeds from the unwinding of the Capped Calls.

Revolving Credit Facility

On March 12, 2024, we entered into Amendment No. 2 to the Credit Agreement (Note 3) which, among other things, (i) waives the events of default under the Credit Agreement as a result of the acceleration of the 2026 Notes, (ii) permits the issuance of the 2029 Notes and the repayment of the 2026 Notes and (iii) adjusts certain financial covenant in the Credit Agreement.

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Restatement of Previously Reported Fiscal 2023 Interim Financial Statements (Unaudited)

The impact from the restatement described in Note 1 on the line items within our unaudited condensed consolidated financial statements as of and for the three and nine months ended January 31, 2023 previously filed in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2023 are as follows (in thousands, except par value and per share information):

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The impact on the line items within our unaudited condensed consolidated financial statements as of and for the three and nine months ended January 31, 2023 previously filed in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2023 are as follows (in thousands, except par value and per share information):

	As of January 31, 2023
Condensed Consolidated Balance Sheet	(as reported)	(adjustments)	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$59,916	$–	$59,916
Accounts receivable, net	14,826	–	14,826
Contract assets	10,388	–	10,388
Inventory	45,102	–	45,102
Prepaid expenses and other current assets	2,111	–	2,111
Total current assets	132,343	–	132,343
Property and equipment, net	164,292	118	164,410
Operating lease right-of-use assets	34,463	–	34,463
Deferred tax assets	114,580	237	114,817
Other assets	4,402	–	4,402
Restricted cash	350	–	350
Total assets	$450,430	$355	$450,785
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,392	$–	$36,392
Accrued compensation and benefits	8,400	–	8,400
Contract liabilities	37,750	–	37,750
Convertible senior notes, net	–	140,359	140,359
Current portion of operating lease liabilities	3,024	–	3,024
Other current liabilities	1,753	630	2,383
Total current liabilities	87,319	140,989	228,308
Convertible senior notes, net	140,359	(140,359)	–
Operating lease liabilities, less current portion	35,659	–	35,659
Finance lease liabilities, less current portion	1,698	–	1,698
Total liabilities	265,035	630	265,665

Commitments and contingencies	–	–	–

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at respective dates	–	–	–
Common stock, $0.001 par value; 150,000 shares authorized; 62,523 and 61,807 shares issued and outstanding at respective dates	62	–	62
Additional paid-in capital	615,841	–	615,841
Accumulated deficit	(430,508)	(275)	(430,783)
Total stockholders’ equity	185,395	(275)	185,120
Total liabilities and stockholders’ equity	$450,430	$355	$450,785

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended January 31, 2023
Condensed Consolidated Statement of Income (Loss) and Comprehensive Income (Loss)	(as reported)	(adjustments)	(as restated)
Revenues	$38,018	$–	$38,018
Cost of revenues	28,193	–	28,193
Gross profit	9,825	–	9,825
Operating expenses:
Selling, general and administrative	7,107	–	7,107
Total operating expenses	7,107	–	7,107
Operating income	2,718	–	2,718
Interest expense	(620)	(16)	(636)
Other income (expense), net	432	–	432
Net income before income taxes	2,530	(16)	2,514
Income tax expense	2,069	692	2,761
Net income (loss)	$461	$(708)	$(247)
Comprehensive income (loss)	$461	$(708)	$(247)
Net income (loss) per share:
Basic	$0.01	$(0.01)	$(0.00)
Diluted	$0.01	$(0.01)	$(0.00)
Weighted average common shares outstanding:
Basic	62,388	–	62,388
Diluted	63,726	5,438	69,164

	Nine Months Ended January 31, 2023
Condensed Consolidated Statement of Income and Comprehensive Income	(as reported)	(adjustments)	(as restated)
Revenues	$109,467	$–	$109,467
Cost of revenues	86,378	–	86,378
Gross profit	23,089	–	23,089
Operating expenses:
Selling, general and administrative	20,320	–	20,320
Total operating expenses	20,320	–	20,320
Operating income	2,769	–	2,769
Interest expense	(1,841)	(513)	(2,354)
Other income (expense), net	627	–	627
Net income before income taxes	1,555	(513)	1,042
Income tax expense	686	(238)	448
Net income	$869	$(275)	$594
Comprehensive income	$869	$(275)	$594
Net income per share:
Basic	$0.01	$–	$0.01
Diluted	$0.01	$–	$0.01
Weighted average common shares outstanding:
Basic	62,166	–	62,166
Diluted	63,634	–	63,634

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended January 31, 2023
	Accumulated Deficit	Total Stockholders’ Equity		Accumulated Deficit	Total Stockholders’ Equity
Condensed Consolidated Statement of Stockholders’ Equity	(as reported)	(as reported)	(adjustments)	(as restated)	(as restated)
Balances at October 31, 2022	$(430,969)	$181,195	$433	$(430,536)	$181,628
Common stock issued under equity compensation plans	–	995	–	–	995
Stock-based compensation expense	–	2,744	–	–	2,744
Net income (loss)	461	461	(708)	(247)	(247)
Balances at January 31, 2023	$(430,508)	$185,395	$(275)	$(430,783)	$185,120

	Nine Months Ended January 31, 2023
	Accumulated Deficit	Total Stockholders’ Equity		Accumulated Deficit	Total Stockholders’ Equity
Condensed Consolidated Statement of Stockholders’ Equity	(as reported)	(as reported)	(adjustments)	(as restated)	(as restated)
Balances at April 30, 2022	$(431,377)	$174,526	$–	$(431,377)	$174,526
Common stock issued under equity compensation plans	–	2,573	–	–	2,573
Stock-based compensation expense	–	7,427	–	–	7,427
Net income	869	869	(275)	594	594
Balances at January 31, 2023	$(430,508)	$185,395	$(275)	$(430,783)	$185,120

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended January 31, 2023
Condensed Consolidated Statement of Cash Flows	(as reported)	(adjustments)	(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$869	$(275)	$594
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	7,427	–	7,427
Depreciation and amortization	5,326	–	5,326
Amortization of debt issuance costs	782	–	782
Deferred income taxes	502	(237)	265
Loss on disposal of property and equipment	82	–	82
Changes in operating assets and liabilities:
Accounts receivable, net	5,721	–	5,721
Contract assets	(5,019)	–	(5,019)
Inventory	(19,040)	–	(19,040)
Prepaid expenses and other assets	(7)	–	(7)
Accounts payable	2,904	–	2,904
Accrued compensation and benefits	(18)	–	(18)
Contract liabilities	(16,048)	–	(16,048)
Other accrued expenses and liabilities	833	331	1,164
Net cash used in operating activities	(15,686)	(181)	(15,867)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(52,761)	181	(52,580)
Net cash used in investing activities	(52,761)	181	(52,580)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity compensation plans	2,573	–	2,573
Principal payments on finance lease	(376)	–	(376)
Net cash provided by financing activities	2,197	–	2,197

Net decrease in cash, cash equivalents and restricted cash	(66,250)	–	(66,250)
Cash, cash equivalents and restricted cash, beginning of period	126,516	–	126,516
Cash, cash equivalents and restricted cash, end of period	$60,266	–	$60,266

Supplemental disclosures of cash flow information:
Cash paid for interest	$224	$268	$492
Cash paid for income taxes	$220	$–	$220

Supplemental disclosures of investing non-cash activities:
Unpaid purchases of property and equipment	$23,984	$299	$24,283

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The impact from the restatement on the line items within our unaudited condensed consolidated financial statements as of and for the three and six months ended October 31, 2022 previously filed in our Quarterly Report on Form 10-Q for the quarter ended October 31, 2022 are as follows (in thousands, except par value and per share information):

	As of October 31, 2022
Condensed Consolidated Balance Sheet	(as reported)	(adjustments)	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$77,292	$–	$77,292
Accounts receivable, net	20,580	–	20,580
Contract assets	6,528	–	6,528
Inventory	39,061	–	39,061
Prepaid expenses and other current assets	2,480	–	2,480
Total current assets	145,941	–	145,941
Property and equipment, net	139,386	(49)	139,337
Operating lease right-of-use assets	35,373	–	35,373
Deferred tax assets	116,647	930	117,577
Other assets	4,153	–	4,153
Restricted cash	350	–	350
Total assets	$441,850	$881	$442,731
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,328	$–	$23,328
Accrued compensation and benefits	6,007	–	6,007
Contract liabilities	48,446	–	48,446
Convertible senior notes, net	–	140,097	140,097
Current portion of operating lease liabilities	3,111	–	3,111
Other current liabilities	1,485	448	1,933
Total current liabilities	82,377	140,545	222,922
Convertible senior notes, net	140,097	(140,097)	–
Operating lease liabilities, less current portion	36,350	–	36,350
Finance lease liabilities, less current portion	1,831	–	1,831
Total liabilities	260,655	448	261,103

Commitments and contingencies	–	–	–

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at respective dates	–	–	–
Common stock, $0.001 par value; 150,000 shares authorized; 62,308 and 61,807 shares issued and outstanding at respective dates	62	–	62
Additional paid-in capital	612,102	–	612,102
Accumulated deficit	(430,969)	433	(430,536)
Total stockholders’ equity	181,195	433	181,628
Total liabilities and stockholders’ equity	$441,850	$881	$442,731

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended October 31, 2022
Condensed Consolidated Statement of Loss and Comprehensive Loss	(as reported)	(adjustments)	(as restated)
Revenues	$34,757	$–	$34,757
Cost of revenues	30,610	–	30,610
Gross profit	4,147	–	4,147
Operating expenses:
Selling, general and administrative	6,831	–	6,831
Total operating expenses	6,831	–	6,831
Operating loss	(2,684)	–	(2,684)
Interest expense	(703)	(174)	(877)
Other income, net	145	–	145
Net loss before income taxes	(3,242)	(174)	(3,416)
Income tax benefit	(2,086)	(810)	(2,896)
Net loss	$(1,156)	$636	$(520)
Comprehensive loss	$(1,156)	$636	$(520)
Net loss per share:
Basic	$(0.02)	$0.01	$(0.01)
Diluted	$(0.02)	$0.01	$(0.01)
Weighted average common shares outstanding:
Basic	62,204	–	62,204
Diluted	62,204	–	62,204

	Six Months Ended October 31, 2022
Condensed Consolidated Statement of Income and Comprehensive Income	(as reported)	(adjustments)	(as restated)
Revenues	$71,449	$–	$71,449
Cost of revenues	58,185	–	58,185
Gross profit	13,264	–	13,264
Operating expenses:
Selling, general and administrative	13,213	–	13,213
Total operating expenses	13,213	–	13,213
Operating income	51	–	51
Interest expense	(1,221)	(497)	(1,718)
Other income, net	195	–	195
Net loss before income taxes	(975)	(497)	(1,472)
Income tax benefit	(1,383)	(930)	(2,313)
Net income	$408	$433	$841
Comprehensive income	$408	$433	$841
Net income per share:
Basic	$0.01	$–	$0.01
Diluted	$0.01	$(0.01)	$(0.00)
Weighted average common shares outstanding:
Basic	62,054	–	62,054
Diluted	63,574	6,776	70,350

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended October 31, 2022
	Accumulated Deficit	Total Stockholders’ Equity		Accumulated Deficit	Total Stockholders’ Equity
Condensed Consolidated Statement of Stockholders’ Equity	(as reported)	(as reported)	(adjustments)	(as restated)	(as restated)
Balances at July 31, 2022	$(429,813)	$178,999	$(203)	$(430,016)	$178,796
Common stock issued under equity compensation plans	–	566	–	–	566
Stock-based compensation expense	–	2,786	–	–	2,786
Net loss	(1,156)	(1,156)	636	(520)	(520)
Balances at October 31, 2022	$(430,969)	$181,195	$433	$(430,536)	$181,628

	Six Months Ended October 31, 2022
	Accumulated Deficit	Total Stockholders’ Equity		Accumulated Deficit	Total Stockholders’ Equity
Condensed Consolidated Statement of Stockholders’ Equity	(as reported)	(as reported)	(adjustments)	(as restated)	(as restated)
Balances at April 30, 2022	$(431,377)	$174,526	$–	$(431,377)	$174,526
Common stock issued under equity compensation plans	–	1,578	–	–	1,578
Stock-based compensation expense	–	4,683	–	–	4,683
Net income	408	408	433	841	841
Balances at October 31, 2022	$(430,969)	$181,195	$433	$(430,536)	$181,628

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended October 31, 2022
Condensed Consolidated Statement of Cash Flows	(as reported)	(adjustments)	(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$408	$433	$841
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	4,683	–	4,683
Depreciation and amortization	3,409	–	3,409
Amortization of debt issuance costs	520	–	520
Deferred income taxes	(1,565)	(930)	(2,495)
Loss on disposal of property and equipment	70	–	70
Changes in operating assets and liabilities:
Accounts receivable, net	(33)	–	(33)
Contract assets	(1,159)	–	(1,159)
Inventory	(12,999)	–	(12,999)
Prepaid expenses and other assets	(127)	–	(127)
Accounts payable	5,346	–	5,346
Accrued compensation and benefits	(2,411)	–	(2,411)
Contract liabilities	(5,352)	–	(5,352)
Other accrued expenses and liabilities	439	342	781
Net cash used in operating activities	(8,771)	(155)	(8,926)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(41,432)	155	(41,277)
Net cash used in investing activities	(41,432)	155	(41,277)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity compensation plans	1,578	–	1,578
Principal payments on finance leases	(249)	–	(249)
Net cash provided by financing activities	1,329	–	1,329

Net decrease in cash, cash equivalents and restricted cash	(48,874)	–	(48,874)
Cash, cash equivalents and restricted cash, beginning of period	126,516	–	126,516
Cash, cash equivalents and restricted cash, end of period	$77,642	–	$77,642

Supplemental disclosures of cash flow information:
Cash paid for interest	$438	$312	$750
Cash paid for income taxes	$220	$–	$220

Supplemental disclosures of non-cash activities:
Unpaid purchases of property and equipment	$8,478	$106	$8,584

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the restatement of the 2023 fiscal period we did correct certain errors for the three-month period ended July 31, 2022 that when aggregated are not material to any of our previously issued annual or interim financial statements. The effects of the correction of these immaterial errors on the line items within our unaudited condensed consolidated financial statements as of and for the three months ended July 31, 2022 previously filed in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2022 are as follows (in thousands, except par value and per share information):

	As of July 31, 2022
Condensed Consolidated Balance Sheet	(as reported)	(corrections)	(as corrected)
ASSETS
Current assets:
Cash and cash equivalents	$115,137	$–	$115,137
Accounts receivable, net	25,945	–	25,945
Contract assets	7,078	–	7,078
Inventory	30,354	–	30,354
Prepaid expenses	2,121	–	2,121
Total current assets	180,635	–	180,635
Property and equipment, net	114,929	(55)	114,874
Operating lease right-of-use assets	36,093	–	36,093
Deferred tax assets	114,472	48	114,520
Other assets	4,740	–	4,740
Restricted cash	350	–	350
Total assets	$451,219	$(7)	$451,212
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,461	$–	$30,461
Accrued compensation and benefits	5,300	–	5,300
Contract liabilities	52,775	–	52,775
Current portion of operating lease liabilities	3,152	–	3,152
Other current liabilities	1,655	196	1,851
Total current liabilities	93,343	196	93,539
Convertible senior notes, net	139,837	–	139,837
Operating lease liabilities, less current portion	37,077	–	37,077
Finance lease liabilities, less current portion	1,963	–	1,963
Total liabilities	272,220	196	272,416

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at respective dates	–	–	–
Common stock, $0.001 par value; 150,000 shares authorized; 62,165 and 61,807 shares issued and outstanding at respective dates	62	–	62
Additional paid-in capital	608,750	–	608,750
Accumulated deficit	(429,813)	(203)	(430,016)
Total stockholders’ equity	178,999	(203)	178,796
Total liabilities and stockholders’ equity	$451,219	$(7)	$451,212

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended July 31, 2022
Condensed Consolidated Statement of Income and Comprehensive Income	(as reported)	(corrections)	(as corrected)
Revenues	$36,692	$–	$36,692
Cost of revenues	27,575	–	27,575
Gross profit	9,117	–	9,117
Operating expenses:
Selling, general and administrative	6,382	–	6,382
Total operating expenses	6,382	–	6,382
Operating income	2,735	–	2,735
Interest expense	(518)	(323)	(841)
Other income (expense), net	50	–	50
Net income before income taxes	2,267	(323)	1,944
Income tax expense	703	(120)	583
Net income	$1,564	$(203)	$1,361
Comprehensive income	$1,564	$(203)	$1,361
Net income per share:
Basic	$0.03	$(0.01)	$0.02
Diluted	$0.02	$–	$0.02
Weighted average common shares outstanding:
Basic	61,905	–	61,905
Diluted	63,333	–	63,333

	Three Months Ended July 31, 2022
	Accumulated Deficit	Total Stockholders’ Equity		Accumulated Deficit	Total Stockholders’ Equity
Condensed Consolidated Statement of Stockholders’ Equity	(as reported)	(as reported)	(corrections)	(as corrected)	(as corrected)
Balances at April 30, 2022	$(431,377)	$174,526	$–	$(431,377)	$174,526
Common stock issued under equity compensation plans	–	1,012	–	–	1,012
Stock-based compensation expense	–	1,897	–	–	1,897
Net income	1,564	1,564	(203)	1,361	1,361
Balances at July 31, 2022	$(429,813)	$178,999	$(203)	$(430,016)	$178,796

AVID BIOSERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended July 31, 2022
Condensed Consolidated Statement of Cash Flows	(as reported)	(corrections)	(as corrected)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,564	$(203)	$1,361
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	1,897	–	1,897
Depreciation and amortization	1,590	–	1,590
Amortization of debt issuance costs	260	–	260
Deferred income taxes	610	(48)	562
Loss on disposal of property and equipment	34	–	34
Changes in operating assets and liabilities:
Accounts receivable, net	(5,398)	–	(5,398)
Contract assets	(1,709)	–	(1,709)
Inventory	(4,292)	–	(4,292)
Prepaid expenses and other assets	(355)	–	(355)
Accounts payable	4,242	–	4,242
Accrued compensation and benefits	(3,118)	–	(3,118)
Contract liabilities	(1,023)	–	(1,023)
Other accrued expenses and liabilities	664	196	860
Net cash used in operating activities	(5,034)	(55)	(5,089)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,924)	55	(6,869)
Net cash used in investing activities	(6,924)	55	(6,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity compensation plans	1,012	–	1,012
Principal payments on finance lease	(83)	–	(83)
Net cash provided by financing activities	929	–	929

Net decrease in cash, cash equivalents and restricted cash	(11,029)	–	(11,029)
Cash, cash equivalents and restricted cash, beginning of period	126,516	–	126,516
Cash, cash equivalents and restricted cash, end of period	$115,487	$–	$115,487

Supplemental disclosures of cash flow information:
Cash paid for interest	$23	$–	$23
Cash paid for income taxes	$40	$–	$40

Supplemental disclosures of non-cash activities:
Unpaid purchases of property and equipment	$16,674	$–	$16,674
Unpaid financial lease obligation	$41	$–	$41

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosures

None.

Item 9A.	Controls And Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” defined in Rule 13a-15(e) under the Exchange Act refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2023. Based on that evaluation, our chief executive officer and our chief financial officer concluded our disclosure controls and procedures were not effective as of April 30, 2023, as a result of the material weakness described below.

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

Based on this assessment, because of the material weakness described below, management has concluded that the Company’s internal control over financial reporting was not effective as of April 30, 2023.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a material weakness in our internal control over financial reporting related to the lack of an effectively designed control activity in accounting for debt and related interest. Specifically, our debt internal controls did not include the periodic review of covenants, acceleration clauses, events of default, and other pertinent information in our debt agreements as of April 30, 2023.

Our internal control over financial reporting as of April 30, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

Remediation Efforts of Material Weakness

Management, under the oversight of the Audit Committee, has designed the necessary controls to remediate the foregoing material weakness. These controls include the initial and periodic review of covenants, acceleration clauses, events of default, and other pertinent information in our debt agreements to enable management to assess whether any of these provisions impact our financial reporting.

Changes in Internal Control over Financial Reporting

Except for the material weakness described above, Management has determined that, as of April 30, 2023, there were no significant changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Avid Bioservices, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Avid Bioservices, Inc.’s internal control over financial reporting as of April 30, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Avid Bioservices, Inc. (the Company) has not maintained effective internal control over financial reporting as of April 30, 2023, based on the COSO criteria.

In our report dated June 21, 2023, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2023, based on the COSO criteria. Management has subsequently identified a deficiency in controls related to accounting for debt and related interest, and has further concluded that such deficiency represented a material weakness as of April 30, 2023. As a result, management has revised its assessment, as presented in the accompanying Management’s Report on Internal Control over Financial Reporting; to conclude that the Company’s internal control over financial reporting was not effective as of April 30, 2023. Accordingly, our present opinion on the effectiveness of internal control over financial reporting as of April 30, 2023, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to accounting for debt and related interest.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Avid Bioservices, Inc. (the Company) as of April 30, 2023 and 2022, the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated June 21, 2023, except for the effects of the restatement disclosed in Note 1, and Note 11 of the consolidated financial statements, as to which the date is April 24, 2024, which expressed an unqualified opinion on those financial statements.

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

/s/ Ernst & Young LLP

Irvine, California

June 21, 2023, except for the effect of the material weakness described in the third paragraph above, as to which the date is April 24, 2024

Item 9B.	Other Information

None.

Item 9C.	Disclosures regarding foreign jurisdictions that prevent inspections

None.

PART III

Item 10.	Directors, Executive Officers And Corporate Governance

The information required by this Item regarding our directors, executive officers and committees of our board of directors is incorporated by reference to the information set forth under the captions, “Election of Directors,” “Executive Compensation” and “Corporate Governance” in our 2023 Definitive Proxy Statement filed with the SEC on August 28, 2023 (the “2023 Definitive Proxy Statement”).

Information required by this Item regarding our code of ethics is incorporated by reference to the information set forth under the caption, “Corporate Governance” in our 2023 Definitive Proxy Statement.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the information set forth under the captions, “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” in our 2023 Definitive Proxy Statement.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Other than as set forth below, the information required by this Item is incorporated by reference to the information set forth under the caption, “Security Ownership of Certain Beneficial Owners, Directors and Management” in our 2023 Definitive Proxy Statement.

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

The information required by this Item is incorporated by reference to the information set forth under the captions, “Certain Relationships and Related Transactions,” “Director Independence” and “Compensation Committee Interlocks and Insider Participation” in our 2023 Definitive Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the information set forth under the caption, “Independent Registered Public Accounting Firm Fees” in our 2023 Definitive Proxy Statement.

PART IV

Item 15.	Exhibits And Financial Statement Schedules

(a)	Documents filed as part of this Amended Report on Form 10-K/A:

(1)	Consolidated Financial Statements

(2)	Financial Statement Schedules

The following schedule is filed as part of this Amended Report on Form 10-K/A:

Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended April 30, 2023	95

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Amended Report on Form 10-K/A.

Item 16.	FORM 10-K SUMMARY

None.

Schedule II – Valuation and Qualifying Accounts (in thousands)

	Balance at Beginning of			Balance at End of
	Period	Additions	Deductions	Period
Allowance for doubtful accounts
Year ended April 30, 2023	$18,392	$474	$(18,392)	$474
Year ended April 30, 2022	$–	$21,464	$(3,072)	$18,392
Year ended April 30, 2021	$–	$–	$–	$–

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	Date Filed	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of April 30, 2021, by and between Avid SPV, LLC and Avid Bioservices, Inc.	8-K	5/5/2021	2.1
3.1	Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on July 2, 2021	8-K	7/7/2021	3.1
3.2	Certificate of Amendment to Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on October 19, 2022	8-K	10/21/2022	3.1
3.2	Amended and Restated Bylaws	8-K	9/15/2020	3.2
4.1	Indenture, dated as of March 12, 2021, by and among Avid SPV, LLC, Avid Bioservices, Inc. and U.S. Bank National Association, as trustee	8-K	3/12/2021	4.1
4.2	First Supplemental Indenture, dated as of April 30, 2021, by and among Avid SPV, LLC, Avid Bioservices, Inc. and U.S. Bank National Association, as trustee	8-K	5/5/2021	4.1
4.3	Form of Note, between U.S. Bank National Association, as trustee and Avid SPV, LLC (included as Exhibit A to 4.1)	8-K	3/12/2021	4.2
4.4	Description of Registrant’s Securities	10-K	6/21/2023	4.4
10.1*	2010 Stock Incentive Plan	DEF-14A	8/27/2010	A
10.2*	Form of Stock Option Award Agreement under 2010 Stock Incentive Plan	S-8	12/9/2010	4.17
10.3*	2010 Employee Stock Purchase Plan	DEF-14A	8/27/2010	B
10.4*	Amendment to the 2010 Employee Stock Purchase Plan	DEF-14A	8/26/2016	B
10.5*	2011 Stock Incentive Plan	DEF-14A	8/26/2011	A
10.6*	Form of Stock Option Award Agreement under 2011 Stock Incentive Plan	S-8	12/12/2011	4.20
10.7*	First Amendment to 2011 Stock Incentive Plan	DEF-14A	8/27/2012	A
10.8*	Second Amendment to 2011 Stock Incentive Plan	DEF-14A	8/26/2013	A
10.9*	Third Amendment to 2011 Stock Incentive Plan	10-K	7/14/2015	4.24
10.10*	Form of Amendment to Stock Option Award Agreement Under 2011 Stock Incentive Plan related to Non-Employee Director stock option awards	10-K	7/14/2015	4.27
10.11*	Fourth Amendment to 2011 Stock Incentive Plan	DEF-14A	8/28/2015	B
10.12*	Avid Bioservices, Inc. 2018 Omnibus Incentive Plan	DEF-14A	8/17/2018	A
10.13*	Form of Stock Option Award Agreement under 2018 Omnibus Incentive Plan	S-8	12/10/2018	4.2
10.14*	Form of Restricted Stock Unit Award Agreement under 2018 Omnibus Incentive Plan	S-8	12/10/2018	4.3
10.15	Lease and Agreement of Lease between TNCA, LLC, as Landlord, and Avid Bioservices, Inc., as Tenant, dated as of December 24, 1998	10-Q	3/12/1999	10.48
10.16	First Amendment to Lease and Agreement of Lease between TNCA, LLC, as Landlord, and Avid Bioservices, Inc., as Tenant, dated December 22, 2005	8-K	12/23/2005	99.1 99.2
10.17*	Amended and Restated Employment Agreement by and between Avid Bioservices, Inc. and Mark R. Ziebell, effective December 27, 2012	10-Q	12/27/2012	10.27
10.18**	Asset Assignment and Purchase Agreement by and between Avid Bioservices, Inc. and OncXerna (formerly known as Oncologie, Inc., dated February 12, 2018	10-K	7/16/2018	10.11

		Incorporated by Reference
Exhibit Number	Description	Form	Date Filed	Exhibit Number	Filed Herewith
10.19*	Employment Agreement by and between Avid Bioservices, Inc. and Daniel R. Hart, effective June 26, 2019	10-K	6/27/2019	10.7
10.20*	Amendment to 2010 Employee Stock Purchase Plan	DEF-14A	8/21/2019	A
10.21*	Employment Agreement by and between Avid Bioservices, Inc. and Nicholas S. Green, effective July 30, 2020	10-Q	9/1/2020	10.8
10.22	Form of Capped Call Transactions Confirmation	8-K	3/12/2021	10.1
10.23*	Form of Notice of Performance Stock Unit Award under 2018 Omnibus Incentive Plan	8-K	7/14/2021	10.1
10.24 *	First amendment to the Avid Bioservices, Inc. 2018 Omnibus Incentive Plan	DEF-14A	8/27/2021	A
10.25 *	Form of Notice of Performance Stock Unit Award under 2018 Omnibus Incentive Plan	8-K	7/14/2022	10.1
10.26 *	Executive Severance Plan adopted December 5, 2022	8-K	12/9/2022	10.1
10.27	Credit Agreement, dated as of March 14, 2023, among Avid Bioservices, Inc., as the Borrower, the Guarantors Party Hereto, the Lenders Party Hereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer	8-K	3/15/2023	10.1
23.1	Consent of Independent Registered Public Accounting Firm				X
24	Power of Attorney	10-K	6/21/2023	24
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended				X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350				X
101.INS	XBRL Taxonomy Extension Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Presentation Extension Linkbase Document				X

* **	This Exhibit is a management contract or a compensation plan or arrangement. Portions omitted pursuant to a request of confidentiality filed separately with the SEC.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVID BIOSERVICES, INC.

Date: April 24, 2024	By:	/s/ Nicholas S. Green
Nicholas S. Green, President and Chief Executive Officer (Principal Executive Officer)

