Form 10-Q/A
period 2023-07-31
Avid Bioservices, Inc.
filed 2024-04-24
CIK 704562

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

63,112,934 shares of the registrant’s common stock were outstanding as of August 18, 2023.

Explanatory Note

Avid Bioservices, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amended Report”) to amend and restate its unaudited condensed consolidated financial statements and related footnote information as of July 31, 2023 and for the three months ended July 31, 2023 (the “Restated Financial Statements”), previously included in its Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on September 7, 2023 (the “Original Report”). This Amended Report also amends certain other information in the Original Report, as listed in “Items Amended in this Amended Report” below.

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

The Company also determined that its interest expense for the three months ended July 31, 2023 was understated as a result of the failure to reflect the Additional Interest. This and other related adjustments to correct certain related misstatements pertaining to the three months ended July 31, 2023 that the Company has determined to be immaterial, both individually and in the aggregate, are reflected in the restated unaudited condensed consolidated financial statements included in this Amended Report.

Items Amended in this Amended Report

This Amended Report presents the Original Report, amended and restated in its entirety, with modifications as necessary to the following items to reflect the foregoing restatement and Note 9, Subsequent Events:

•	Part I, Item 1. Condensed Consolidated Financial Statements (Unaudited);
•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•	Part I, Item 4. Controls and Procedures; and
•	Part II, Item 6. Exhibits.

References to our Annual Report on Form 10-K for the fiscal year ended April 30, 2023 have also been updated in this Amended Report to refer to Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2023, as filed with the SEC on April 24, 2024.

In addition, in accordance with applicable SEC rules, this Amended Report includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and principal financial officer dated as of the filing date of this Amended Report.

Except as described above and in Note 9, Subsequent Events, this Amended Report does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, except as described above and in Note 9, Subsequent Events, this Amended Report speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Among other things, forward-looking statements made in the Original Report have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Report. Accordingly, this Amended Report should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, provided, however, as disclosed in our Current Report on Form 8-K filed with the SEC on March 12, 2024, the consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the fiscal period October 31, 2023 should no longer be relied upon.

Control Considerations

As a result of the information described above, management has concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level and the Company’s internal control over financial reporting was not effective as of the end of each of the periods covered by the restatement in this Amended Report. In connection with the restatement, the Company has identified a material weakness in the operation of internal control over financial reporting with respect to the review of information related to the 2026 Notes. For additional detail regarding the material weakness identified and a discussion of management’s evaluation of our disclosure controls and procedures and internal control over financial reporting, see Part I, Item 4, “Controls and Procedures” of this Amended Report.

3

AVID BIOSERVICES, INC.

Form 10-Q/A

For the Fiscal Quarter Ended July 31, 2023

TABLE OF CONTENTS

As used in this Amended Report, except where the context otherwise requires or where otherwise indicated, the terms “we,” “us,” “our,” and the “Company” refer to Avid Bioservices, Inc. and its subsidiary.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

avid bioservices, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except par value)

	July 31, 2023	April 30, 2023
	(as restated)	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$24,898	$38,542
Accounts receivable, net	16,209	18,298
Contract assets	14,454	9,609
Inventory	40,866	43,908
Prepaid expenses and other current assets	1,892	2,094
Total current assets	98,319	112,451
Property and equipment, net	182,835	177,770
Operating lease right-of-use assets	42,374	42,772
Deferred tax assets	114,371	113,751
Other assets	4,757	4,473
Restricted cash	350	350
Total assets	$443,006	$451,567
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,813	$24,593
Accrued compensation and benefits	4,667	8,780
Contract liabilities	33,019	37,352
Convertible senior notes, net	140,888	140,623
Current portion of operating lease liabilities	1,262	1,358
Other current liabilities	3,295	2,440
Total current liabilities	205,944	215,146
Operating lease liabilities, less current portion	45,370	45,690
Finance lease liabilities, less current portion	1,424	1,562
Total liabilities	252,738	262,398

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at respective dates	–	–
Common stock, $0.001 par value; 150,000 shares authorized; 63,111 and 62,692 shares issued and outstanding at respective dates	63	63
Additional paid-in capital	623,445	620,224
Accumulated deficit	(433,240)	(431,118)
Total stockholders’ equity	190,268	189,169
Total liabilities and stockholders’ equity	$443,006	$451,567

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands, except per share information)

	Three Months Ended July 31,
	2023	2022
	(as restated)	(as corrected)
Revenues	$37,726	$36,692
Cost of revenues	33,626	27,575
Gross profit	4,100	9,117
Operating expenses:
Selling, general and administrative	6,263	6,382
Total operating expenses	6,263	6,382
Operating income (loss)	(2,163)	2,735
Interest expense	(825)	(841)
Other income (expense), net	258	50
Net income (loss) before income taxes	(2,730)	1,944
Income tax expense (benefit)	(608)	583
Net income (loss)	$(2,122)	$1,361
Comprehensive income (loss)	$(2,122)	$1,361

Net income (loss) per share:
Basic	$(0.03)	$0.02
Diluted	$(0.03)	$0.02

Weighted average common shares outstanding:
Basic	62,838	61,905
Diluted	62,838	63,333

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

	Three Months Ended July 31, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at April 30, 2023 (as restated)	62,692	$63	$620,224	$(431,118)	$189,169
Common stock issued under equity compensation plans	419	–	878	–	878
Stock-based compensation expense	–	–	2,343	–	2,343
Net loss (as restated)	–	–	–	(2,122)	(2,122)
Balance at July 31, 2023 (as restated)	63,111	$63	$623,445	$(433,240)	$190,268

	Three Months Ended July 31, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at April 30, 2022	61,807	$62	$605,841	$(431,377)	$174,526
Common stock issued under equity compensation plans	358	–	1,012	–	1,012
Stock-based compensation expense	–	–	1,897	–	1,897
Net income (as corrected)	–	–	–	1,361	1,361
Balance at July 31, 2022 (as corrected)	62,165	$62	$608,750	$(430,016)	$178,796

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended July 31,
	2023	2022
	(as restated)	(as corrected)
Cash flows from operating activities:
Net income (loss)	$(2,122)	$1,361
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	2,343	1,897
Depreciation and amortization	2,649	1,590
Amortization of debt issuance costs	339	260
Deferred income taxes	(620)	562
Loss on disposal of property and equipment	46	34
Changes in operating assets and liabilities:
Accounts receivable, net	2,089	(5,398)
Contract assets	(4,845)	(1,709)
Inventory	3,042	(4,292)
Prepaid expenses and other assets	(131)	(355)
Accounts payable	4,684	4,242
Accrued compensation and benefits	(4,113)	(3,118)
Contract liabilities	(4,333)	(1,023)
Other accrued expenses and liabilities	736	860
Net cash used in operating activities	(236)	(5,089)

Cash flows from investing activities:
Purchase of property and equipment	(14,156)	(6,869)
Net cash used in investing activities	(14,156)	(6,869)

Cash flows from financing activities:
Proceeds from issuance of common stock under equity compensation plans	878	1,012
Principal payments on finance lease	(130)	(83)
Net cash provided by financing activities	748	929

Net decrease in cash, cash equivalents and restricted cash	(13,644)	(11,029)
Cash, cash equivalents and restricted cash, beginning of period	38,892	126,516
Cash, cash equivalents and restricted cash, end of period	$25,248	$115,487

Supplemental disclosures of cash flow information:
Cash paid for interest	$27	$23
Cash paid for income taxes	$12	$40

Supplemental disclosures of non-cash activities:
Unpaid purchases of property and equipment	$7,729	$16,674

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to quarterly reports on Form 10-Q, and accordingly, they do not include all the information and disclosures required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2023, as filed with the SEC on April 24, 2024 (the “Amended Form 10-K”). The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented, with such adjustments consisting only of normal recurring adjustments. Results of operations for interim periods covered by this Quarterly Report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year or any other interim period.

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

Following the receipt of the Acceleration Notice and a re-evaluation of the accounting for its 2026 Notes, we determined that the 2026 Notes should have been classified as a current liability beginning on October 15, 2022, resulting in an understatement of current liabilities on our consolidated balance sheet. The re-classification of the 2026 Notes to a current liability resulted in negative working capital and created a substantial doubt regarding our ability to continue as a going concern. However, this substantial doubt has been resolved through the subsequent issuance of the 2029 Notes, as further described in Note 9, Subsequent Events. We also determined that our interest expense for the three months ended July 31, 2023 was understated in our unaudited condensed consolidated statement of income (loss) and comprehensive income (loss) as a result of the failure to reflect the Additional Interest. This and other related adjustments and the related tax effect to correct certain related misstatements pertaining to the three-month period ended July 31, 2023 that we have determined to be immaterial, both individually and in the aggregate, are reflected in the restated unaudited condensed consolidated financial statements included in this Amended Report. In addition to this note, Notes 2, 3, 6, 7, and 9 to the restated unaudited condensed consolidated financial statements included in this Amended Report have been updated and restated, as applicable, to reflect the impacts from the restatement.

The impact on the line items within our unaudited condensed consolidated financial statements as of and for the three months ended July 31, 2023 previously filed in our Quarterly Report on Form 10-Q for the three months ended July 31, 2023 are as follows (in thousands, except par value and per share information):

	As of July 31, 2023
Consolidated Balance Sheet	(as reported)	(adjustments)	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$24,898	$–	$24,898
Accounts receivable, net	16,209	–	16,209
Contract assets	14,454	–	14,454
Inventory	40,866	–	40,866
Prepaid expenses and other current assets	1,892	–	1,892
Total current assets	98,319	–	98,319
Property and equipment, net	182,299	536	182,835
Operating lease right-of-use assets	42,374	–	42,374
Deferred tax assets	114,238	133	114,371
Other assets	4,757	–	4,757
Restricted cash	350	–	350
Total assets	$442,337	$669	$443,006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,813	$–	$22,813
Accrued compensation and benefits	4,667	–	4,667
Contract liabilities	33,019	–	33,019
Convertible senior notes, net	–	140,888	140,888
Current portion of operating lease liabilities	1,262	–	1,262
Other current liabilities	2,296	999	3,295
Total current liabilities	64,057	141,887	205,944
Convertible senior notes, net	140,888	(140,888)	–
Operating lease liabilities, less current portion	45,370	–	45,370
Finance lease liabilities, less current portion	1,424	–	1,424
Total liabilities	251,739	999	252,738

Commitments and contingencies	–	–	–

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at respective dates	–	–	–
Common stock, $0.001 par value; 150,000 shares authorized; 63,111 and 62,692 shares issued and outstanding at respective dates	63	–	63
Additional paid-in capital	623,445	–	623,445
Accumulated deficit	(432,910)	(330)	(433,240)
Total stockholders’ equity	190,598	(330)	190,268
Total liabilities and stockholders’ equity	$442,337	$669	$443,006

	Three Months Ended July 31, 2023
Consolidated Statement of Loss and Comprehensive Loss	(as reported)	(adjustments)	(as restated)
Revenues	$37,726	$–	$37,726
Cost of revenues	33,626	–	33,626
Gross profit	4,100	–	4,100
Operating expenses:
Selling, general and administrative	6,263	–	6,263
Total operating expenses	6,263	–	6,263
Operating loss	(2,163)	–	(2,163)
Interest expense	(775)	(50)	(825)
Other income, net	258	–	258
Net loss before income taxes	(2,680)	(50)	(2,730)
Income tax benefit	(587)	(21)	(608)
Net loss	$(2,093)	$(29)	$(2,122)
Comprehensive loss	$(2,093)	$(29)	$(2,122)

Net loss per share:
Basic	$(0.03)	–	$(0.03)
Diluted	$(0.03)	–	$(0.03)

Weighted average common shares outstanding:
Basic	62,838	–	62,838
Diluted	62,838	–	62,838

	Three Months Ended July 31, 2023
	Accumulated Deficit	Total Stockholders’ Equity		Accumulated Deficit	Total Stockholders’ Equity
Condensed Consolidated Statement of Stockholders’ Equity	(as reported)	(as reported)	(adjustments)	(as restated)	(as restated)
Balances at April 30, 2023	$(430,817)	$189,470	$(301)	$(431,118)	$189,169
Common stock issued under equity compensation plans	–	878	–	–	878
Stock-based compensation expense	–	2,343	–	–	2,343
Net loss	(2,093)	(2,093)	(29)	(2,122)	(2,122)
Balances at July 31, 2023	$(432,910)	$190,598	$(330)	$(433,240)	$190,268

	Three Months Ended July 31 2023

Consolidated Statement of Cash Flows	(as reported)	(adjustments)	(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,093)	$(29)	$(2,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,343	–	2,343
Depreciation and amortization	2,649	–	2,649
Amortization of debt issuance costs	339	–	339
Deferred income taxes	(599)	(21)	(620)
Loss on disposal of property and equipment	46	–	46
Changes in operating assets and liabilities:
Accounts receivable, net	2,089	–	2,089
Contract assets	(4,845)	–	(4,845)
Inventory	3,042	–	3,042
Prepaid expenses and other assets	(131)	–	(131)
Accounts payable	4,684	–	4,684
Accrued compensation and benefits	(4,113)	–	(4,113)
Contract liabilities	(4,333)	–	(4,333)
Other accrued expenses and liabilities	644	92	736
Net cash used in operating activities	(278)	42	(236)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14,114)	(42)	(14,156)
Net cash used in investing activities	(14,114)	(42)	(14,156)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity compensation plans	878	–	878
Principal payments on finance leases	(130)	–	(130)
Net cash provided by financing activities	748	–	748

Net decrease in cash, cash equivalents and restricted cash	(13,644)	–	(13,644)
Cash, cash equivalents and restricted cash, beginning of period	38,892	–	38,892
Cash, cash equivalents and restricted cash, end of period	$25,248	–	$25,248

Supplemental disclosures of cash flow information:
Cash paid for interest	$27	$–	$27
Cash paid for income taxes	$12	$–	$12

Supplemental disclosures of non-cash activities:
Unpaid purchases of property and equipment in accounts payable	$7,636	$93	$7,729

Note 2 – Summary of Significant Accounting Policies

Information regarding our significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies,” of the consolidated financial statements in the Amended Form 10-K, as filed with the SEC on April 24, 2024.

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

Costs for property and equipment not yet placed into service have been capitalized as construction-in-progress. These costs are primarily related to equipment and leasehold improvements associated with our manufacturing facilities and will be depreciated in accordance with the above guidelines once placed into service. Interest costs incurred during construction of major capital projects are capitalized as construction-in-progress until the underlying asset is ready for its intended use, at which point the interest costs are amortized as depreciation expense over the life of the underlying asset. Interest capitalized as construction-in-progress was $0.1 million for each of the three months ended July 31, 2023 and 2022 All of our property and equipment are located in the United States. Property and equipment consist of the following (in thousands):

	July 31, 2023	April 30, 2023
	(as restated)	(as restated)
Leasehold improvements	$101,572	$97,514
Laboratory and manufacturing equipment	42,369	35,501
Computer equipment and software	5,045	5,028
Furniture, fixtures and office equipment	1,894	1,681
Construction-in-progress	64,847	68,414
Total property and equipment, gross	215,727	208,138
Less: accumulated depreciation and amortization	(32,892)	(30,368)
Total property and equipment, net	$182,835	$177,770

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

As of July 31, 2023 and April 30, 2023, we did not have any Level 2 or Level 3 financial assets and our cash equivalents of $15.6 million and $28.7 million, respectively, were invested in money market funds with no more than two commercial banks and carried at fair value based on quoted market prices for identical securities (Level 1 input). We consider the fair value of our convertible senior notes to be a Level 2 financial liability due to limited trading activity of the convertible senior notes (Note 3). We did not have any other Level 2 or Level 3 financial liabilities as of July 31, 2023 and April 30, 2023.

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

Note 3 – Debt (as restated)

Convertible Senior Notes Due 2026

In March 2021, we issued $143.8 million aggregate principal amount of 1.25% exchangeable senior notes due 2026 (“2026 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The net proceeds we received from the issuance of 2026 Notes was $138.5 million, after deducting initial purchaser discounts and other debt issuance related expenses of $5.3 million.

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

Holders of the 2026 Notes may convert their 2026 Notes at their option at any time prior to the close of business on the business day immediately preceding September 15, 2025, only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending July 31, 2021, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the exchange rate on each such trading day; (3) if we call any or all of the 2026 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; and (4) upon the occurrence of specified corporate events as described in the Indenture.

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

Refer also to Note 9, Subsequent Events, for further information regarding the subsequent repurchase and payoff of the 2026 Notes.

The net carrying amount of the 2026 Notes is as follows (in thousands):

	July 31, 2023	April 30, 2023
Principal	$143,750	$143,750
Unamortized issuance costs	(2,862)	(3,127)
Net carrying amount	$140,888	$140,623

As of July 31, 2023, the estimated fair value of the 2026 Notes was approximately $133.5 million. The fair value was determined based on the last actively traded price per $100 of the 2026 Notes for the period ended July 31, 2023 (Level 2).

The effective annual interest rate of the 2026 Notes for the three months ended July 31, 2023 and 2022 was 2.31%.

The following table summarizes the interest expense recognized related to the 2026 Notes for the three months ended July 31, 2023 and 2022 (in thousands).

	Three Months Ended July 31, 2023	Three Months Ended July 31, 2022
	(as restated)	(as corrected)
Contractual interest expense	$458	$547
Amortization of issuance costs	265	260
Total interest expense associated with 2026 Notes	$723	$807

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

We evaluated the Capped Calls under ASC 815-10 and determined that they should be accounted for as a separate transaction from the 2026 Notes and that the Capped Calls met the criteria for equity classification. Therefore, the cost of $12.8 million to purchase the Capped Calls was recorded as a reduction to additional paid-in capital. The Capped Calls will not be subsequently remeasured as long as the conditions for equity classification continue to be met. As of July 31, 2023 and April 30, 2023, there were no conversions of our 2026 Notes, and therefore, there was no activity with respect to the Capped Calls. We believe the conditions for equity classification continue to be met as of July 31, 2023 and April 30, 2023.

As described in Note 9, Subsequent Events, during March 2024, in connection with our repurchase and payoff of the remaining balance of the 2026 Notes we entered into transactions to unwind all of our Capped Calls. As a result, we received $1.3 million in net proceeds from the unwinding of the Capped Calls.

Revolving Credit Facility

On March 14, 2023, we entered into a credit agreement with Bank of America, N.A., as administrative agent and letter of credit issuer , which was subsequently amended on October 27, 2023 (as amended, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) in an amount equal to the lesser of (i) $50 million, and (ii) a borrowing base calculated as the sum of (a) 80% of the value of certain of our eligible accounts receivable, plus (b) up to 100% of the value of eligible cash collateral. The Revolving Credit Facility will mature on October 25, 2024 and is secured by substantially all of our assets. As of July 31, 2023, there were no outstanding loans under the Revolving Credit Facility.

As a result of the Acceleration Event associated with the 2026 Notes (Note 1), such occurrence resulted in a cross-default under our Credit Agreement. On March 12, 2024, we entered into Amendment No. 2 to the Credit Agreement which, among other things, (i) waives the events of default under the Credit Agreement as a result of the acceleration of our 2026 Notes, (ii) permits the issuance of our 2029 Notes and the repayment of our 2026 Notes (Note 9) and (iii) adjusts the financial covenant in the Credit Agreement.

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

For the three months ended July 31, 2023 and 2022, we recorded an income tax benefit of $0.6 million and an income tax expense of $0.6 million, respectively, resulting in an effective tax rate of approximately 22.2% and 30.0%, respectively.

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

Note 7 – Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing our net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing our net income (loss) by the sum of the weighted average number of shares of common stock outstanding during the period plus the potential dilutive effects of stock options, unvested RSUs, unvested PSUs, shares of common stock expected to be issued under our ESPP, and 2026 Notes.

The potential dilutive effect of stock options, unvested RSUs, unvested PSUs, and shares of common stock expected to be issued under our ESPP during the period are calculated in accordance with the treasury stock method but are excluded if their effect is anti-dilutive. The potential dilutive effect of our 2026 Notes is calculated using the if-converted method assuming the conversion of our 2026 Notes as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. A reconciliation of the numerators and the denominators of the basic and dilutive net income (loss) per common share computations are as follows (in thousands, except per share amounts):

	Three Months Ended July 31,
	2023	2022
Numerator:	(as restated)	(as corrected)
Net income (loss)	$(2,122)	$1,361
Denominator:
Weighted average basic common shares outstanding	62,838	61,905
Effect of dilutive securities:
Stock options	–	1,195
RSUs and ESPP	–	233
Weighted average dilutive common shares outstanding	62,838	63,333

Net income (loss) per share:
Basic	$(0.03)	$0.02
Diluted	$(0.03)	$0.02

The following table presents the potential dilutive securities excluded from the calculation of diluted net income (loss) per share for the periods presented as the effect of their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended July 31,
	2023	2022
Stock options	1,138	55
RSUs, PSUs and ESPP	907	466
2026 Notes	6,776	6,776
Total	8,821	7,297

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

Note 9 – Subsequent Events

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

The following discussion and analysis of the financial condition and results of our operations should be read together with the unaudited condensed consolidated financial statements and related notes of Avid Bioservices, Inc. included in Part I Item 1 of this Amended Report and with our audited consolidated financial statements and the related notes included in Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2023, as filed with the SEC on April 24, 2024 (the “Amended Form 10-K”).

Cautionary Statement Regarding Forward-Looking Statements

This Amended Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results of operations to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Amended Report that are not purely historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under the section titled “Risk Factors” in the Amended Form 10-K, as filed with the SEC on April 24, 2024, those identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Amended Report, and in other filings we may make with the Securities and Exchange Commission from time to time. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time, and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements and, except as required by law, assume no obligation and do not intend to update these forward-looking statements.

Restatement of Previously Issued Financial Statements

The following information has been adjusted to reflect the restatement of our unaudited condensed consolidated financial statements as described in the "Explanatory Note" at the beginning of this Amended Report and in Note 1 of the notes to the unaudited condensed consolidated financial statements included herein. In addition, the information under the captions “Liquidity and Capital Resources” and “Cash Requirements” takes into account the events described in Note 9 of the notes to the unaudited condensed consolidated financial statements included herein.

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

Results of Operations

The following table compares the results of our operations for the three months ended July 31, 2023 and 2022 (in thousands):

	Three Months Ended July 31,
	2023	2022	$ Change
	(as restated)	(as corrected)
Revenues	$37,726	$36,692	$1,034
Cost of revenues	33,626	27,575	6,051
Gross profit	4,100	9,117	(5,017)
Operating expenses:
Selling, general and administrative	6,263	6,382	(119)
Total operating expenses	6,263	6,382	(119)
Operating income (loss)	(2,163)	2,735	(4,898)
Interest expense	(825)	(841)	16
Other income (expense), net	258	50	208
Net income (loss) before income taxes	(2,730)	1,944	(4,674)
Income tax expense (benefit)	(608)	583	(1,191)
Net income (loss)	$(2,122)	$1,361	$(3,483)

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

Other Income (Expense), net

Other income (expense), net (“OI&E”) was income of $0.3 million for the three months ended July 31, 2023 compared to income of $0.1 million for the same period in the prior year, an increase of $0.2 million. This year-over-year increase in OI&E can primarily be attributed to an increase in interest income of $0.2 million.

Income Tax Expense (Benefit) (as restated)

Income tax benefit was $0.6 million for the three months ended July 31, 2023 compared to income tax expense of $0.6 million for the same period in the prior year. This $1.2 million decrease in our provision for income taxes can primarily be attributed to our pre-tax net loss for the current year period. Our effective tax rate for the current year period was approximately 22.2% and was computed based on the U.S. federal statutory rate of 21% adjusted primarily for the tax impact of stock-based compensation, non-deductible officers’ compensation, and transportation fringe benefits.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash and cash equivalents on hand. As of July 31, 2023, we had cash and cash equivalents of $24.9 million. Further, as of July 31, 2023, there was $143.8 million aggregate principal outstanding on our 2026 Notes, which due to an Event of Default (as further described in Note 1 of the notes to unaudited condensed consolidated financial statements), are classified as a current liability on the consolidated balance sheets at July 31, 2023 and April 30, 2023.

On February 29, 2024, a holder of at least 25% of the 2026 Notes declared 100% of the principal amount of, and accrued and unpaid interest on, the 2026 Notes to be due and payable immediately (as further described in Note 1 of the notes to unaudited condensed consolidated financial statements).

On March 12, 2024, we completed a private offering (the “Offering”) of $160.0 million aggregate principal amount of 7.00% convertible senior notes due 2029 (the “2029 Notes”) to qualified institutional buyers pursuant to Section 4(a)(2) of the Securities Act (as further described in Note 9 of the notes to unaudited condensed consolidated financial statements). We received net proceeds from the Offering of approximately $153.5 million, after deducting placement agent’s commissions and other debt issuance related expenses of approximately $6.5 million.

Subsequent to the closing of the Offering, during March 2024, we used approximately $146.1 million of the net proceeds to (i) repurchase for cash, $141.0 million aggregate principal amount of the 2026 Notes in privately negotiated transactions with certain holders of the 2026 Notes plus accrued and unpaid interest of $2.3 million, and (ii) repay in full, the remaining outstanding 2026 Notes balance by depositing the required payoff amount of $2.8 million, representing principal and accrued and unpaid interest, with the trustee under the indenture for the 2026 Notes, following which no 2026 Notes remained outstanding (as further described in Note 9 of the notes to unaudited condensed consolidated financial statements).

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

Cash Flows

The following table compares our cash flow activities for the three months ended July 31, 2023 and 2022 (in thousands):

	Three Months Ended July 31,
	2023	2022	$ Change
	(as restated)	(as corrected)
Net cash used in operating activities	$(236)	$(5,089)	$4,853
Net cash used in investing activities	$(14,156)	$(6,869)	$(7,287)
Net cash provided by financing activities	$748	$929	$(181)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended July 31, 2023 was a result of a $2.1 million net loss combined with a reduction in working capital as a result of a net change in operating assets and liabilities of $2.9 million, offset by non-cash adjustments to net loss of $4.8 million primarily related to stock-based compensation, depreciation and amortization expense, amortization of debt issuance costs, and deferred income taxes.

Net cash used in operating activities for the three months ended July 31, 2022 was a result of a net change in operating assets and liabilities of $10.8 million, offset by $1.4 million of net income and non-cash adjustments to net income of $4.3 million primarily related to stock-based compensation and depreciation and amortization expense.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended July 31, 2023 and 2022 consisted of $14.2 million and $6.9 million, respectively, used to acquire property and equipment primarily related to the expansion of our mammalian facilities and the construction of our cell and gene therapy facility.

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

We may not redeem the 2029 Notes prior to the March 1, 2029 maturity date. For additional information regarding our 2029 Notes, see Note 9 of the notes to unaudited condensed consolidated financial statements.

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

Capital Expenditures

Our fiscal year 2024 capital expenditures primarily relate to the facility expansions. During the three months ended July 31, 2023, our capital expenditures were $14.2 million, and $7.7 million were incurred and accrued as of July 31, 2023, for a total of $21.9 million. We currently anticipate that our total capital expenditures for fiscal year 2024 will be approximately $32 million.

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

The Credit Agreement also provides for certain customary events of defaults, including, among others, failure to make payments, breach of representations and warranties, and default of covenants. For additional information regarding our Credit Agreement, see Note 3 of the notes to unaudited condensed consolidated financial statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We review our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. During the three months ended July 31, 2023, there were no significant changes in our critical accounting policies as previously disclosed by us in Part II, Item 7 of the Amended Form 10-K.

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

During the three months ended July 31, 2023, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosures About Market Risk” section of the Amended Form 10-K.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2023, the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2023, as a result of the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a material weakness in our internal control over financial reporting related to the lack of an effectively designed control activity in accounting for debt and related interest. Specifically, our debt internal controls did not include the periodic review of covenants, acceleration clauses, events of default, and other pertinent information in our debt agreements as of July 31, 2023.

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

Changes in Internal Control over Financial Reporting

Except for the material weakness described above, there were no significant changes in our internal control over financial reporting, during the quarter ended July 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, results of operations and cash flows. For a detailed discussion of the risks that affect our business, please refer to Part I, Item 1A, “Risk Factors” in the Amended Form 10-K, as filed with the SEC on April 24, 2024. Refer to our disclosure under the “Items Amended in this Amended Report” heading in the forepart of this Amended Report.

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

AVID BIOSERVICES, INC.

Date: April 24, 2024	By: /s/ Nicholas S. Green
Nicholas S. Green
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 24, 2024	By: /s/ Daniel R. Hart
Daniel R. Hart
Chief Financial Officer
(signed both as an officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Principal Accounting Officer)

