Form 10-Q/A
period 2023-10-31
Avid Bioservices, Inc.
filed 2024-04-24
CIK 704562

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

63,239,238 shares of the registrant’s common stock were outstanding as of November 27, 2023.

Explanatory Note

Avid Bioservices, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amended Report”) to amend and restate its unaudited condensed consolidated financial statements and related footnote information as of October 31, 2023 and for the three and six months ended October 31, 2023 (the “Restated Financial Statements”), previously included in its Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on December 7, 2023 (the “Original Report”). This Amended Report also amends certain other information in the Original Report, as listed in “Items Amended in this Amended Report” below.

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

The Company also determined that its interest expense for the three and six months ended October 31, 2023 was understated as a result of the failure to reflect the Additional Interest. This and other related adjustments to correct certain related misstatements pertaining to the three and six months ended October 31, 2023 that the Company has determined to be immaterial, both individually and in the aggregate, are reflected in the restated unaudited condensed consolidated financial statements included in this Amended Report.

Items Amended in this Amended Report

This Amended Report presents the Original Report, amended and restated in its entirety, with modifications as necessary to the following items to reflect the foregoing restatement and Note 10, Subsequent Events:

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

Except as described above and in Note 10, Subsequent Events, this Amended Report does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, except as described above and in Note 10, Subsequent Events, this Amended Report speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Among other things, forward-looking statements made in the Original Report have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Report. Accordingly, this Amended Report should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report.

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

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

avid bioservices, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except par value)

	October 31, 2023	April 30, 2023
	(as restated)	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$31,424	$38,542
Accounts receivable, net	13,379	18,298
Contract assets	10,847	9,609
Inventory	38,583	43,908
Prepaid expenses and other current assets	9,972	2,094
Total current assets	104,205	112,451
Property and equipment, net	187,874	177,770
Operating lease right-of-use assets	41,973	42,772
Deferred tax assets	116,760	113,751
Other assets	4,673	4,473
Restricted cash	–	350
Total assets	$455,485	$451,567
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,784	$24,593
Accrued compensation and benefits	4,244	8,780
Contract liabilities	46,437	37,352
Convertible senior notes, net	141,154	140,623
Current portion of operating lease liabilities	1,263	1,358
Other current liabilities	3,394	2,440
Total current liabilities	219,276	215,146
Operating lease liabilities, less current portion	45,036	45,690
Finance lease liabilities, less current portion	7,840	1,562
Total liabilities	272,152	262,398

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at respective dates	–	–
Common stock, $0.001 par value; 150,000 shares authorized; 63,234 and 62,692 shares issued and outstanding at respective dates	63	63
Additional paid-in capital	626,031	620,224
Accumulated deficit	(442,761)	(431,118)
Total stockholders’ equity	183,333	189,169
Total liabilities and stockholders’ equity	$455,485	$451,567

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands, except per share information)

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
	(as restated)	(as restated)	(as restated)	(as restated)
Revenues	$25,395	$34,757	$63,121	$71,449
Cost of revenues	30,060	30,610	63,686	58,185
Gross profit (loss)	(4,665)	4,147	(565)	13,264
Operating expenses:
Selling, general and administrative	6,557	6,831	12,820	13,213
Total operating expenses	6,557	6,831	12,820	13,213
Operating income (loss)	(11,222)	(2,684)	(13,385)	51
Interest expense	(827)	(877)	(1,652)	(1,718)
Other income, net	140	145	398	195
Net loss before income taxes	(11,909)	(3,416)	(14,639)	(1,472)
Income tax benefit	(2,388)	(2,896)	(2,996)	(2,313)
Net income (loss)	$(9,521)	$(520)	$(11,643)	$841
Comprehensive income (loss)	$(9,521)	$(520)	$(11,643)	$841

Net income (loss) per share:
Basic	$(0.15)	$(0.01)	$(0.18)	$0.01
Diluted	$(0.15)	$(0.01)	$(0.18)	$(0.00)

Weighted average common shares outstanding:
Basic	63,149	62,204	62,994	62,054
Diluted	63,149	62,204	62,994	70,350

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

	Three Months Ended October 31, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at July 31, 2023 (as restated)	63,111	$63	$623,445	$(433,240)	$190,268
Common stock issued under equity compensation plans	123	–	120	–	120
Stock-based compensation expense	–	–	2,466	–	2,466
Net loss (as restated)	–	–	–	(9,521)	(9,521)
Balance at October 31, 2023 (as restated)	63,234	$63	$626,031	$(442,761)	$183,333

	Three Months Ended October 31, 2022
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at July 31, 2022 (as corrected)	62,165	$62	$608,750	$(430,016)	$178,796
Common stock issued under equity compensation plans	143	–	566	–	566
Stock-based compensation expense	–	–	2,786	–	2,786
Net loss (as restated)	–	–	–	(520)	(520)
Balance at October 31, 2022 (as restated)	62,308	$62	$612,102	$(430,536)	$181,628

	Six Months Ended October 31, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at April 30, 2023 (as restated)	62,692	$63	$620,224	$(431,118)	$189,169
Common stock issued under equity compensation plans	542	–	998	–	998
Stock-based compensation expense	–	–	4,809	–	4,809
Net loss (as restated)	–	–	–	(11,643)	(11,643)
Balance at October 31, 2023 (as restated)	63,234	$63	$626,031	$(442,761)	$183,333

	Six Months Ended October 31, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at April 30, 2022	61,807	$62	$605,841	$(431,377)	$174,526
Common stock issued under equity compensation plans	501	–	1,578	–	1,578
Stock-based compensation expense	–	–	4,683	–	4,683
Net income (as restated)	–	–	–	841	841
Balance at October 31, 2022 (as restated)	62,308	$62	$612,102	$(430,536)	$181,628

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended October 31,
	2023	2022
	(as restated)	(as restated)
Cash flows from operating activities:
Net income (loss)	$(11,643)	$841
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,433	3,409
Stock-based compensation	4,809	4,683
Amortization of debt issuance costs	639	520
Deferred income taxes	(3,009)	(2,495)
Loss on disposal of property and equipment	46	70
Changes in operating assets and liabilities:
Accounts receivable, net	4,919	(33)
Contract assets	(1,238)	(1,159)
Inventory	5,325	(12,999)
Prepaid expenses and other assets	(7,909)	(127)
Accounts payable	4,344	5,346
Accrued compensation and benefits	(4,536)	(2,411)
Contract liabilities	8,808	(5,352)
Other accrued expenses and liabilities	20	781
Net cash provided by (used in) operating activities	6,008	(8,926)

Cash flows from investing activities:
Purchase of property and equipment	(21,624)	(41,277)
Net cash used in investing activities	(21,624)	(41,277)

Cash flows from financing activities:
Proceeds from issuance of common stock under equity compensation plans	998	1,578
Proceeds from finance lease	7,412	–
Principal payments on finance lease	(262)	(249)
Net cash provided by financing activities	8,148	1,329

Net decrease in cash, cash equivalents and restricted cash	(7,468)	(48,874)
Cash, cash equivalents and restricted cash, beginning of period	38,892	126,516
Cash, cash equivalents and restricted cash, end of period	$31,424	$77,642

Supplemental disclosures of cash flow information:
Cash paid for interest	$593	$750
Cash paid for income taxes	$14	$220

Supplemental disclosures of non-cash investing activities:
Unpaid purchases of property and equipment	$8,084	$8,584

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

Following the receipt of the Acceleration Notice and a re-evaluation of the accounting for its 2026 Notes, we determined that the 2026 Notes should be classified as a current liability beginning on October 15, 2022, resulting in an understatement of current liabilities on our consolidated balance sheet. The re-classification of the 2026 Notes to a current liability resulted in negative working capital and created a substantial doubt regarding our ability to continue as a going concern. However, this substantial doubt has been resolved through the subsequent issuance of the 2029 Notes, as further described in Note 10, Subsequent Events. We also determined that our interest expense for the three and six months ended October 31, 2023 was understated in our unaudited condensed consolidated statement of income (loss) and comprehensive income (loss) as a result of the failure to reflect the Additional Interest. This and other related adjustments and the related tax effect to correct certain related misstatements pertaining to the three- and six-month periods ended October 31, 2023 that we have determined to be immaterial, both individually and in the aggregate, are reflected in the restated unaudited condensed consolidated financial statements included in this Amended Report. In addition to this note, Notes 2, 3, 7, 8, and 10 to the restated unaudited condensed consolidated financial statements included in this Amended Report have been updated and restated, as applicable, to reflect the impacts from the restatement.

The impact on the line items within our unaudited condensed consolidated financial statements as of and for the three and six months ended October 31, 2023 previously filed in our Quarterly Report on Form 10-Q for the three and six months ended October 31, 2023 are as follows (in thousands, except par value and per share information):

	As of October 31, 2023
Consolidated Balance Sheet	(as reported)	(adjustments)	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$31,424	$–	$31,424
Accounts receivable, net	13,379	–	13,379
Contract assets	10,847	–	10,847
Inventory	38,583	–	38,583
Prepaid expenses and other current assets	9,972	–	9,972
Total current assets	104,205	–	104,205
Property and equipment, net	187,174	700	187,874
Operating lease right-of-use assets	41,973	–	41,973
Deferred tax assets	116,617	143	116,760
Other assets	4,673	–	4,673
Total assets	$454,642	$843	$455,485
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,784	$–	$22,784
Accrued compensation and benefits	4,244	–	4,244
Contract liabilities	46,437	–	46,437
Convertible senior notes, net	–	141,154	141,154
Current portion of operating lease liabilities	1,263	–	1,263
Other current liabilities	2,209	1,185	3,394
Total current liabilities	76,937	142,339	219,276
Convertible senior notes, net	141,154	(141,154)	–
Operating lease liabilities, less current portion	45,036	–	45,036
Finance lease liabilities, less current portion	7,840	–	7,840
Total liabilities	270,967	1,185	272,152

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at respective dates	–	–	–
Common stock, $0.001 par value; 150,000 shares authorized; 63,234 and 62,692 shares issued and outstanding at respective dates	63	–	63
Additional paid-in capital	626,031	–	626,031
Accumulated deficit	(442,419)	(342)	(442,761)
Total stockholders’ equity	183,675	(342)	183,333
Total liabilities and stockholders’ equity	$454,642	$843	$455,485

	Three Months Ended October 31, 2023
Consolidated Statement of Loss and Comprehensive Loss	(as reported)	(adjustments)	(as restated)
Revenues	$25,395	$–	$25,395
Cost of revenues	30,060	–	30,060
Gross loss	(4,665)	–	(4,665)
Operating expenses:
Selling, general and administrative	6,557	–	6,557
Total operating expenses	6,557	–	6,557
Operating loss	(11,222)	–	(11,222)
Interest expense	(805)	(22)	(827)
Other income, net	140	–	140
Net loss before income taxes	(11,887)	(22)	(11,909)
Income tax benefit	(2,378)	(10)	(2,388)
Net loss	$(9,509)	$(12)	$(9,521)
Comprehensive loss	$(9,509)	$(12)	$(9,521)

Net loss per share:
Basic	$(0.15)	–	$(0.15)
Diluted	$(0.15)	–	$(0.15)

Weighted average common shares outstanding:
Basic	63,149	–	63,149
Diluted	63,149	–	63,149

	Six Months Ended October 31, 2023
Consolidated Statement of Loss and Comprehensive Loss	(as reported)	(adjustments)	(as restated)
Revenues	$63,121	$–	$63,121
Cost of revenues	63,686	–	63,686
Gross loss	(565)	–	(565)
Operating expenses:
Selling, general and administrative	12,820	–	12,820
Total operating expenses	12,820	–	12,820
Operating loss	(13,385)	–	(13,385)
Interest expense	(1,580)	(72)	(1,652)
Other income, net	398	–	398
Net Loss before income taxes	(14,567)	(72)	(14,639)
Income tax benefit	(2,965)	(31)	(2,996)
Net loss	$(11,602)	$(41)	$(11,643)
Comprehensive loss	$(11,602)	$(41)	$(11,643)
Net loss per share:
Basic	$(0.18)	–	$(0.18)
Diluted	$(0.18)	–	$(0.18)
Weighted average common shares outstanding:
Basic	62,994	–	62,994
Diluted	62,994	–	62,994

	Three Months Ended October 31, 2023
	Accumulated Deficit	Total Stockholders’ Equity		Accumulated Deficit	Total Stockholders’ Equity
Condensed Consolidated Statement of Stockholders’ Equity	(as reported)	(as reported)	(adjustments)	(as restated)	(as restated)
Balances at July 31, 2023	$(432,910)	$190,598	$(330)	$(433,240)	$190,268
Common stock issued under equity compensation plans	–	120	–	–	120
Stock-based compensation expense	–	2,466	–	–	2,466
Net loss	(9,509)	(9,509)	(12)	(9,521)	(9,521)
Balances at October 31, 2023	$(442,419)	$183,675	$(342)	$(442,761)	$183,333

	Six Months Ended October 31, 2023
	Accumulated Deficit	Total Stockholders’ Equity		Accumulated Deficit	Total Stockholders’ Equity
Condensed Consolidated Statement of Stockholders’ Equity	(as reported)	(as reported)	(adjustments)	(as restated)	(as restated)
Balances at April 30, 2023	$(430,817)	$189,470	$(301)	$(431,118)	$189,169
Common stock issued under equity compensation plans	–	998	–	–	998
Stock-based compensation expense	–	4,809	–	–	4,809
Net loss	(11,602)	(11,602)	(41)	(11,643)	(11,643)
Balances at October 31, 2023	$(442,419)	$183,675	$(342)	$(442,761)	$183,333

	Six Months Ended October 31 2023
Consolidated Statement of Cash Flows	(as reported)	(adjustments)	(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,602)	$(41)	$(11,643)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,433	–	5,433
Stock-based compensation	4,809	–	4,809
Amortization of debt issuance costs	639	–	639
Deferred income taxes	(2,978)	(31)	(3,009)
Loss on disposal of property and equipment	46	–	46
Changes in operating assets and liabilities:
Accounts receivable, net	4,919	–	4,919
Contract assets	(1,238)	–	(1,238)
Inventory	5,325	–	5,325
Prepaid expenses and other assets	(7,909)	–	(7,909)
Accounts payable	4,344	–	4,344
Accrued compensation and benefits	(4,536)	–	(4,536)
Contract liabilities	8,808	–	8,808
Other accrued expenses and liabilities	(239)	259	20
Net cash provided by operating activities	5,821	187	6,008

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(21,437)	(187)	(21,624)
Net cash used in investing activities	(21,437)	(187)	(21,624)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity compensation plans	998	–	998
Proceeds from finance lease	7,412	–	7,412
Principal payments on finance lease	(262)	–	(262)
Net cash provided by financing activities	8,148	–	8,148

Net decrease in cash, cash equivalents and restricted cash	(7,468)	–	(7,468)
Cash, cash equivalents and restricted cash, beginning of period	38,892	–	38,892
Cash, cash equivalents and restricted cash, end of period	$31,424	–	$31,424

Supplemental disclosures of cash flow information:
Cash paid for interest	$882	$(289)	$593
Cash paid for income taxes	$14	$–	$14

Supplemental disclosures of non-cash activities:
Unpaid purchases of property and equipment	$7,972	$112	$8,084

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

The transaction price for services provided under our customer contracts reflects our best estimates of the amount of consideration to which we are entitled in exchange for providing goods and services to our customers. For contracts with multiple performance obligations, we allocate transaction price to each performance obligation identified in a contract on a relative standalone selling price basis. For contracts in which we receive noncash consideration, such as in the form of a customer’s equity securities, we utilize the quoted market price for such noncash consideration to determine the transaction price. We generally determine relative standalone selling prices based on the price observed in the customer contract for each distinct performance obligation. If observable standalone selling prices are not available, we may estimate the applicable standalone selling price based on the pricing of other comparable services or on a price that we believe the market is willing to pay for the applicable service.

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

Costs for property and equipment not yet placed into service have been capitalized as construction-in-progress. These costs are primarily related to equipment and leasehold improvements associated with our manufacturing facilities and will be depreciated in accordance with the above guidelines once placed into service. Interest costs incurred during construction of major capital projects are capitalized as construction-in-progress until the underlying asset is ready for its intended use, at which point the interest costs are amortized as depreciation expense over the life of the underlying asset. Interest capitalized as construction-in-progress for the three and six months ended October 31, 2023 was $0.2 million and $0.3 million, respectively. Interest capitalized as construction-in-progress was de minimis for the three and six months ended October 31, 2022. All of our property and equipment are located in the United States. Property and equipment consist of the following (in thousands):

	October 31, 2023	April 30, 2023
	(as restated)	(as restated)
Leasehold improvements	$101,572	$97,514
Laboratory and manufacturing equipment	43,336	35,501
Computer equipment and software	5,170	5,028
Furniture, fixtures and office equipment	1,910	1,681
Construction-in-progress	71,562	68,414
Total property and equipment, gross	222,350	208,138
Less: accumulated depreciation and amortization	(35,676)	(30,368)
Total property and equipment, net	$187,874	$177,770

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

Holders of the 2026 Notes may convert their 2026 Notes at their option at any time prior to the close of business on the business day immediately preceding September 15, 2025, only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending July 31, 2021, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the 2026 Notes Indenture) per $1,000 principal amount of the 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the exchange rate on each such trading day; (3) if we call any or all of the 2026 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; and (4) upon the occurrence of specified corporate events as described in the 2026 Notes Indenture.

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

Refer also to Note 10, Subsequent Events, for further information regarding the subsequent repurchase and payoff of the 2026 Notes.

The net carrying amount of the 2026 Notes is as follows (in thousands):

	October 31, 2023	April 30, 2023
Principal	$143,750	$143,750
Unamortized issuance costs	(2,596)	(3,127)
Net carrying amount	$141,154	$140,623

As of October 31, 2023, the estimated fair value of the 2026 Notes was approximately $116.9 million. The fair value was determined based on the last actively traded price per $100 of the 2026 Notes for the period ended October 31, 2023 (Level 2).

The effective annual interest rate of the 2026 Notes for the three and six months ended October 31, 2023 and 2022 was 2.31%.

The following table summarizes the interest expense recognized related to the 2026 Notes for the three and six months ended October 31, 2023 and 2022 (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
	(as restated)	(as restated)	(as restated)	(as restated)
Contractual interest expense	$453	$585	$911	$1,132
Amortization of issuance costs	266	260	531	520
Total interest expense associated with Convertible Notes	$719	$845	$1,442	$1,652

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

As described in Note 10, Subsequent Events, during March 2024, in connection with our repurchase and payoff of the remaining balance of the 2026 Notes we entered into transactions to unwind all of our Capped Calls. As a result, we received $1.3 million in net proceeds from the unwinding of the Capped Calls.

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

As a result of the Acceleration Event associated with the 2026 Notes (Note 1), such occurrence resulted in a cross-default under our Credit Agreement. On March 12, 2024, we entered into Amendment No. 2 to the Credit Agreement which, among other things, (i) waives the events of default under the Credit Agreement as a result of the acceleration of our 2026 Notes, (ii) permits the issuance of our 2029 Notes and the repayment of our 2026 Notes (Note 10) and (iii) adjusts the financial covenant in the Credit Agreement.

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

For the three and six months ended October 31, 2023, we recorded an income tax benefit of $2.4 million $3.0 million, respectively, resulting in an effective tax rate of approximately 20.0% and 20.5%, respectively. For the three and six months ended October 31, 2022, we recorded an income tax benefit of $2.9 million and $2.3 million, respectively, resulting in an effective tax rate of 84.8% and 157.1%, respectively.

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Numerator	(as restated)	(as restated)	(as restated)	(as restated)
Net income (loss), basic	$(9,521)	$(520)	$(11,643)	$841
Add interest expense on 2026 Notes, net of tax	–	–	–	(944)
Net loss, diluted	$(9,521)	$(520)	$(11,643)	$(103)
Denominator
Weighted average basic common shares outstanding	63,149	62,204	62,994	62,054
Effect of dilutive securities:
Stock options	–	–	–	1,294
RSUs, PSUs and ESPP	–	–	–	226
2026 Notes	–	–	–	6,776
Weighted average diluted common shares outstanding	63,149	62,204	62,994	70,350
Net income (loss) per share:
Basic	$(0.15)	$(0.01)	$(0.18)	$0.01
Diluted	$(0.15)	$(0.01)	$(0.18)	$(0.00)

The following table presents the potential dilutive securities excluded from the calculation of diluted net income (loss) per share for the periods presented as the effect of their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Stock options	877	1,404	962	51
RSUs, PSUs and ESPP	1,400	433	1,241	640
2026 Notes	6,776	6,776	6,776	–
Total	9,053	8,613	8,979	691

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

Note 10 – Subsequent Events

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

Restatement of Previously Issued Financial Statements

The following information has been adjusted to reflect the restatement of our unaudited condensed consolidated financial statements as described in the "Explanatory Note" at the beginning of this Amended Report and in Note 1 of the notes to the unaudited condensed consolidated financial statements included herein. In addition, the information under the captions “Liquidity and Capital Resources” and “Cash Requirements” takes into account the events described in Note 10 of the notes to the unaudited condensed consolidated financial statements included herein.

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

Results of Operations Three Months Ended October 31, 2023 Compared to Three Months Ended October 31, 2022

The following table compares the results of our operations for the three months ended October 31, 2023 and 2022 (in thousands):

	Three Months Ended October 31,
	2023	2022	$ Change
	(as restated)	(as restated)
Revenues	$25,395	$34,757	$(9,362)
Cost of revenues	30,060	30,610	(550)
Gross profit (loss)	(4,665)	4,147	(8,812)
Operating expenses:
Selling, general and administrative	6,557	6,831	(274)
Total operating expenses	6,557	6,831	(274)
Operating loss	(11,222)	(2,684)	(8,538)
Interest expense	(827)	(877)	50
Other income, net	140	145	(5)
Net loss before income taxes	(11,909)	(3,416)	(8,493)
Income tax benefit	(2,388)	(2,896)	508
Net loss	$(9,521)	$(520)	$(9,001)

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

Interest Expense (as restated)

Interest expense was $0.8 million for the three months ended October 31, 2023 compared to $0.9 million for the same period in the prior year. This $0.1 million decrease can primarily be attributed to a $0.1 million decrease in interest expense associated with our 2026 Notes. For further information regarding the 2026 Notes, see Note 3 of the notes to unaudited condensed consolidated financial statements.

Income Tax Benefit (as restated)

Income tax benefit was $2.4 million for the three months ended October 31, 2023 compared to $2.9 million for the same period in the prior year. This $0.5 million decrease in income tax benefit can primarily be attributed to our pre-tax net loss for the current year period. Our effective tax rate for the current year period was approximately 20.0% and was computed based on the U.S. federal statutory rate of 21% adjusted primarily for the tax impact of stock-based compensation, non-deductible officers’ compensation, and transportation fringe benefits.

Six Months Ended October 31, 2023 Compared to Six Months Ended October 31, 2022

The following table compares the results of our operations for the six months ended October 31, 2023 and 2022 (in thousands):

	Six Months Ended October 31,
	2023	2022	$ Change
	(as restated)	(as restated)
Revenues	$63,121	$71,449	$(8,328)
Cost of revenues	63,686	58,185	5,501
Gross profit (loss)	(565)	13,264	(13,829)
Operating expenses:
Selling, general and administrative	12,820	13,213	(393)
Total operating expenses	12,820	13,213	(393)
Operating income (loss)	(13,385)	51	(13,436)
Interest expense	(1,652)	(1,718)	66
Other income, net	398	195	203
Net loss before income taxes	(14,639)	(1,472)	(13,167)
Income tax benefit	(2,996)	(2,313)	683
Net income (loss)	$(11,643)	$841	$(12,484)

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

Interest Expense (as restated)

Interest expense was $1.7 million for the six months ended October 31, 2023 compared to $1.7 million for the same period in the prior year.

Other Income, net

Other income, net was $0.4 million for the six months ended October 31, 2023 compared to $0.2 million for the same period in the prior year, an increase of $0.2 million. This year-over-year increase in other income, net can primarily be attributed to an increase in interest income of $0.2 million.

Income Tax Benefit (as restated)

Income tax benefit was $3.0 million for the six months ended October 31, 2023 compared to $2.3 million for the same period in the prior year. This $0.7 million increase in income tax benefit can primarily be attributed to our pre-tax net loss for the current year period. Our effective tax rate for the current year period was approximately 20.5% and was computed based on the U.S. federal statutory rate of 21% adjusted primarily for the tax impact of stock-based compensation, non-deductible officers’ compensation, and transportation fringe benefits.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash and cash equivalents on hand. As of October 31, 2023, we had cash and cash equivalents of $31.4 million. Further, as of October 31, 2023, there was $143.8 million aggregate principal outstanding on our 2026 Notes, which due to an Event of Default (as further described in Note 1 of the notes to unaudited condensed consolidated financial statements), are classified as a current liability on the consolidated balance sheets at October 31, 2023 and April 30, 2023.

On February 29, 2024, a holder of at least 25% of the 2026 Notes declared 100% of the principal amount of, and accrued and unpaid interest on, the 2026 Notes to be due and payable immediately (as further described in Note 1 of the notes to unaudited condensed consolidated financial statements).

On March 12, 2024, we completed a private offering (the “Offering”) of $160.0 million aggregate principal amount of 7.00% convertible senior notes due 2029 (the “2029 Notes”) to qualified institutional buyers pursuant to Section 4(a)(2) of the Securities Act (as further described in Note 10 of the notes to unaudited condensed consolidated financial statements). We received net proceeds from the Offering of approximately $153.5 million, after deducting placement agent’s commissions and other debt issuance related expenses of approximately $6.5 million.

Subsequent to the closing of the Offering, during March 2024, we used approximately $146.1 million of the net proceeds to (i) repurchase for cash, $141.0 million aggregate principal amount of the 2026 Notes in privately negotiated transactions with certain holders of the 2026 Notes plus accrued and unpaid principal of $2.3 million, and (ii) repay in full, the remaining outstanding 2026 Notes balance by depositing the required payoff amount of $2.8 million, representing principal and accrued and unpaid interest, with the trustee under the indenture for the 2026 Notes, following which no 2026 Notes remained outstanding (as further described in Note 10 of the notes to unaudited condensed consolidated financial statements).

As a result, we believe that our existing cash and cash equivalents on hand and our anticipated cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months from the date of this Amended Report.

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

Cash Flows

The following table compares our cash flow activities for the six months ended October 31, 2023 and 2022 (in thousands):

	Six Months Ended October 31,
	2023	2022	$ Change
	(as restated)	(as restated)
Net cash provided by (used in) operating activities	$6,008	$(8,926)	$14,934
Net cash used in investing activities	$(21,624)	$(41,277)	$19,653
Net cash provided by financing activities	$8,148	$1,329	$6,819

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the six months ended October 31, 2023 was a result of an $11.6 million net loss, offset by non-cash adjustments to net loss of $7.9 million primarily related to depreciation and amortization expense, stock-based compensation, amortization of debt issuance costs, and deferred income taxes, and an increase in working capital as a result of a net change in operating assets and liabilities of $9.7 million.

Net cash used in operating activities for the six months ended October 31, 2022 was a result of net income of $0.8 million combined with non-cash adjustments to net income of approximately $6.2 million primarily related to stock-based compensation, depreciation and amortization expense, amortization of debt issuance costs and deferred income taxes, offset by a net change in operating assets and liabilities of approximately $16.0 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended October 31, 2023 and 2022 consisted of $21.6 million and $41.3 million, respectively, used to acquire property and equipment primarily related to the expansion of our mammalian facilities and the construction of our cell and gene therapy facility.

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

We may not redeem the 2029 Notes prior to the March 1, 2029 maturity date. For additional information regarding our 2029 Notes, see Note 10 of the notes to unaudited condensed consolidated financial statements.

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

Capital Expenditures

Our fiscal year 2024 capital expenditures primarily relate to our facility expansions. During the six months ended October 31, 2023, our capital expenditures were $21.6 million, and $8.1 million were incurred and accrued as of October 31, 2023, for a total of $29.7 million. We currently anticipate that our total capital expenditures for fiscal year 2024 will be approximately $32 million.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2023, the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of October 31, 2023, as a result of the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a material weakness in our internal control over financial reporting related to the lack of an effectively designed control activity in accounting for debt and related interest. Specifically, our debt internal controls did not include the periodic review of covenants, acceleration clauses, events of default, and other pertinent information in our debt agreements as of October 31, 2023.

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

AVID BIOSERVICES, INC.

Dated: April 24, 2024	Signed:	/s/ Nicholas S. Green
Nicholas S. Green
President and Chief Executive Officer
(Principal Executive Officer)

Dated: April 24, 2024	Signed:	/s/ Daniel R. Hart
Daniel R. Hart
Chief Financial Officer
(Principal Financial and Accounting Officer)

