Form 10-Q
period 2024-01-31
Avid Bioservices, Inc.
filed 2024-04-24
CIK 704562

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-Q

__________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 001-32839

__________________________________________

AVID BIOSERVICES, INC.

(Exact name of Registrant as specified in its charter)

__________________________________________

Delaware (State or other jurisdiction of incorporation or organization)	95-3698422 (I.R.S. Employer Identification No.)

14191 Myford Road, Tustin, California, 92780 (Address of principal executive offices, Zip Code)

(714) 508-6100

(Registrant’s telephone number, including area code)

__________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	CDMO	The NASDAQ Stock Market LLC

__________________________________________

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

63,479,794 shares of the registrant’s common stock were outstanding as of April 8, 2024.

AVID BIOSERVICES, INC.

Form 10-Q

For the Fiscal Quarter Ended January 31, 2024

TABLE OF CONTENTS

As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “we,” “us,” “our,” and the “Company” refer to Avid Bioservices, Inc. and its subsidiary.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

avid bioservices, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except par value)

	January 31, 2024	April 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$30,708	$38,542
Accounts receivable, net	18,538	18,298
Contract assets	12,197	9,609
Inventory	34,568	43,908
Prepaid expenses and other current assets	7,578	2,094
Total current assets	103,589	112,451
Property and equipment, net	187,518	177,770
Operating lease right-of-use assets	41,567	42,772
Deferred tax assets	117,844	113,751
Other assets	4,709	4,473
Restricted cash	–	350
Total assets	$455,227	$451,567
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,514	$24,593
Accrued compensation and benefits	4,107	8,780
Contract liabilities	52,945	37,352
Convertible senior notes, net	141,421	140,623
Current portion of operating lease liabilities	1,310	1,358
Other current liabilities	3,590	2,440
Total current liabilities	222,887	215,146
Operating lease liabilities, less current portion	44,695	45,690
Finance lease liabilities, less current portion	7,475	1,562
Total liabilities	275,057	262,398

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at respective dates	–	–
Common stock, $0.001 par value; 150,000 shares authorized; 63,463 and 62,692 shares issued and outstanding at respective dates	63	63
Additional paid-in capital	628,874	620,224
Accumulated deficit	(448,767)	(431,118)
Total stockholders’ equity	180,170	189,169
Total liabilities and stockholders’ equity	$455,227	$451,567

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share information)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023

Revenues	$33,815	$38,018	$96,936	$109,467
Cost of revenues	31,432	28,193	95,118	86,378
Gross profit	2,383	9,825	1,818	23,089
Operating expenses:
Selling, general and administrative	6,382	7,107	19,202	20,320
Total operating expenses	6,382	7,107	19,202	20,320
Operating income (loss)	(3,999)	2,718	(17,384)	2,769
Interest expense	(875)	(636)	(2,527)	(2,354)
Other income (expense), net	(2,184)	432	(1,786)	627
Net income (loss) before income taxes	(7,058)	2,514	(21,697)	1,042
Income tax (benefit) expense	(1,052)	2,761	(4,048)	448
Net income (loss)	$(6,006)	$(247)	$(17,649)	$594
Comprehensive income (loss)	$(6,006)	$(247)	$(17,649)	$594

Net income (loss) per share:
Basic	$(0.09)	$(0.00)	$(0.28)	$0.01
Diluted	$(0.09)	$(0.00)	$(0.28)	$0.01

Weighted average common shares outstanding:
Basic	63,321	62,388	63,103	62,166
Diluted	63,321	69,164	63,103	63,634

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

	Three Months Ended January 31, 2024
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at October 31, 2023	63,234	$63	$626,031	$(442,761)	$183,333
Common stock issued under equity compensation plans	229	–	384	–	384
Stock-based compensation expense	–	–	2,459	–	2,459
Net loss	–	–	–	(6,006)	(6,006)
Balance at January 31, 2024	63,463	$63	$628,874	$(448,767)	$180,170

	Three Months Ended January 31, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at October 31, 2022	62,308	$62	$612,102	$(430,536)	$181,628
Common stock issued under equity compensation plans	215	–	995	–	995
Stock-based compensation expense	–	–	2,744	–	2,744
Net loss	–	–	–	(247)	(247)
Balance at January 31, 2023	62,523	$62	$615,841	$(430,783)	$185,120

	Nine Months Ended January 31, 2024
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at April 30, 2023	62,692	$63	$620,224	$(431,118)	$189,169
Common stock issued under equity compensation plans	771	–	1,382	–	1,382
Stock-based compensation expense	–	–	7,268	–	7,268
Net loss	–	–	–	(17,649)	(17,649)
Balance at January 31, 2024	63,463	$63	$628,874	$(448,767)	$180,170

	Nine Months Ended January 31, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at April 30, 2022	61,807	$62	$605,841	$(431,377)	$174,526
Common stock issued under equity compensation plans	716	–	2,573	–	2,573
Stock-based compensation expense	–	–	7,427	–	7,427
Net income	–	–	–	594	594
Balance at January 31, 2023	62,523	$62	$615,841	$(430,783)	$185,120

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended January 31,
	2024	2023

Cash flows from operating activities:
Net income (loss)	$(17,649)	$594
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,250	5,326
Stock-based compensation	7,268	7,427
Amortization of debt issuance costs	915	782
Deferred income taxes	(4,093)	265
Loss on disposal of property and equipment	46	82
Changes in operating assets and liabilities:
Accounts receivable, net	(240)	5,721
Contract assets	(2,588)	(5,019)
Inventory	9,340	(19,040)
Prepaid expenses and other assets	(5,837)	(7)
Accounts payable	3,140	2,904
Accrued compensation and benefits	(4,673)	(18)
Contract liabilities	15,593	(16,048)
Other accrued expenses and liabilities	223	1,164
Net cash provided by (used in) operating activities	9,695	(15,867)

Cash flows from investing activities:
Purchase of property and equipment	(26,112)	(52,580)
Net cash used in investing activities	(26,112)	(52,580)

Cash flows from financing activities:
Proceeds from issuance of common stock under equity compensation plans	1,382	2,573
Proceeds from finance lease	7,412	–
Principal payments on finance leases	(561)	(376)
Net cash provided by financing activities	8,233	2,197

Net decrease in cash, cash equivalents and restricted cash	(8,184)	(66,250)
Cash, cash equivalents and restricted cash, beginning of period	38,892	126,516
Cash, cash equivalents and restricted cash, end of period	$30,708	$60,266

Supplemental disclosures of cash flow information:
Cash paid for interest	$603	$492
Cash paid for income taxes	$14	$220

Supplemental disclosures of non-cash investing activities:
Unpaid purchases of property and equipment	$6,057	$24,283

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

Acceleration of Convertible Senior Notes Due 2026

As described in Note 10, Subsequent Events, on February 29, 2024, we received an Acceleration Notice from a holder of our 2026 Notes. Following the receipt of the Acceleration Notice and a re-evaluation of the accounting for our 2026 Notes, we determined that the 2026 Notes should be classified as a current liability beginning on October 15, 2022, resulting in an understatement of current liabilities on our consolidated balance sheet. The re-classification of the 2026 Notes to a current liability resulted in negative working capital and created a substantial doubt regarding our ability to continue as a going concern. However, this substantial doubt has been resolved through the subsequent issuance of the 2029 Notes, as further described in Note 10.

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

Manufacturing revenue

Manufacturing revenue generally represents revenue from the manufacturing of customer products recognized over time utilizing an input method that compares the cost of cumulative work-in-process to date to the most current estimates for the entire cost of the performance obligation. Under a manufacturing contract, a quantity of manufacturing runs is ordered at a specified scale with prescribed dates, where the product is manufactured according to the customer’s specifications and typically includes only one performance obligation. Each manufacturing run represents a distinct service that is sold separately and has stand-alone value to the customer. The products are manufactured exclusively for a specific customer and have no alternative use. The customer retains control of its product during the entire manufacturing process and can make changes to the process or specifications at its request. Under these agreements, we are entitled to consideration for progress to date that includes an element of profit margin.

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

The following table summarizes our revenue streams (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Manufacturing revenues	$29,093	$32,182	$82,641	$91,277
Process development revenues	4,722	5,836	14,295	18,190
Total revenues	$33,815	$38,018	$96,936	$109,467

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

During the three and nine months ended January 31, 2024, we recognized revenue of $3.3 million and $24.1 million, respectively, for which the contract liability was recorded in a prior period.

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

During the three months ended January 31, 2024, there were no material adjustments in estimates for variable consideration. During the nine months ended January 31, 2024, changes in estimates for variable consideration resulted in a decrease in revenues of $3.2 million, which can be attributed to an insolvent customer combined with consideration under a contract where uncertainties have been resolved.

During the three and nine months ended January 31, 2023, we recognized revenue of $3.0 million for changes in estimates for variable consideration under a contract where uncertainties have been resolved.

We apply the practical expedient available under ASC 606 that permits us not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. As of January 31, 2024, we do not have any unsatisfied performance obligations for contracts greater than one year.

Costs incurred to obtain a contract are not material. These costs are generally employee sales commissions, which are expensed as incurred and included in selling, general and administrative expense in the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss).

Restricted Cash

Under the terms of an operating lease for office space that expired in August of 2023, we were required to maintain a letter of credit as collateral during the term of the lease. As of January 31, 2024 and April 30, 2023, we had no restricted cash and $0.4 million of restricted cash pledged as collateral under this letter of credit, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	January 31, 2024	April 30, 2023	January 31, 2023	April 30, 2022
Cash and cash equivalents	$30,708	$38,542	$59,916	$126,166
Restricted cash	–	350	350	350
Total cash, cash equivalents and restricted cash	$30,708	$38,892	$60,266	$126,516

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

Based on our analysis of our accounts receivable balance as of January 31, 2024 and April 30, 2023, we determined an allowance for doubtful accounts of $1.7 million and $0.5 million, respectively, was deemed necessary.

Inventory

Inventory consists of raw materials inventory and is valued at the lower of cost, determined by the first-in, first-out method, or net realizable value. We periodically review raw materials inventory for potential impairment and adjust inventory to its net realizable value based on the estimate of future use and reduce the carrying value of inventory as deemed necessary.

Property and Equipment, Net

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

Interest capitalized as construction-in-progress for the three and nine months ended January 31, 2024 was $0.2 million and $0.6 million, respectively.

Interest capitalized as construction-in-progress for the three and nine months ended January 31, 2023 was $0.3 million and $0.5 million, respectively.

All of our property and equipment are located in the United States. Property and equipment, net consist of the following (in thousands):

	January 31, 2024	April 30, 2023
Leasehold improvements	$101,678	$97,514
Laboratory and manufacturing equipment	44,756	35,501
Computer equipment and software	5,170	5,028
Furniture, fixtures and office equipment	1,945	1,681
Construction-in-progress	72,462	68,414
Total property and equipment, gross	226,011	208,138
Less: accumulated depreciation and amortization	(38,493)	(30,368)
Total property and equipment, net	$187,518	$177,770

Depreciation and amortization expense for the three and nine months ended January 31, 2024 was $2.8 million and $8.3 million, respectively.

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

Impairment

Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. If such events or changes in circumstances arise, we compare the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the long-lived assets are determined to be impaired, any excess of the carrying value of the long-lived assets over its estimated fair value is recognized as an impairment loss. For the nine months ended January 31, 2024 and 2023, there were no indicators of impairment of the value of our long-lived assets and no cumulative impairment losses were recognized as of January 31, 2024.

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

As of January 31, 2024 and April 30, 2023, our Level 1 financial assets consisted of our cash equivalents invested in money market funds of $26.3 million and $28.7 million, respectively, and our other current assets related to investments in equity securities of $4.8 million and $0, respectively. Our Level 1 financial assets are carried at a fair value based on quoted market prices for identical securities (Level 1 input). We did not have any Level 2 or Level 3 financial assets as of January 31, 2024 and April 30, 2023.

We consider the fair value of our convertible senior notes to be a Level 2 financial liability due to limited trading activity of the convertible senior notes (Note 3). We did not have any other Level 2 or Level 3 financial liabilities as of January 31, 2024 and April 30, 2023.

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

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid, among other enhancements to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, which will be our fiscal year 2026 beginning May 1, 2025; however, early adoption is permitted. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the impact the adoption of ASU 2023-09 will have on our unaudited condensed consolidated financial statements and related disclosures.

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

As described in Note 10, Subsequent Events, on February 29, 2024, as a result of the Event of Default, a holder of at least 25% aggregate principal amount of 2026 Notes declared 100% of the principal amount of, and accrued and unpaid interest on, the 2026 Notes to be due and payable immediately.

Refer also to Note 10, Subsequent Events, for further information regarding the subsequent repurchase and payoff of the 2026 Notes.

The net carrying amount of the 2026 Notes is as follows (in thousands):

	January 31, 2024	April 30, 2023
Principal	$143,750	$143,750
Unamortized issuance costs	(2,329)	(3,127)
Net carrying amount	$141,421	$140,623

As of January 31, 2024, the estimated fair value of the 2026 Notes was approximately $111.3 million. The fair value was determined based on the last actively traded price per $100 of the 2026 Notes for the period ended January 31, 2024 (Level 2).

The effective annual interest rate of the 2026 Notes for the three and nine months ended January 31, 2024 and 2023 was 2.31%.

The following table summarizes the interest expense recognized related to the 2026 Notes (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Contractual interest expense	$412	$344	$1,323	$1,476
Amortization of issuance costs	267	262	798	782
Total interest expense associated with 2026 Notes	$679	$606	$2,121	$2,258

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

We evaluated the Capped Calls under ASC 815-10 and determined that they should be accounted for as a separate transaction from the 2026 Notes and that the Capped Calls met the criteria for equity classification. Therefore, the cost of $12.8 million to purchase the Capped Calls was recorded as a reduction to additional paid-in capital. The Capped Calls will not be subsequently remeasured as long as the conditions for equity classification continue to be met. As of January 31, 2024 and April 30, 2023, there were no conversions of our 2026 Notes, and therefore, there was no activity with respect to the Capped Calls. We believe the conditions for equity classification continue to be met as of January 31, 2024 and April 30, 2023.

As described in Note 10, Subsequent Events, during March 2024, in connection with our repurchase and payoff of the remaining balance of the 2026 Notes we entered into transactions to unwind all of our Capped Calls. As a result, we received $1.3 million in net proceeds from the unwinding of the Capped Calls.

Revolving Credit Facility

On March 14, 2023, we entered into a credit agreement with Bank of America, N.A., as administrative agent and letter of credit issuer (as amended, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) in an amount equal to the lesser of (i) $50 million and (ii) a borrowing base calculated as the sum of (a) 80% of the value of certain of our eligible accounts receivable, plus (b) up to 100% of the value of eligible cash collateral. The Credit Agreement is secured by substantially all our assets.

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

As of January 31, 2024, there were no outstanding loans under the Revolving Credit Facility.

As a result of the Acceleration Event associated with the 2026 Notes (Note 10), such occurrence resulted in a cross-default under our Credit Agreement. On March 12, 2024, we entered into Amendment No. 2 to the Credit Agreement which, among other things, (i) waives the events of default under the Credit Agreement as a result of the acceleration of our 2026 Notes, (ii) permits the issuance of our 2029 Notes and the repayment of our 2026 Notes (Note 10) and (iii) adjusts the financial covenant in the Credit Agreement.

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

The Credit Agreement includes certain customary affirmative and negative covenants, including limitations on mergers, consolidations and sales of assets, limitations on liens, limitations on certain restricted payments and investments, limitations on transactions with affiliates and limitations on incurring additional indebtedness. In addition, the Credit Agreement requires maintenance of a minimum consolidated EBITDA, as defined in the Credit Agreement, of $15 million for the most recently completed four fiscal quarters as measured at the end of each fiscal quarter. As of January 31, 2024, we were in compliance with the Credit Agreement’s financial covenant.

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

We also lease certain manufacturing equipment under finance lease agreements that have terms ranging from 5 to 7 years.

The components of our lease costs are summarized as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Operating leases	$1,140	$1,060	$3,430	$3,233
Variable leases	354	348	1,129	1,145
Short-term leases	36	187	103	514
Finance leases:
Amortization of right-of-use assets	127	54	235	162
Interest on lease liabilities	148	30	200	96
Total lease cost	$1,805	$1,679	$5,097	$5,150

Supplemental consolidated balance sheet and other information related to our leases were as follows (in thousands, expect weighted average data):

Leases	Classification	January 31, 2024	April 30, 2023
Assets
Operating	Operating lease right-of-use assets	$41,567	$42,772
Finance	Property and equipment, net	9,552	2,529
Total leased assets		$51,119	$45,301

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$1,310	$1,358
Finance	Other current liabilities	1,425	531
Non-current:
Operating	Operating lease liabilities, less current portion	44,695	45,690
Finance	Finance lease liabilities, less current portion	7,475	1,562
Total lease liabilities		$54,905	$49,141

Weighted average remaining lease term (years):
Operating leases	16.0	16.6
Finance leases	6.0	3.7

Weighted average discount rate:
Operating leases	6.0%	6.0%
Finance leases	6.4%	5.3%

Supplemental cash flow information related to our leases were as follows (in thousands):

	Nine Months Ended January 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,136	$2,955
Operating cash flows from finance leases	192	96
Financing cash flows from finance leases	561	376
Non-cash transaction
Unpaid finance lease obligation	$45	$–

As of January 31, 2024, the maturities of our lease liabilities, which includes those derived from lease renewal options that we considered it reasonably certain that we would exercise, were as follows (in thousands):

Fiscal Year Ending April 30,	Operating Leases	Finance Leases	Total
2024 (remaining period)	$1,004	$491	$1,495
2025	4,060	1,963	6,023
2026	4,167	1,963	6,130
2027	4,199	1,754	5,953
2028	4,036	1,334	5,370
Thereafter	56,418	3,336	59,754
Total lease payments	$73,884	$10,841	$84,725
Less: imputed interest	(27,879)	(1,941)	(29,820)
Total lease liabilities	$46,005	$8,900	$54,905

Note 5 – Equity Compensation Plans

Stock Incentive Plans

As of January 31, 2024, we had an aggregate of 7,522,149 shares of our common stock reserved for issuance under our stock incentive plans, of which 4,498,096 shares were subject to outstanding stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) and 3,024,053 shares were available for future grants of stock-based awards.

Stock Options

The following summarizes our stock option transaction activity for the nine months ended January 31, 2024:

	Stock Options	Grant Date Weighted Average Exercise Price
	(in thousands)
Outstanding at May 1, 2023	2,079	$6.76
Granted	–	$–
Exercised	(64)	$7.55
Canceled or expired	(21)	$11.89
Outstanding at January 31, 2024	1,994	$6.68

Restricted Stock Units

The following summarizes our RSUs transaction activity for the nine months ended January 31, 2024:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at May 1, 2023	1,006	$16.83
Granted	853	$12.26
Vested	(432)	$14.67
Forfeited	(58)	$16.63
Outstanding at January 31, 2024	1,369	$14.67

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

The following summarizes our PSUs transaction activity for the nine months ended January 31, 2024:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at May 1, 2023	522	$19.70
Granted	613	$13.92
Vested	–	$–
Forfeited	–	$–
Outstanding at January 31, 2024	1,135	$16.58

Employee Stock Purchase Plan

The Avid Bioservices, Inc. 2010 Employee Stock Purchase Plan (the “ESPP”) is a stockholder-approved plan under which employees can purchase shares of our common stock, based on a percentage of their compensation, subject to certain limits. The purchase price per share is equal to the lower of 85% of the fair market value of our common stock on the first trading day of the six-month offering period or on the last trading day of the six-month offering period. During the nine months ended January 31, 2024, a total of 114,098 shares of our common stock were purchased under the ESPP at a weighted average purchase price of $7.93 per share. As of January 31, 2024, we had 849,218 shares of our common stock reserved for issuance under the ESPP.

Stock-Based Compensation

Stock-based compensation expense included in our unaudited condensed consolidated statements of income (loss) and comprehensive income (loss) for the three and nine months ended January 31, 2024 and 2023 was comprised of the following (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Cost of revenues	$1,038	$1,017	$3,099	$2,749
Selling, general and administrative	1,421	1,727	4,169	4,678
Total stock-based compensation	$2,459	$2,744	$7,268	$7,427

As of January 31, 2024, the total estimated unrecognized compensation cost related to non-vested stock options and RSUs was $0.4 million and $19.0 million, respectively. These costs are expected to be recognized over weighted average vesting periods of 0.5 and 2.54 years, respectively. As of January 31, 2024, there was $9.5 million of total estimated unrecognized compensation cost related to non-vested PSUs associated with the Performance Periods ending April 30, 2024, 2025 and 2026. This cost is expected to be recognized over the weighted average vesting period of 0.96 years, however, we will assess the likelihood of achieving the predetermined financial metrics associated with each Performance Period on a quarterly basis and the expense recognized, if any, will be adjusted accordingly.

Note 6 - Deferred Compensation Plan

In July 2023, our Board of Directors approved and adopted the Avid Bioservices, Inc. Deferred Compensation Plan (the “DC Plan”). The DC Plan allows non-employee directors and certain highly compensated employees to defer a portion of their base compensation, cash bonuses, and certain restricted stock unit and performance stock unit awards. As of January 31, 2024, contributions to the DC Plan were not material and are included in accrued compensation and benefits on the unaudited condensed consolidated balance sheet at January 31, 2024.

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

The provision for income taxes recorded for the three and nine months ended January 31, 2024 and 2023 differs from the U.S. federal statutory tax rate of 21% due primarily to the tax impact of stock-based compensation, non-deductible officers’ compensation, and transportation fringe benefits.

For the three and nine months ended January 31, 2024, we recorded an income tax benefit of $1.1 million and $4.0 million, respectively, resulting in an effective tax rate of approximately 14.9% and 18.7%, respectively.

For the three and nine months ended January 31, 2023, we recorded an income tax expense of $2.8 million and $0.4 million, respectively, resulting in an effective tax rate of 109.5% and 42.8%, respectively.

We have no material uncertain tax position liabilities as of January 31, 2024 and April 30, 2023. It is our policy to recognize interest and penalties related to income tax matters in interest expense and other income (expense), net, respectively, in our unaudited condensed consolidated statements of income (loss) and comprehensive income (loss). There was no accrued interest or penalties associated with uncertain tax positions as of January 31, 2024 and April 30, 2023.

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

A reconciliation of the numerators and the denominators of the basic and dilutive net income (loss) per common share computations are as follows (in thousands, except per share amounts):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Numerator
Net income (loss), basic	$(6,006)	$(247)	$(17,649)	$594
Add interest expense on 2026 Notes, net of tax	–	(58)	–	–
Net income (loss), diluted	$(6,006)	$(305)	$(17,649)	$594
Denominator
Weighted average basic common shares outstanding	63,321	62,388	63,103	62,166
Effect of dilutive securities:
Stock options	–	–	–	1,239
RSUs, PSUs and ESPP	–	–	–	229
2026 Notes	–	6,776	–	–
Weighted average dilutive common shares outstanding	63,321	69,164	63,103	63,634
Net income (loss) per share:
Basic	$(0.09)	$(0.00)	$(0.28)	$0.01
Diluted	$(0.09)	$(0.00)	$(0.28)	$0.01

The following table presents the potential dilutive securities excluded from the calculation of diluted net income (loss) per share for the periods presented as the effect of their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Stock options	1,383	1,174	898	49
RSUs, PSUs and ESPP	1,287	1,016	1,324	695
2026 Notes	6,776	–	6,776	6,776
Total potential dilutive securities	9,446	2,190	8,998	7,520

Subsequent to January 31, 2024, we completed a private offering of $160.0 million aggregate principal amount of 7.00% convertible senior notes due 2029 (Note 10), which are not included in the calculation of basic and diluted net loss per common share for the three and nine months ended January 31, 2024.

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

Note 10 – Subsequent Events

Acceleration of Convertible Senior Notes Due 2026

On February 29, 2024, we received an acceleration notice (the “Acceleration Notice”) from a holder of our 2026 Notes. The Acceleration Notice stipulated, among other things, that (i) we did not remove the restrictive legend on the 2026 Notes by March 17, 2022 as required under the 2026 Notes Indenture, (ii) due to such failure, additional interest had accrued thereafter at a rate of 0.50% per annum (the “Additional Interest”), (iii) such Additional Interest had not been paid by us as of the date of the Acceleration Notice, which constitutes an event of default under the 2026 Notes Indenture (the “Event of Default”), and (iv) such holder was the beneficial owner of at least 25% in aggregate principal amount of the outstanding 2026 Notes and therefore had the right to accelerate all of the 2026 Notes. As a result of the Event of Default, such holder declared 100% of the principal amount of, and accrued and unpaid interest on, the 2026 Notes to be due and payable immediately.

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

On or after September 1, 2028 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders at their option may convert all or any portion of their 2029 Notes at any time, regardless of the foregoing circumstances. We may not redeem the 2029 Notes prior to the March 1, 2029 maturity date

If we undergo a fundamental change (as defined in the 2029 Notes Indenture), holders may require us to repurchase for cash all or any portion of their 2029 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2029 Notes to be repurchased, plus accrued and unpaid interest to, but excluding the fundamental change repurchase date.

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

The following discussion and analysis of the financial condition and results of our operations should be read together with the unaudited condensed consolidated financial statements and related notes of Avid Bioservices, Inc. included in Part I Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in Amendment No. 1 to our Annual Report on Form 10-K/A, as filed with the SEC on April 24, 2024 (the “Amended Form 10-K”).

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

Strategic Objectives

We have a growth strategy that seeks to align with the growth of the biopharmaceutical drug substance contract services market. That strategy encompasses the following objectives:

•	Invest in additional manufacturing capacity, capabilities and resources required for us to achieve our long-term growth strategy and meet the growth-demand of our customers’ programs, moving from development through to commercial manufacturing;
•	Broaden market awareness of our company through a diversified yet flexible marketing strategy;
•	Continue to expand our customer base and programs with existing customers for both process development and manufacturing service offerings;
•	Explore strategic opportunities both within our core business as well as in adjacent and/or synergistic service offerings in order to enhance and/or broaden our capabilities; and
•	Increase our operating profit margin to best-in-class within our industry.

Third Quarter Highlights

The following summarizes select highlights from our third quarter ended January 31, 2024:

•	Expanded our customer base and programs with existing customers and ended the quarter with a backlog of approximately $206 million compared to $176 million at the end of the same quarter in fiscal 2023; and
•	Marked the completion of our cell and gene therapy facility by hosting a grand opening in January 2024.

Facility Expansion

During fiscal year 2022, we announced plans to expand our CDMO service offerings into viral vector development and manufacturing services for the rapidly growing cell and gene therapy (“CGT”) market. This expansion consisted of a two-phased approach to the construction of a world-class CGT development and CGMP manufacturing facility in Costa Mesa, California (the “CGT Facility”). In June 2022, we completed the first phase with the opening of our new analytical and process development laboratories. In October 2023, we completed the second phase with the build out of CGMP manufacturing suites, as scheduled. In January 2024, we marked the completion of our CGT facility by hosting a grand opening of the newly completed CGMP manufacturing suites.

Performance and Financial Measures

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are revenues, gross profit, selling, general and administrative expenses, operating income (loss), interest expense, other income (expense), net, and income tax (benefit) expense.

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

Other Income (Expense), Net

Other income (expense), net primarily consists of interest earned on our cash and cash equivalents, net of losses from the disposal of long-lived assets and unrealized losses from investments in equity securities.

Income Tax (Benefit) Expense

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

Results of Operations

Three Months Ended January 31, 2024 Compared to Three Months Ended January 31, 2023

The following table compares the results of our operations for the three months ended January 31, 2024 and 2023 (in thousands):

	Three Months Ended January 31,
	2024	2023	$ Change
Revenues	$33,815	$38,018	$(4,203)
Cost of revenues	31,432	28,193	3,239
Gross profit	2,383	9,825	(7,442)
Operating expenses:
Selling, general and administrative	6,382	7,107	(725)
Total operating expenses	6,382	7,107	(725)
Operating income (loss)	(3,999)	2,718	(6,717)
Interest expense	(875)	(636)	(239)
Other income (expense), net	(2,184)	432	(2,616)
Net income (loss) before income taxes	(7,058)	2,514	(9,572)
Income tax (benefit) expense	(1,052)	2,761	(3,813)
Net loss	$(6,006)	$(247)	$(5,759)

Revenues

Revenues for the three months ended January 31, 2024 were $33.8 million compared to $38.0 million for the same period in the prior year, a decrease of $4.2 million, or 11%. The decrease in revenues can primarily be attributed to decreases in manufacturing runs and process development services from early-stage programs. The following table compares revenues by revenue stream for the three months ended January 31, 2024 and 2023 (in thousands):

	Three Months Ended January 31,
	2024	2023	Change
Manufacturing revenues	$29,093	$32,182	$(3,089)
Process development revenues	4,722	5,836	(1,114)
Total revenues	$33,815	$38,018	$(4,203)

Gross Profit

Gross profit for the three months ended January 31, 2024 was $2.4 million (7% gross margin) compared to a gross profit of $9.8 million (26% gross margin) for the same period in the prior year.  The decrease in gross margin during the three months ended January 31, 2024, as compared to the same prior year period was primarily driven by fewer manufacturing runs, a reduction in process development revenues from early-stage customers, and an increase in costs related to expansions of both our capacity and our technical capabilities.

Selling, General and Administrative Expenses

SG&A expenses were $6.4 million for the three months ended January 31, 2024 compared to $7.1 million for the same period in the prior year, a decrease of $0.7 million, or 10%. The net decrease in SG&A expenses can be attributed to the following components:

$ millions
Decrease in compensation and benefit related expenses	$(0.7)
Decrease in consulting fees	(0.1)
Decrease in facility and related expenses	(0.1)
Net increase in all other SG&A expenses	0.2
Total decrease in SG&A expenses	$(0.7)

As a percentage of revenues, SG&A expenses for the three months ended January 31, 2024 and 2023 were both 19%.

Operating Income (Loss)

Operating loss was $4.0 million for the three months ended January 31, 2024 compared to operating income of $2.7 million for the same period in the prior year. This $6.7 million decrease in year-over-year operating income (loss) can be attributed to the $7.4 million decrease in gross profit, partially offset by the $0.7 million decrease in SG&A expenses.

Interest Expense

Interest expense was $0.9 million for the three months ended January 31, 2024 compared to $0.6 million for the same period in the prior year. This increase of approximately $0.2 million can be attributed to interest expense associated with our 2026 Notes, revolving credit facility, and a finance lease we entered into in October 2023.

Other Income (Expense), net

Other income (expense), net (“OI&E”) was an expense of $2.2 million for the three months ended January 31, 2024 compared to income of $0.4 million for the same period in the prior year. This $2.6 million decrease in year-over-year OI&E can primarily be attributed to an unrealized loss from an investment in an equity security of $2.4 million combined with a $0.2 million decrease in interest income.

Income Tax (Benefit) Expense

Income tax benefit was $1.1 million for the three months ended January 31, 2024 compared to income tax expense of $2.8 million for the same period in the prior year. This $3.8 million decrease in our provision for income taxes can primarily be attributed to our pre-tax net loss for the current year period. Our effective tax rate for the current year period was approximately 14.9% and was computed based on the U.S. federal statutory rate of 21% adjusted primarily for the tax impact of stock-based compensation, non-deductible officers’ compensation, and transportation fringe benefits.

Nine Months Ended January 31, 2024 Compared to Nine Months Ended January 31, 2023

The following table compares the results of our operations for the nine months ended January 31, 2024 and 2023 (in thousands):

	Nine Months Ended January 31,
	2024	2023	$ Change
Revenues	$96,936	$109,467	$(12,531)
Cost of revenues	95,118	86,378	8,740
Gross profit	1,818	23,089	(21,271)
Operating expenses:
Selling, general and administrative	19,202	20,320	(1,118)
Total operating expenses	19,202	20,320	(1,118)
Operating income (loss)	(17,384)	2,769	(20,153)
Interest expense	(2,527)	(2,354)	(173)
Other income (expense), net	(1,786)	627	(2,413)
Net income (loss) before income taxes	(21,697)	1,042	(22,739)
Income tax (benefit) expense	(4,048)	448	(4,496)
Net income (loss)	$(17,649)	$594	$(18,243)

Revenues

Revenues for the nine months ended January 31, 2024 were $96.9 million compared to $109.5 million for the same period in the prior year, a decrease of approximately $12.5 million, or 11%. The decrease in revenues can primarily be attributed to decreases in manufacturing runs and process development services from early-stage programs, combined with a reduction of revenue for changes in estimated variable consideration under a contract where uncertainties have been resolved. The following table compares revenues by revenue stream for the nine months ended January 31, 2024 and 2023 (in thousands):

	Nine Months Ended January 31,
	2024	2023	Change
Manufacturing revenues	$82,641	$91,277	$(8,636)
Process development revenues	14,295	18,190	(3,895)
Total revenues	$96,936	$109,467	$(12,531)

Gross Profit

Gross profit for the nine months ended January 31, 2024 was $1.8 million (2% gross margin) compared to a gross profit of $23.1 million (21% gross margin) for the same period in the prior year.  The decrease in gross margin during the nine months ended January 31, 2024, as compared to the same prior year period was primarily driven by fewer manufacturing runs, a reduction in process development services from early-stage customers, and an increase in costs related to expansions of both our capacity and our technical capabilities.  Margins during the current year period were also impacted by (i) a reduction of revenues for changes in estimated variable consideration under a contract where uncertainties have been resolved, (ii) a terminated project relating to the insolvency of one of our smaller customers, and (iii) a delay in our ability to recognize revenues of a customer product pending the implementation of a process change.

Selling, General and Administrative Expenses

SG&A expenses were $19.2 million for the nine months ended January 31, 2024 compared to $20.3 million for the same period in the prior year, a decrease of approximately $1.1 million, or 6%. The net decrease in SG&A expenses can be attributed to the following components:

$ millions
Decrease in compensation and benefit related expenses	$(0.7)
Decrease in consulting fees	(0.4)
Decrease in legal fees	(0.2)
Net increase in all other SG&A expenses	0.2
Total decrease in SG&A expenses	$(1.1)

As a percentage of revenues, SG&A expenses for the nine months ended January 31, 2024 and 2023 were 20% and 19%, respectively.

Operating Income (Loss)

Operating loss was $17.4 million for the nine months ended January 31, 2024 compared to operating income of $2.8 million for the same period in the prior year. This decrease of $20.2 million in year-over-year operating income (loss) can be attributed to the $21.3 million decrease in gross profit, partially offset by the $1.1 million decrease in SG&A expenses.

Interest Expense

Interest expense was $2.5 million for the nine months ended January 31, 2024 compared to $2.4 million for the same period in the prior year. This increase of approximately $0.2 million can primarily be attributed to interest expense associated with the revolving credit facility we entered into during March 2023.

Other Income (Expense), net

OI&E was expense of $1.8 million for the nine months ended January 31, 2024 compared to income of $0.6 million for the same period in the prior year, a decrease of $2.4 million. This decrease in year-over-year OI&E can primarily be attributed to a $2.4 million unrealized loss from an investment in an equity security.

Income Tax Expense (Benefit)

Income tax benefit was $4.0 million for the nine months ended January 31, 2024 compared to income tax expense of $0.4 million for the same period in the prior year. This decrease of approximately $4.5 million in our provision for income taxes can primarily be attributed to our pre-tax net loss for the current year period. Our effective tax rate for the current year period was approximately 18.7% and was computed based on the U.S. federal statutory rate of 21% adjusted primarily for the tax impact of stock-based compensation, non-deductible officers’ compensation, and transportation fringe benefits.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash and cash equivalents on hand. As of January 31, 2024, we had cash and cash equivalents of $30.7 million. Further, as of January 31, 2024, there was $143.8 million aggregate principal outstanding on our 2026 Notes, which due to an Event of Default (as further described in Note 10 of the notes to unaudited condensed consolidated financial statements), are classified as a current liability on the unaudited condensed consolidated balance sheets at January 31, 2024 and April 30, 2023.

On February 29, 2024, a holder of at least 25% of the 2026 Notes declared 100% of the principal amount of, and accrued and unpaid interest on, the 2026 Notes to be due and payable immediately (as further described in Note 10 of the notes to unaudited condensed consolidated financial statements).

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

Cash Flows

The following table compares our cash flow activities for the nine months ended January 31, 2024 and 2023 (in thousands):

	Nine Months Ended January 31,
	2024	2023	$ Change
Net cash provided by (used in) operating activities	$9,695	$(15,867)	$25,562
Net cash used in investing activities	$(26,112)	$(52,580)	$26,468
Net cash provided by financing activities	$8,233	$2,197	$6,036

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the nine months ended January 31, 2024 was a result of a net loss of $17.6 million, offset by non-cash adjustments to net loss of approximately $12.4 million primarily related to depreciation and amortization expense, stock-based compensation, amortization of debt issuance costs, and deferred income taxes, and an increase in working capital as a result of a net change in operating assets and liabilities of approximately $15.0 million.

Net cash used in operating activities for the nine months ended January 31, 2023 was a result of net income of $0.6 million combined with non-cash adjustments to net income of approximately $13.9 million primarily related to stock-based compensation, depreciation and amortization expense, amortization of debt issuance costs and deferred income taxes, offset by a reduction in working capital as a result of a net change in operating assets and liabilities of approximately $30.3 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended January 31, 2024 and 2023 consisted of $26.1 million and $52.6 million, respectively, used to acquire property and equipment primarily related to the expansion of our facilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended January 31, 2024 consisted of $7.4 million in proceeds from an equipment finance lease and $1.4 million in net proceeds from the issuance of common stock under our equity compensation plans, offset by $0.6 million in principal payments on finance leases.

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

Leases

We lease certain office, manufacturing, laboratory, and warehouse space located in Orange County, California under operating lease agreements. Our leased facilities have original lease terms ranging from 7 to 12 years, contain multi-year renewal options, and scheduled rent increases of 3% on either an annual or biennial basis. We also lease certain manufacturing equipment under finance lease agreements that have terms ranging from 5 to 7 years. As of January 31, 2024, we had outstanding lease payment obligations of approximately $84.7 million, of which $1.5 million is payable in the remainder of fiscal 2024, $6.0 million is payable in fiscal 2025, $6.1 million is payable in fiscal 2026, $6.0 million is payable in fiscal 2027, $5.4 million is payable in fiscal 2028, and $59.7 million is payable thereafter.

Capital Expenditures

Our fiscal year 2024 capital expenditures primarily relate to the expansion of our facilities. During the nine months ended January 31, 2024, our capital expenditures were $26.1 million, and $6.1 million were incurred and accrued as of January 31, 2024, for a total of $32.2 million. We currently anticipate that our total capital expenditures for fiscal year 2024 will remain at approximately $32 million.

Revolving Credit Facility

In March 2023, we entered into a credit agreement with Bank of America, N.A., as administrative agent and letter of credit issuer, which was subsequently amended on October 27, 2023 and March 12, 2024 (as amended, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) in an amount equal to the lesser of (i) $50 million and (ii) a borrowing base calculated as the sum of (a) 80% of the value of certain of our eligible accounts receivable, plus (b) up to 100% of the value of eligible cash collateral. The Revolving Credit Facility will mature on October 25, 2024, and is secured by substantially all of our assets. As of January 31, 2024, there were no outstanding loans under the Revolving Credit Facility.

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

The Credit Agreement includes certain customary affirmative and negative covenants, including limitations on mergers, consolidations and sales of assets, limitations on liens, limitations on certain restricted payments and investments, limitations on transactions with affiliates and limitations on incurring additional indebtedness. In addition, the Credit Agreement requires maintenance of a minimum consolidated EBITDA, as defined in the Credit Agreement, of $15 million for the most recently completed four fiscal quarters as measured at the end of each fiscal quarter. As of January 31, 2024, we were in compliance with the Credit Agreement’s financial covenant.

The Credit Agreement also provides for certain customary events of defaults, including, among others, failure to make payments, breach of representations and warranties, and default of covenants. For additional information regarding our Credit Agreement, see Note 3 of the notes to unaudited condensed consolidated financial statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We review our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. During the nine months ended January 31, 2024, there were no significant changes in our critical accounting policies as previously disclosed by us in Part II, Item 7 of the Amended Form 10-K.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements applicable to us, please refer to Note 2, Summary of Significant Accounting Policies, in the accompanying notes to our unaudited condensed consolidated financial statements.

Backlog

Our backlog represents, as of a point in time, expected future revenue from contracted work not yet completed. As of January 31, 2024, our backlog was approximately $206 million, as compared to approximately $191 million as of April 30, 2023. While we anticipate a significant amount of our backlog will be recognized as revenue over the next five fiscal quarters, our backlog is subject to a number of risks and uncertainties, including but not limited to: (i) the risk that a customer timely cancels its commitments prior to our initiation of services, in which case we may be required to refund some or all of the amounts paid to us in advance under those canceled commitments; (ii) the risk that a customer may experience delays in its program(s) or otherwise, which could result in the postponement of anticipated services; (iii) the risk that we may not successfully execute on all customer projects; and (iv) the risk that commencement of customer projects may be postponed due to supply chain delays, any of which could have a negative impact on our liquidity, reported backlog and future revenues and profitability.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended January 31, 2024, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosures About Market Risk” section of the Amended Form 10-K.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2024, the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 31, 2024, as a result of the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a material weakness in our internal control over financial reporting related to the lack of an effectively designed control activity in accounting for debt and related interest. Specifically, our debt internal controls did not include the periodic review of covenants, acceleration clauses, events of default, and other pertinent information in our debt agreements as of January 31, 2024.

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

Changes in Internal Control over Financial Reporting

Except for the material weakness described above, there were no significant changes in our internal control over financial reporting, during the quarter ended January 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, results of operations and cash flows. For a detailed discussion of the risks that affect our business, please refer to Part I, Item 1A, “Risk Factors” in the Amended Form 10-K, as filed with the SEC on April 24, 2024. There have been no material changes to the risk factors as previously disclosed in the Amended Form 10-K, as filed with the SEC on April 24, 2024.

Item 5.	Other Information

During the three months ended January 31, 2024, none of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6.	Exhibits

(a)	Exhibits:

10.1	First Amendment to Avid Bioservices, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2023).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).*

*	Filed herewith.

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

