Form 10-K
period 2024-04-30
Avid Bioservices, Inc.
filed 2024-07-02
CIK 704562

Tale of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 001-32839

________________________

AVID BIOSERVICES, INC.

(Exact name of Registrant as specified in its charter)

________________________

Delaware	95-3698422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14191 Myford Road Tustin, California	92780
(Address of principal executive offices)	(Zip Code)
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

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of October 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $385.8 million, calculated based on the closing price of the registrant’s common stock as reported by The Nasdaq Capital Market.

63,581,054 shares of registrant’s common stock were outstanding as of June 24, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates certain information by reference from the registrant’s definitive proxy statement for the 2024 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year ended April 30, 2024.

AVID BIOSERVICES, INC.

Form 10-K

For the Fiscal Year Ended April 30, 2024

i

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found under the heading “Risk Factors” in Part I of this Annual Report on Form 10-K and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission (“SEC”) before making investment decisions regarding our common stock.

Risks Related to Our Business

•	A significant portion of our revenues comes from a limited number of customers.

•	We generally do not have long-term customer contracts and our backlog cannot be relied upon as a future indicator of revenues.

•	We are making a significant investment by expanding our CDMO service offering into the development and manufacture of viral vectors which will subject us to a number of risks and uncertainties that could adversely affect our operations and financial results.

•	We have made a significant capital investment in our facilities in order to meet potential future biologics development and manufacturing needs and, as a result, we depend on the success of attracting new and retaining existing customers’ business.

•	We rely on third parties to supply most of the necessary raw materials and supplies for the products we manufacture on behalf of our customers and our inability to obtain such raw materials or supplies may adversely impact our business, financial condition, and results of operations.

•	All of our manufacturing facilities are situated in Orange County, California, which increases our exposure to significant disruption to our business as a result of unforeseeable developments in a single geographic area.

•	Our manufacturing services are highly complex, and if we are unable to provide quality and timely services to our customers, our business could suffer.

•	If we do not enhance our existing, or introduce new, service offerings in a timely manner, our offerings may become obsolete or noncompetitive over time, customers may not buy our offerings and our revenues and profitability may decline.

•	Any claims beyond our insurance coverage limits, or that are otherwise not covered by our insurance, may result in substantial costs and a reduction in our available capital resources.

•	Third parties may claim that our services or our customers’ products infringe on or misappropriate their intellectual property rights.

•	We may be subject to various litigation claims and legal proceedings.

•	We and the third parties with whom we work are subject to stringent and evolving laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims); fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

•	Our information technology systems, or those of the third parties with whom we work, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss or revenue or profits; and other adverse consequences that which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

ii

Risks Related to Our Customers

•	The consumers of the products we manufacture for our customers may significantly influence our business, financial condition, and results of operations.

•	Our customers’ failure to receive or maintain regulatory approval for their product candidates could negatively impact our revenues and profitability.

•	We depend on spending and demand from our customers for our contract manufacturing and development services and any reduction in spending or demand, whether due to a deterioration in macroeconomic conditions or unfavorable research and development results, could have a material adverse effect on our revenues and profitability.

Risks Related to the Industry in Which We Operate

•	Failure to comply with existing and future regulatory requirements could adversely affect our business, financial condition, and results of operations.

•	We operate in a highly competitive market and competition may adversely affect our business.

Risks Related to the Ownership of Our Common Stock

•	We have identified a material weakness in our internal control over financial reporting, which if not remediated, could adversely affect our business.

•	Our issuance of additional capital stock pursuant to our stock incentive plan, or in connection with financings, acquisitions, or otherwise will dilute the interests of other security holders and may depress the price of our common stock.

•	The price of our common stock has been and may continue to be highly volatile and may adversely affect the liquidity of our common stock.

Risks Related to Our Outstanding 2029 Notes

•	We may not have sufficient cash flow from our business to make payments on our significant debt when due, and we may incur additional indebtedness in the future.

•	The conditional conversion feature of our 2029 Notes, if triggered, may adversely affect our financial condition and operating results.

•	Our failure to comply with the covenants under our Indenture applicable to the 2029 Notes could trigger an event of default under the Indenture and result in the 2029 Notes being declared immediately due and payable.

iii

Cautionary Note Regarding Forward-Looking Statements

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

iv

PART I

Item 1.	Business

Overview

We are a dedicated contract development and manufacturing organization (“CDMO”) that provides a comprehensive range of services from process development to Current Good Manufacturing Practices (“CGMP”) clinical and commercial manufacturing of biologics for the biotechnology and biopharmaceutical industries. With over 30 years of experience producing biologics, our services include clinical and commercial drug substance manufacturing, bulk packaging, release and stability testing and regulatory submissions support. We also provide a variety of process development services, including cell line development, upstream and downstream development and optimization, analytical method development, testing and characterization. Over our 22 years of regulatory inspection history, we have completed 10 pre-approval inspections with each of our last five U.S. Food and Drug Administration (“FDA”) inspections resulting in zero Form 483 observations. We have produced more than 500 CGMP batches of product, of which more than 220 have been commercial batches. Commercial biologics produced by us are distributed to over 90 countries world-wide and we are routinely inspected by global regulatory authorities and large pharmaceutical companies alike, as part of their on-going quality assurance audit programs.

Business Strategy

We continue to execute on a growth strategy that seeks to align with the growth of the biopharmaceutical drug substance contract services market. That strategy has and continues to encompass the following objectives:

•	Invest in additional capacity, capabilities and resources required for us to achieve our long-term growth strategy and meet the growth-demand of our customers’ programs, moving from development through to commercial manufacturing;

•	Broaden our market awareness through a diversified yet flexible marketing strategy;

•	Expand our customer base and programs with existing customers for both process development and manufacturing service offerings;

•	Explore and invest in strategic opportunities both within our core business as well as in adjacent and/or synergistic service offerings in order to enhance and/or broaden our capabilities; and

•	Increase our operating profit margin to best-in-class within our industry.

Our Competitive Strengths

We believe that we are well positioned to address the market for outsourced development and manufacturing of biopharmaceuticals derived from mammalian cell culture, due to the following factors:

•	Expertise in Mammalian Cell Culture Manufacturing: We believe that continued consolidation in the CDMO industry has resulted in a limited number of qualified, agile and independent CDMOs with mammalian cell culture-based biologics development and manufacturing capabilities. The mammalian cell culture production method is highly suitable for manufacturing complex molecules (examples include monoclonal antibodies, next-generation antibodies and recombinant proteins), and we believe the benefits of the mammalian cell culture production method have played a significant role in accelerating the proliferation of biologics therapies. We believe we are well positioned in the industry, given our available capacity and expertise in mammalian cell culture for biologics manufacturing.

•	Broad Spectrum of Services to Support Customers from Early-Stage Development to Commercial: We provide fully integrated and customized biomanufacturing services that support our customers from the early preclinical stage to commercial launch and supply. We believe pharmaceutical companies generally prefer to engage with CDMOs that are able to work with a product throughout its lifecycle and have long-standing track records of regulatory compliance and quality control. Our Process Development, CGMP Drug Substance Biomanufacturing, Project Management, Quality Systems and Quality Control are all supported by modern facilities designed to meet customer needs from early-stage development to commercial supply. We differentiate our capabilities through several key criteria: (i) we employ a customer-centric approach and collaborate with our customers to tailor customized development and manufacturing services; (ii) our agile manufacturing and development capabilities allow for rapid responses to shifting production requirements, leading to strong customer satisfaction and retention; and (iii) our single-use bioreactors contribute to enhanced manufacturing efficiency for our customers and reduce our capital spending needs.

•	Strong Regulatory Track Record: Historically, developing the expertise to comply with stringent regulatory audits and validation requirements has been a challenge for both pharmaceutical companies and CDMOs, and has been seen as a significant barrier to entry for many CDMOs, as facilities can take years to construct and properly validate. We believe pharmaceutical companies place a premium on working with CDMOs that can ensure a high degree of regulatory compliance, which decreases execution risk. We have a strong regulatory track record, consisting of a 22-year inspection history. Since 2005 we have successfully completed ten pre-approval inspections, including five FDA inspections since 2013, none of which resulted in any Form 483 observations by the FDA. Further, we routinely successfully comply with audits by large pharmaceutical companies.

•	Modern and Optimized Infrastructure: With the expansion of our Myford facility in late fiscal 2023 and the recent launch of our cell and gene therapy development and CGMP manufacturing facility, as further discussed below, we continue to position our business to capitalize on increasing demand in the biologics manufacturing industry for modular cleanroom space, onsite analytical and process development laboratories and single-use bioreactors. These developments have driven demand among pharmaceutical companies for facilities that can develop and produce pilot scale batches (up to 200 liters) in process development using a process train that matches the single-use bioreactors in CGMP production. With single-use bioreactors ranging from 200 to 2,000 liters, our CGMP Myford facility offering more than 20,000 liters of total capacity is designed to provide our customers with the desired efficiency, flexibility and capacity. Furthermore, these facilities are designed to optimize both operational and quality performance by employing features that reduce the number of material movements, incorporate standardization (without impacting flexibility) as well as redundancy to maintain operations and avoid interruptions. Following significant investment over recent years we are able to offer decades of experience delivered through assets which are in most cases less than five years old.

•	Significant Manufacturing Experience with a Proven Track Record: We have over 30 years of experience producing monoclonal antibodies and recombinant proteins, over 20 years of CGMP commercial manufacturing experience and over 16 years of experience with single-use bioreactor technology resulting in the manufacture of more than 500 batches of which almost half have been commercial. We believe this experience, combined with our management team’s and board of directors’ deep experience in the CDMO and pharmaceutical industry, positions us to take advantage of positive long-term industry trends.

Our Growth Strategy

We believe we have a significant opportunity to continue to drive organic growth by leveraging our strengths, broadening our capabilities, increasing our capacity and improving our market visibility through the following strategies:

•	Diversify Customer Base: We continue to diversify and expand our customer base through a developed marketing and sales strategy designed to further diversify our customer base and drive new customer acquisitions, while also continuing to leverage our existing relationships to support new programs with our existing customers.

•	Expand Service Offerings: We have invested in strategic opportunities to expand our service offerings. During fiscal 2022, we expanded our CDMO service offering into viral vector development and manufacturing services for the rapidly growing cell and gene therapy (“CGT”) market.

•	Expand Process Development Capabilities: We have expanded our process development capabilities in order to make our operations more attractive to emerging, mid-sized and large pharmaceutical companies. For example, during calendar year 2019 we expanded our total available process development and laboratory space, upgrading the infrastructure and equipment within our existing process development laboratories, and implementing new state-of-the-art technologies and equipment (including benchtop bioreactors and pilot scale manufacturing up to 200 liters) designed to facilitate efficient, high-throughput development of innovative upstream and downstream manufacturing processes that transfer directly into our CGMP manufacturing facility. In the fourth quarter of fiscal 2023, we further expanded the process development capacity of our mammalian cell culture services by adding new suites within our existing process development laboratory space that have the potential to increase our revenue generating capacity by approximately $25 million. We will continue to explore the addition of capabilities and services that bring value to our customers, enhancing their processing design, speeding their time to market and supporting these activities with state-of-the-art analytics.

•	Expand Manufacturing Footprint and Enhance Efficiencies: During fiscal 2021, we initiated a two-phased expansion of our Myford facility. The first phase, which expanded the production capacity of our Myford facility by adding an additional downstream processing suite, was completed in January 2022. The second phase, which was completed in March 2023, further expanded our capacity with the addition of a second manufacturing train, including both upstream and downstream processing suites. During fiscal 2022, we initiated the construction of a world-class CGT development and CGMP manufacturing facility in Orange County, California (the “CGT Facility”). In June 2022, we completed the first phase of our two-phase construction plan with the opening of our new analytical and process development laboratories. The second phase of construction was the build-out of CGMP manufacturing suites, which was completed in January 2024. With the completion of the above expansions, we estimate our total annual revenue generating capacity is now more than $400 million, depending on the mix of projects.

•	Increase Operating Margins: We believe we have the opportunity to drive operating margin expansion by utilizing our available capacity, and implementing continuous process efficiencies. We believe increased facility capacity utilization resulting from the growth strategies described herein will improve operating margins.

•	Reinvest in Equipment and Facilities: We believe that re-investing in our laboratory and manufacturing equipment and facilities is strategically important to meet future customer demand. For example, as discussed above, we completed two mammalian cell capacity expansion projects during fiscal 2023 and our CGT Facility in January 2024, which we believe will allow us to meet the demands of our growing backlog of customer projects.

•	Explore & Invest in Strategic Opportunities: We continue to evaluate potential synergistic strategic opportunities, that we believe would add:

○	Capabilities/services to our existing biologics development and manufacturing offerings that enhance our ability to provide our customers with more tailored and better solutions; and/or
○	Adjacent capabilities/services to service other segments of the biologic’s development and manufacturing segment of the market, that we feel would value our experience, in particular our technical, commercial and regulatory experience, all combined with a high touch, flexible and customer-centric level of service.

Our Facilities

Mammalian Cell Facilities

Our 112,000 square foot Myford facility, located in Orange County, California, utilizes single-use equipment up to the 2,000-liter manufacturing scale to accommodate a fully disposable biomanufacturing process for products from clinical development to commercial supply. In April 2023, we announced the completion of our newly expanded manufacturing capacity within the Myford facility which included the addition of both upstream and downstream CGMP manufacturing suites. Our Myford facility includes single-use bioreactors (200-liter to 2,000-liter), four downstream processing suites, quality control labs for environmental and analytical testing, and cell bank cryofreezers, warehousing and material storage (including walk-in cold rooms), offering more than 20,000 liters of total capacity.

Our 25,000 square foot state-of-the art upstream, downstream and pilot-scale development space is located on the same campus as our Myford facility. During the fourth quarter of fiscal 2023, we further expanded the process development capacity of our mammalian cell culture services by adding new suites within our existing process development laboratory space, which has doubled our total process development capacity.

Cell and Gene Therapy Facility

Our 52,000 square foot CGT Facility was constructed to utilize single-use equipment up to the 3,000-liter manufacturing scale to accommodate a fully disposable biomanufacturing process for products from clinical development to commercial supply. In January 2024, we announced the completion and launch of this facility, representing the final milestone of a three-year expansion program.

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

Regulatory Matters

We have a strong and proven regulatory track record, including 22 years of inspection history. To date, we have been audited and qualified by large and small domestic and foreign biotechnology companies interested in the production of biologic material for clinical and commercial use. Additionally, we have been audited by several regulatory agencies, including the FDA, the European Medicines Agency (“EMA”), the Brazilian Health Surveillance Agency (“ANVISA”), Japan’s Pharmaceuticals and Medical Devices Agency (“PMDA”), the Canadian Health Authority (“Health Canada”), the California Department of Health and the Australian Department of Health.

We are required to comply with the regulatory requirements of various local, state, national and international regulatory bodies having jurisdiction in the countries or localities where we manufacture products or where our customers’ products are distributed. In particular, we are subject to laws and regulations concerning research and development, testing, manufacturing processes, equipment and facilities, including compliance with CGMPs, labeling and distribution, import and export, and product registration and listing. As a result, our facilities are subject to regulation by the FDA, as well as regulatory bodies of other jurisdictions where our customers have marketing approval for their products including, but not limited to, the EMA, ANVISA, PMDA, Health Canada, and the Australian Department of Health. We are also required to comply with environmental, health and safety laws and regulations, as discussed in “Environmental and Safety Matters” below. These regulatory requirements impact many aspects of our operations, including manufacturing, developing, labeling, packaging, storage, distribution, import and export and record keeping related to customers’ products. Noncompliance with any applicable regulatory requirements can result in government refusal to approve facilities for manufacturing products or products for commercialization.

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

In addition, various aspects of our business may be subject to other U.S. healthcare laws, including U.S. federal Anti-Kickback Statute, the civil False Claims Act, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), HIPAA, as amended by Health Information Technology for Economic and Clinical Health Act of 2009, and similar state and local laws and regulations. Penalties for violating these laws can be significant.

Environmental and Safety Matters

Certain products manufactured by us involve the use, storage and/or transportation of toxic and hazardous materials. Our operations are subject to extensive laws and regulations relating to the storage, handling, emission, transportation and discharge of materials into the environment and the maintenance of safe working conditions. We maintain environmental and industrial safety and health compliance programs and training at our facilities.

Prevailing legislation tends to hold companies primarily responsible for the proper disposal of their waste even after transfer to third-party waste disposal facilities. Other future developments, such as increasingly strict environmental, health and safety laws and regulations, and enforcement policies, could result in substantial costs and liabilities to us and could subject the handling, manufacture, use, reuse or disposal of substances or pollutants at our facilities to more rigorous scrutiny than at present.

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

Segment Information

Our business is organized into one reportable operating segment, our contract manufacturing and development services segment. In addition, we had no foreign-based operations and no long-lived assets located in foreign countries as of and for the fiscal years ended April 30, 2024, 2023 and 2022.

Customers

Revenues have historically been derived from a small customer base. Although we continue to expand our customer base, we remain dependent on a limited number of customers for a substantial majority of our revenues. For the fiscal years ended April 30, 2024, 2023 and 2022, we derived approximately 55%, 65% and 60% of our revenues from our top three customers, respectively. The loss of, or a significant reduction of business from, any of our primary customers could have a material adverse effect on our business, financial condition and results of operations. Refer to Note 2, Summary of Significant Accounting Policies, of the notes to consolidated financial statements for additional financial information regarding our customer concentration.

Seasonality

Our business is not subject to seasonality. However, the timing of customer orders and the scale, scope, mix, and duration of our fulfillment of such customer orders can result in variability in our periodic revenues.

Backlog

Our backlog represents, as of a point in time, expected future revenue from contracted work not yet completed. As of April 30, 2024, our backlog was approximately $193 million, a slight increase as compared to approximately $191 million as of April 30, 2023. While we anticipate a significant amount of our backlog will be recognized as revenue over the next five fiscal quarters, our backlog is subject to a number of risks and uncertainties, including but not limited to: (i) the risk that a customer timely cancels its commitments prior to our initiation of services, in which case we may be required to refund some or all of the amounts paid to us in advance under those canceled commitments; (ii) the risk that a customer may experience delays in its program(s) or otherwise, which could result in the postponement of anticipated services; (iii) the risk that we may not successfully execute on all customer projects; and (iv) the risk that commencement of customer projects may be postponed due to supply chain delays, any of which could have a negative impact on our liquidity, reported backlog and future revenues and profitability.

Competition

Our competition in the CDMO market includes a number of full-service contract manufacturers and large pharmaceutical companies that have the ability to insource manufacturing. Also, some pharmaceutical companies have been seeking to divest all or portions of their manufacturing capacity, and any such divested assets may be acquired by our competitors. Some of our significantly larger global competitors have substantially greater financial, marketing, technical and other resources than we do. Moreover, additional competition may emerge and may, among other things, create downward pricing pressure, which could negatively impact our financial condition and results of operations.

Human Capital

As of April 30, 2024, we had 371 employees. All of our employees are based in Orange County, California, with the exception of a small number of employees primarily within our sales, marketing and supply chain functions who are located in various other states. None of our employees are represented by labor unions or are covered by a collective bargaining agreement with respect to their employment. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

We consider talent acquisition, development, engagement and retention a key driver to our business success and are committed to developing a comprehensive, cohesive and positive company culture focused on quality and a commitment to the safety and health of our employees, customers and the general public. We accomplish these initiatives through the following:

Talent Acquisition and Retention

We are dedicated to attracting and retaining exceptional talent, recognizing their vital contribution to our success. In a highly competitive employment market, particularly for science, technology, engineering and math (“STEM”) skills, our talent acquisition team employs a comprehensive approach. We embrace alternative degree paths, establish collaborative relationships with organizations, schools, and universities, and an internship program to build a pipeline of early-career talent.

Compensation and Benefits

We have a compensation and benefits program which we believe allows us to compete for top talent in the Southern California market. Our total rewards philosophy has been to create investment in our workforce by offering competitive compensation and benefits package. We provide all full-time employees with compensation packages that include base salary, annual discretionary incentive bonuses, and long-term equity awards. We also offer comprehensive employee benefits, including life, disability, and health insurance (including medical, dental and vision), dependent care and flexible spending accounts, paid time off, leaves (including medical, maternity and paternity leaves), Employee Stock Purchase Program, a 401(k) plan with a company match and educational assistance. It is our expressed intent to be an employer of choice in our industry by providing a market-competitive compensation and benefits package.

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

Training and Development

We believe in encouraging employees in becoming lifelong learners by providing ongoing learning and leadership training opportunities. As part of onboarding of new employees, we provide comprehensive training regarding CGMP, environmental, health and safety practices, as well as job function specific training. Many of these training programs are repeated annually and are supplemented by other periodic training programs to maintain and improve employee awareness of safety and other issues. Several times per year we provide supervisory training to newly promoted, or soon to be promoted employees, as well as sponsor more senior employees’ participation in external leadership programs. We listen to the needs of our employees and employ appropriate training methods ranging from in-house, partnering with outside vendors, attending conferences and networking events. Additionally, we received training funds through a State of California program supporting the biotechnology industry through the development of future biotech workers. This program provides us with additional funds to help supplement our training programs.

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

Corporate Responsibility and Environmental, Social and Governance (“ESG”)

In fiscal 2024, we reinforced our dedication to corporate ESG, responsibility and sustainability by expanding our engagement with EcoVadis as a rated customer. EcoVadis is a globally recognized platform for business sustainability ratings. Avid recently earned a score of 56 from EcoVadis, placing the company in the 62nd percentile globally. The EcoVadis assessment evaluates 21 sustainability criteria across four core themes: Environment, Labor & Human Rights, Ethics and Sustainable Procurement. More than 125,000 companies globally have been rated by EcoVadis.

Additionally, we appointed a dedicated program owner for our corporate ESG and sustainability initiatives. Our ESG steering committee has been revitalized with new members from the People team, Operations, Supply Chain, Engineering, Environmental Health and Safety, and the executive team. Throughout the year, we developed and launched our corporate ESG website, which is now publicly accessible. The ESG working team made significant progress on various programs and initiatives including the following corporate policies:

•	Supplier Code of Conduct
•	Modern Slavery
•	Diversity, Equity, Inclusion, and Belonging
•	Environmental, Health, Safety and Sustainability

In fiscal 2024, Avid Bioservices made a commitment to align with the Science-Based Targets initiative (“SBTi”) methodology and standards. SBTi provides companies with a clearly-defined path to reduce emissions in line with the Paris Agreement goals. We have begun and plan to continue with the SBTi target setting process and disclosure.

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

Our revenues have historically been derived from a limited number of customers. Although we continue to expand our customer base, we remain dependent on a limited number of customers for a substantial majority of our revenues. For example, for the fiscal years ended April 30, 2024, 2023 and 2022, we derived approximately 55%, 65% and 60% of our revenues from our top three customers, respectively. The loss of, or a significant reduction of business from, any of our primary customers could have a material adverse effect on our business, financial condition, and results of operations.

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

We have made a significant capital investment in our facilities in order to meet potential future biologics development and manufacturing needs and, as a result, we depend on the success of attracting new and retaining existing customers’ business.

We recently completed several expansions to our facilities, which significantly expanded our production capacity and capabilities. These expansions represent a substantial investment in our development and manufacturing capabilities, and have resulted in a significant increase in our fixed costs. If we are not able to utilize the additional capacity and capabilities from these expansions, our margins could be adversely affected. Further, our future revenues may not be sufficient to ensure the economical operation of this expanded capacity and capabilities, in which case, our results of operations could be adversely affected.

Our rapid growth during the past several fiscal years may not be indicative of our future growth, and if we continue to grow rapidly, we may fail to manage our growth effectively.

While fiscal 2024 revenues were down from the prior fiscal year, since the fiscal year ended April 30, 2020 our revenues have grown approximately 134%. We believe our ability to continue to experience revenue growth will depend on a number of factors, including our ability to:

•	continue to expand our customer base, including for our recently completed CGT Facility, and identify and focus on additional development and manufacturing opportunities with existing customers;
•	effectively compete with our competitors in the contract development and manufacturing sector;
•	continue to broaden our market awareness through a diversified, yet flexible, marketing strategy; and
•	selectively pursue complementary or adjacent service offerings, either organically or through acquisition.

Moreover, we continue to expand our headcount and operations. Since fiscal 2020 our headcount has grown by 144 employees, or approximately 63%. We anticipate that we will continue to expand our operations and headcount in the near term and beyond. This potential future growth could place a significant strain on our management, administrative, operational and financial resources, company culture and infrastructure. Our success will depend in part on our ability to manage this growth effectively while retaining personnel. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in adding new customers, maintaining our strong quality systems, declines in quality or customer satisfaction, increases in costs, system failures, difficulties in introducing new features or solutions, the need for more capital than we anticipate or other operational difficulties, and any of these difficulties could harm our business performance and results of operations.

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

Third parties may claim that our services or our customers’ products infringe on or misappropriate their intellectual property rights.

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

Our ability to use net operating loss, or NOL, carryforwards and certain other tax attributes to offset future taxable income or taxes may be limited.

As of April 30, 2024, we had federal and state NOL carryforwards of approximately $454.6 million and $281.1 million, respectively. The federal NOL carryforwards generated prior to January 1, 2018 expire in various fiscal years through 2038, unless previously utilized. The federal NOL carryforwards generated after January 1, 2018 of $95.6 million can be carried forward indefinitely under current law, but can only be utilized to offset up to 80% of future taxable income. In addition, utilization of NOL carryforwards may be subject to a substantial annual limitation pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions due to “ownership changes” that have occurred previously or that could occur in the future. In general, an “ownership change,” as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. A Section 382 analysis has been completed through the fiscal year ended April 30, 2024, that concluded no such ownership change had occurred. However, if there were any ownership changes occurring subsequent to April 30, 2024 that could impact the utilization of our NOL carryforwards and other tax attributes. Additionally, states may impose other limitations on the use of state NOL carryforwards. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization. If we were not able to utilize our NOL carryforwards, we would be required to use our cash resources to pay taxes that would otherwise have been offset, thereby reducing our liquidity.

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

Our operating results may be harmed if we are required to collect sales, services or other related taxes for our products and services in jurisdictions where we have not historically done so.

We do not believe that we are required to collect sales, use, services or other similar taxes from our customers in certain jurisdictions. However, one or more states may seek to impose sales, use, services, or other tax collection obligations on us, including for past sales. A successful assertion by one or more jurisdictions that we should collect sales or other taxes on the sale of our products and services could result in substantial tax liabilities for past sales and decrease our ability to compete for future sales. Each state has different rules and regulations governing sales and use taxes and these rules and regulations are subject to varying interpretations that may change over time.

Providers of goods or services are typically held responsible by taxing authorities for the collection and payment of any applicable sales and similar taxes. If one or more taxing authorities determines that taxes should have, but have not, been paid with respect to our products and services, we may be liable for past taxes in addition to being required to collect sales or similar taxes in respect of our products and services going forward. Liability for past taxes may also include substantial interest and penalty charges. Our customer contracts generally provide that our customers must pay all applicable sales and similar taxes. Nevertheless, customers may be reluctant to pay back taxes and may refuse responsibility for interest or penalties associated with those taxes or we may determine that it would not be feasible to seek reimbursement. If we are required to collect and pay back taxes and the associated interest and penalties and if our customers do not reimburse us for all or a portion of these amounts, we will have incurred unplanned expenses that may be substantial. Moreover, imposition of such taxes on our products and services going forward will effectively increase the cost of such products and services to our customers.

Many states are also pursuing legislative expansion of the scope of goods and services that are subject to sales and similar taxes as well as the circumstances in which a vendor of goods and services must collect such taxes. Following the U.S. Supreme Court decision in South Dakota v. Wayfair, Inc., states are now free to levy taxes on sales of goods and services based on an “economic nexus,” regardless of whether the seller has a physical presence in the state. Furthermore, legislative proposals have been introduced in Congress that would provide states with additional authority to impose such taxes. Accordingly, it is possible that either federal or state legislative changes may require us to collect additional sales and similar taxes from our customers in the future.

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

We and the third parties with whom we work are subject to stringent and evolving laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims); fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, business plans, transactions, and financial information (collectively, sensitive data).

Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (“CCPA”), applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments may further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely.

In addition to data privacy and security laws, we are bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish privacy policies, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data, loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

Our information technology systems, or those of the third parties with whom we work, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss or revenue or profits; and other adverse consequences that which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In the ordinary course of our business, we and the third parties with whom we work process sensitive data, and, as a result, we and the third parties with whom we work face a variety of evolving threats that could cause security incidents. We are also increasingly dependent upon sophisticated information technology systems and infrastructure in connection with the conduct of our business. We must constantly update our information technology infrastructure and our various current information technology systems may not continue to meet our current and future business needs. Furthermore, modification, upgrade or replacement of such systems may be costly. Due to the size and complexity of our information technology systems, any breakdown, interruption, corruption or unauthorized access to or cyber-attack on these systems could create system disruptions, shutdowns or unauthorized disclosure of sensitive data.

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products and services.

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, telecommunications failures, earthquakes, fires, floods, and other similar threats.

In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. We may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely on third-party service providers and technologies to operate critical business systems that process sensitive data. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

We take steps designed to detect, mitigate, and remediate vulnerabilities in our information technology systems. We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

While we have implemented security measures designed to protect our sensitive data and information technology systems and to prevent such breakdowns and unauthorized breaches and cyber-attacks, these measures may not be successful and these breakdowns and breaches in, or attacks on, our systems and data may not be prevented. Such breakdowns, breaches or attacks may cause business interruption and could have a material adverse effect on our business, financial condition, results of operations and cash flows and could cause the market value of our shares of common stock to decline. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial damage or other loss, including fines or criminal penalties because of lost or misappropriated information.

Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to implement other requirements, such as providing credit monitoring. Such disclosures and compliance with such requirements are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. Security incidents and attendant consequences may prevent or cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.

We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

Our consumers, as well as various aspects of our business, may be subject to other U.S. healthcare laws, including U.S. federal Anti-Kickback Statute, the civil False Claims Act, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), HIPAA, as amended by Health Information Technology for Economic and Clinical Health Act of 2009, and similar state and local laws and regulations. Penalties for violating these laws can be significant.

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

Our industry is highly regulated. We are required to comply with the regulatory requirements of various local, state, provincial, national and international regulatory bodies having jurisdiction in the countries or localities in which we manufacture products or in which our customers’ products are distributed. In particular, we are subject to laws and regulations concerning development, testing, manufacturing processes, equipment and facilities, including compliance with CGMPs, import and export, and product registration and listing, among other things. As a result, most of our facilities are subject to regulation by the FDA, as well as regulatory bodies of other jurisdictions where our customers have marketing approval for their products including, but not limited to, the EMA, ANVISA, PMDA, Health Canada and/or the Australian Department of Health, depending on the countries in which our customers market and sell the products we manufacture on their behalf. As we expand our operations, we may be exposed to more complex and new regulatory and administrative requirements and legal risks, any of which may require expertise in which we have little or no experience. It is possible that compliance with new regulatory requirements could impose significant compliance costs on us. Such costs could have a material adverse effect on our business, financial condition and results of operations.

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

We operate in a market that is highly competitive. Our competition in the contract manufacturing market includes full-service contract manufacturers and large pharmaceutical companies offering third-party manufacturing services to fill their excess capacity. We may also compete with the internal operations of those pharmaceutical companies that choose to source their product offerings internally. In addition, most of our competitors may have substantially greater financial, marketing, technical or other resources than we do. Moreover, additional competition may emerge, particularly in lower-cost jurisdictions such as India, which could, among other things, result in a decrease in the fees paid for our services, which may adversely affect our financial condition and results of operations.

Risks Related to the Ownership of Our Common Stock

We have identified a material weakness in our internal control over financial reporting, which if not remediated, could adversely affect our business.

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

As described elsewhere in this Annual Report, in March 2024 we identified a material weakness in our internal control over financial reporting. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of April 30, 2024. For additional detail and a discussion of management’s consideration of the material weakness identified, see Part II, Item 9A, “Controls and Procedures” included in this Annual Report.

Management, under the oversight of the audit committee of our board of directors, has implemented controls that are intended to remediate the material weakness. These controls include the initial and periodic review of covenants, acceleration clauses, events of default, and other pertinent information in our debt agreements to enable management to assess whether any of these provisions impact our financial reporting.

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

We can give no assurance that the measures we have implemented will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

The price of our common stock has been and may continue to be highly volatile and may adversely affect the liquidity of our common stock.

The market price of our common stock has generally been highly volatile and may continue to be highly volatile.

The market price of our common stock may be significantly impacted by many factors including the following:

•	the loss of a significant customer;
•	significant changes in our financial results or that of our competitors, including our ability to continue as a going concern;
•	the ability to meet our revenue guidance;
•	the offering and sale of shares of our common stock or securities convertible into or exercisable for common stock;
•	the incurrence of indebtedness and our ability to service our debt obligations;
•	significant changes in our capital structure;
•	published reports by securities analysts;
•	actual or purported short trading activity;
•	announcements of partnering transactions, joint ventures, strategic alliances, and any other transaction that involves the development, sale or use of our technologies or competitive technologies;
•	regulatory developments, including possible delays in the regulatory approval of our customers’ products which we manufacture;
•	outcomes of significant litigation, disputes and other legal or regulatory proceedings;
•	general stock trends in the biotechnology and pharmaceutical industry sectors;
•	public concerns as to the safety and effectiveness of the products we manufacture;
•	economic trends and other external factors including, but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters;
•	healthcare reimbursement reform and cost-containment measures implemented by government agencies; and
•	our ability to meet expectations related to future growth, profitability, or other market expectations.

These and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of our common stock, and may otherwise negatively affect the liquidity of our common stock.

Anti-takeover provisions in our certificate of incorporation, amended and restated bylaws, the Indenture (defined below), as well as provisions of Delaware law could prevent or delay a change in control of our company, even if such change in control would be beneficial to our stockholders.

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

Our amended and restated bylaws provide that, unless we consent in writing to an alternative forum and except for actions arising under the Exchange Act or Securities Act, the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees.

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

In March 2024, we issued the 2029 Notes (see Note 3, Debt, of the notes to consolidated financial statements) in a private offering to qualified institutional buyers pursuant to Section 4(a)(2) under the Securities Act. We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Our ability to make scheduled payments of the principal and to pay interest on or to refinance our indebtedness, including the 2029 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

In addition, we may incur substantial additional debt in the future, subject to the restrictions contained in our credit agreement with Bank of America entered into in March 2023 (see Note 3, Debt, of the notes to consolidated financial statements) and any future debt agreements, some of which may be secured debt. We are not restricted under the terms of the Indenture governing the 2029 Notes, from incurring additional debt, securing existing or future debt, recapitalizing our debt, repurchasing our stock, pledging our assets, making investments, paying dividends, guaranteeing debt or taking a number of other actions that are not limited by the terms of the Indenture governing the 2029 Notes that could have the effect of diminishing our ability to make payments on the 2029 Notes when due.

The conditional conversion feature of our 2029 Notes, if triggered, may adversely affect our financial condition and operating results.

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

Our failure to comply with the covenants under our Indenture applicable to the 2029 Notes could trigger an event of default under the Indenture and result in the 2029 Notes being declared immediately due and payable.

The Indenture applicable to the 2029 Notes includes customary covenants and sets forth certain events of default after which the 2029 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving us after which the 2029 Notes become automatically due and payable. Events of default under the Indenture include, but are not limited to, the following:

•	default in any payment of interest (not including additional interest (as defined in the Indenture)) on any 2029 Note when due and payable, and the default continues for a period of 30 days;
•	default in the payment of principal of any 2029 Note when due and payable at its stated maturity, upon any required repurchase, upon declaration of acceleration or otherwise;
•	default by us with respect to any mortgage, agreement or other instrument of ours under which there may be outstanding, or by which there may be secured or evidenced, any indebtedness for money borrowed in excess of $10.0 million (or its foreign currency equivalent) in the aggregate, (i) resulting in such indebtedness becoming or being declared due and payable or (ii) constituting a failure to pay the principal or interest of any such debt when due and payable at its stated maturity, upon required repurchase, upon declaration of acceleration or otherwise, and in the cases of clauses (i) and (ii), such acceleration shall not have been rescinded or annulled or such failure to pay or default shall not have been cured or waived, or such indebtedness is not paid or discharged, as the case may be, within 45 days of the occurrence thereof;
•	certain events of our bankruptcy, insolvency, or reorganization; and
•	default in the payment of additional interest on any 2029 Note when due and payable, and such default continues for a period of 30 days after written notice of such default from any holder of the 2029 Notes then outstanding has been received by us or the trustee.

If, following the occurrence of an event of default 100% of the principal of, and accrued and unpaid interest on, the 2029 Notes, is declared immediately due and payable we may not have sufficient funds to pay or be able to obtain additional financing to make any accelerated payments.

Item 1B.	Unresolved Staff Comments

Not applicable.

ITEM 1C.	cybersecurity

Risk Management and Strategy

We have implemented comprehensive information security processes to identify, assess, and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware, software, and critical data, including intellectual property and confidential information (“Information Systems and Data”). Our Information Technology (“IT”) team plays a key role in identifying, assessing, and managing cybersecurity threats to our Information Systems and Data, including potential system disruptions, shutdowns, or unauthorized disclosures due to cyber-attacks.

The IT team identifies and assesses cybersecurity threats and risks by monitoring and evaluating the Company’s threat environment and risk profile using various methods including, for example: analyzing reports of threats, evaluating threats reported to us, coordinating with law enforcement concerning threats, internal and external security audits, vulnerability scanning, manual and automated detection tools, and continuous network monitoring. We have implemented a range of technical, physical, and organizational controls designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, such as incident detection and response policies, vulnerability management policies, disaster recovery plans, antivirus programs, authentication protocols, encryption of certain data, data segregation, asset management, tracking, and disposal, network security measures, access controls, and change management processes. We also maintain an insurance policy covering network security liability, incident response, business interruption, cyber extortion, social engineering, and computer fraud.

Our approach to managing cybersecurity risks is integrated into our overall risk management strategy. The IT team conducts risk assessments as needed and mandates periodic cybersecurity training for all employees. Additionally, we engage third-party service providers, including legal counsel, threat intelligence experts, cybersecurity services providers, and cybersecurity consultants, to enhance our risk management efforts.

We use third-party service providers to perform a variety of functions throughout our business, such as software-as-a-service (SaaS) providers and web hosting companies. We employ a vendor management program to oversee the cybersecurity practices of our third-party service providers. This includes periodic user access reviews and evaluations of System and Organization Control (“SOC”) 1 reports from certain of our SaaS vendors, focusing on their data protection measures. Depending on the sensitivity of the data and the nature of the services provided, our vendor management process involves varying levels of risk assessment and contractual cybersecurity obligations.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “If our information technology systems, or those of the third parties with whom we work, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss or revenue or profits; and other adverse consequences that could have a material adverse effect on our business, financial condition, results of operations and cash flows.”

Governance

Our board of directors (the “Board”) oversees our cybersecurity risk management as part of its general oversight responsibilities and specifically monitors our cybersecurity risk management processes and mitigation strategies.

Our Vice President of IT, who has more than 25 years of experience in the IT industry, periodically briefs the Board and our audit committee on cybersecurity matters and is responsible for integrating cybersecurity risk considerations into our overall risk management strategy. Our Vice President of IT is also responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response and vulnerability management processes are designed to escalate significant cybersecurity incidents to senior management depending on the circumstances, including the chief executive officer and chief financial officer, who collaborate with the incident response team to mitigate and remediate such incidents. In the event of a significant cybersecurity incident the Board is also informed as part of our incident response plan.

Item 2.	Properties

Our corporate offices and CDMO facilities are all located in Orange County, California. We currently lease an aggregate of approximately 213,000 square feet of office, manufacturing, laboratory and warehouse space in four buildings under three separate operating lease agreements that expire on various dates between December 2027 and May 2032. These leases contain renewal options that could extend our lease terms to between December 2037 and May 2042.

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

Holders of Common Stock

As of June 24, 2024, there were 609 stockholders of record.

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

The following graph shows a comparison of five-year cumulative total shareholder return, for the Company, the NASDAQ U.S. Benchmark Pharmaceuticals TR Index and the NASDAQ U.S. Benchmark TR Index. The graph assumes a $100 investment at the beginning of the period, calculated on a dividend-reinvested basis, if any. The total return data for the comparative indexes were prepared by NASDAQ OMX Global Indexes.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
VALUE OF INVESTMENT OF $100 ON APRIL 30, 2019

	April 30, 2019	April 30, 2020	April 30, 2021	April 30, 2022	April 30, 2023	April 30, 2024
Avid Bioservices, Inc.	$100.00	$127.35	$446.87	$281.00	$376.83	$159.29
NASDAQ U.S. Benchmark Pharmaceuticals TR Index	$100.00	$110.63	$127.78	$154.95	$165.80	$187.52
NASDAQ U.S. Benchmark TR Index	$100.00	$99.22	$149.93	$145.04	$146.87	$180.19

Item 6.	[reserved]

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

For discussion related to changes in financial condition and our results of operations for fiscal year 2023 compared to fiscal year 2022, refer to “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2023, which was filed with the SEC on April 24, 2024.

Overview

We are a dedicated contract development and manufacturing organization (“CDMO”) that provides a comprehensive range of services from process development to Current Good Manufacturing Practices (“CGMP”) clinical and commercial manufacturing of biologics for the biotechnology and biopharmaceutical industries. With over 30 years of experience producing biologics, our services include clinical and commercial product manufacturing, bulk packaging, release and stability testing and regulatory submissions support. We also provide a variety of process development services, including upstream and downstream development and optimization, analytical methods development, cell line development, testing and characterization.

Strategic Objectives

We have a growth strategy that seeks to align with the growth of the biopharmaceutical drug substance contract services market. That strategy encompasses the following objectives:

•	Invest in additional capacity, capabilities and resources required for us to achieve our long-term growth strategy and meet the growth-demand of our customers’ programs, moving from development through to commercial manufacturing;
•	Broaden our market awareness through a diversified yet flexible marketing strategy;
•	Expand our customer base and programs with existing customers for both process development and manufacturing service offerings;
•	Explore and invest in strategic opportunities both within our core business as well as in adjacent and/or synergistic biologic service offerings in order to enhance and/or broaden our capabilities; and
•	Increase our operating profit margin to best-in-class within our industry.

Fiscal Year 2024 Highlights

The following summarizes select highlights from our fiscal year ended April 30, 2024:

•	Expanded our customer base and programs with existing customers and ended the year with a backlog of approximately $193 million;
•	Entered into industry partnership with California Institute of Regenerative Medicine (“CIRM”); and
•	Completed construction and launched our cell and gene therapy facility, representing the final milestone of a three-year expansion program.

Facility Expansion

During fiscal year 2022, we announced plans to expand our CDMO service offerings into viral vector development and manufacturing services for the rapidly growing cell and gene therapy (“CGT”) market. This expansion consisted of a two-phased approach to the construction of a world-class CGT development and CGMP manufacturing facility in Orange County, California (the “CGT Facility”). In June 2022, we completed the first phase with the opening of our new analytical and process development laboratories. In October 2023, we completed the second phase with the build out of CGMP manufacturing suites, as scheduled. In January 2024, we marked the completion of our CGT facility by hosting a grand opening of the newly completed CGMP manufacturing suites.

With the completion of the CGT Facility, we estimate that the total annual revenue generating capacity of our combined facilities is now more than $400 million, depending on the mix of projects.

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

Other Income (Expense), Net

Other income (expense), net primarily consists of interest earned on our cash and cash equivalents, net of gains (losses) from the disposal of long-lived assets, unrealized loss from an investment in equity securities, and loss on extinguishment of debt.

Income Tax Expense

We are subject to taxation in the United States and various state jurisdictions in which we conduct our business. We prepare our income tax provision based on our interpretation of the income tax accounting rules and each jurisdiction’s enacted tax laws and regulations. For additional information refer to Note 8, Income Taxes, of the notes to consolidated financial statements.

Results of Operations

The following table compares the results of our operations for the fiscal years ended April 30, 2024 and 2023 (in thousands):

	Fiscal Year Ended April 30,
	2024	2023	$ Change
Revenues	$139,911	$149,266	$(9,355)
Cost of revenues	132,593	117,786	14,807
Gross profit	7,318	31,480	(24,162)
Operating expenses:
Selling, general and administrative	25,996	27,879	(1,883)
Total operating expenses	25,996	27,879	(1,883)
Operating income (loss)	(18,678)	3,601	(22,279)
Interest expense	(4,337)	(3,013)	(1,324)
Other income (expense), net	(3,912)	1,002	(4,914)
Net income (loss) before income taxes	(26,927)	1,590	(28,517)
Income tax expense	113,826	1,331	112,495
Net income (loss)	$(140,753)	$259	$(141,012)

Fiscal Year 2024 Compared to Fiscal Year 2023

Revenues

Revenues were $139.9 million in fiscal 2024, compared to $149.3 million in fiscal 2023, a decrease of approximately $9.4 million, or 6%. The year-over-year decrease in revenues can primarily be attributed to fewer manufacturing runs, a reduction in process development services primarily from early-stage programs, and a reduction of revenue for changes in estimated variable consideration under a contract where uncertainties have been resolved. The following table compares revenues by revenue stream for fiscal 2024 and fiscal 2023 (in thousands):

	Fiscal Year Ended April 30,
	2024	2023	Change
Manufacturing revenues	$119,345	$125,416	$(6,071)
Process development revenues	20,566	23,850	(3,284)
Total revenues	$139,911	$149,266	$(9,355)

Gross Profit

Gross profit was $7.3 million (5% gross margin) in fiscal 2024 compared to $31.5 million (21% gross margin) in fiscal 2023, a decrease of approximately $24.2 million. The year-over-year decrease in gross profit was primarily driven by fewer manufacturing runs, a reduction in process development services, and an increase in costs related to expansions of both our capacity and our technical capabilities.

Fiscal 2024 gross profit was also impacted by (i) a reduction of revenue for changes in estimated variable consideration under a contract where uncertainties have been resolved, (ii) a terminated project relating to the insolvency of one of our smaller customers, and (iii) a delay in our ability to recognize revenues of a customer product pending the implementation of a process change. In addition, the prior year included a benefit to gross profit from revenue associated with a change in variable consideration under a contract where uncertainties had been resolved.

Selling, General and Administrative Expenses

SG&A expenses were $26.0 million in fiscal 2024, compared to $27.9 million in fiscal 2023, a decrease of $1.9 million, or 7%. The net decrease in SG&A expenses can be attributed to the following components:

$ in millions
Decrease in compensation and benefit related expenses	$(1.6)
Decrease in facility and related expenses	(0.5)
Decrease in consulting fees	(0.4)
Increase in legal and accounting fees	0.3
Net increase in all other SG&A expenses	0.3
Total decrease in SG&A expenses	$(1.9)

As a percentage of revenues, SG&A expenses for fiscal 2024 and fiscal 2023 were both 19%.

Operating Income (Loss)

Operating loss was $18.7 million for fiscal 2024, compared to operating income of $3.6 million for fiscal 2023. The year-over-year decrease in operating income (loss) can be attributed to the $24.2 million decrease in gross profit, partially offset by the $1.9 million decrease in SG&A expenses.

Interest Expense

Interest expense was $4.3 million in fiscal 2024, compared to $3.0 million in fiscal 2023. This $1.3 million increase can be attributed to interest expense of $1.2 million related to the 2029 Notes issued in March 2024 (as described in Note 3, Debt, of the notes to consolidated financial statements) combined with increases in interest expense associated with the revolving credit facility and finance leases of $0.2 million and $0.2 million, respectively. These were partially offset by a $0.4 million decrease in interest expense related to the 2026 Notes that were repurchased and fully paid off in March 2024 (as described in Note 3, Debt, of the notes to consolidated financial statements).

Other Income (Expense), net

Other income (expense), net (“OI&E”) was expense of $3.9 million for fiscal 2024 compared to income of $1.0 million for fiscal 2023. The $4.9 million decrease in year-over-year OI&E can primarily be attributed to a $2.8 million unrealized loss from an investment in an equity security and a $1.9 million loss on extinguishment of debt associated with the repurchase and payoff of the 2026 Notes during fiscal 2024 (as described in Note 3, Debt, of the notes to consolidated financial statements) combined with a $0.1 million increase in loss on disposal of property and equipment, and a decrease in interest income of $0.1 million.

Income Tax Expense

Income tax expense was $113.8 million for fiscal 2024 compared to $1.3 million for fiscal 2023. The increase in income tax expense can be attributed to the recording of a valuation allowance of $118.5 million during the fourth quarter of fiscal 2024 to offset our deferred tax assets (as described in Note 8, Income Taxes, of the notes to consolidated financial statements).

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

Valuation Allowance

We utilize the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Significant judgment is required by management to determine our provision for income taxes, our deferred tax assets and liabilities, and the valuation allowance to record against our net deferred tax assets, which are based on complex and evolving tax regulation. We provide a valuation allowance when it is more likely than not that our deferred tax assets will not be realized. On a periodic basis, we reassess the valuation allowance on our deferred tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. In the fourth quarter of fiscal 2024, we reassessed the valuation allowance noting the shift of negative evidence outweighing positive evidence, due to our net loss in fiscal 2024 resulting in a cumulative loss over the three-year fiscal period ended April 30, 2024. A significant contributor to this loss has been the costs associated with our strategy to expand our available capacity and add technical capabilities over this three-year period, which included an increase in incremental costs associated with increased labor, facility cost and depreciation, cumulating into a net loss in fiscal 2024.

This objective evidence also limited our ability to consider other subjective evidence such as projections for future growth. After assessing both the positive evidence and negative evidence, we determined it was more likely than not that our deferred tax assets would not be realized and therefore recorded a full valuation allowance related to federal and state deferred tax assets on April 30, 2024 (as described in Note 8, Income Taxes, of the notes to consolidated financial statements). On the basis of this evaluation, as of April 30, 2024, a valuation allowance of $118.5 million has been recorded to recognize the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in future quarters if objective positive evidence in the form of cumulative income and additional weight is given to subjective evidence such as our projections for growth.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash and cash equivalents on hand. On February 29, 2024, a holder of at least 25% of the 1.25% exchangeable senior notes due 2026 (the “2026 Notes”) declared 100% of the principal amount of, and accrued and unpaid interest on, the 2026 Notes to be due and payable immediately (as further described in Note 3, Debt, of the notes to consolidated financial statements).

On March 12, 2024, we completed a private offering (the “Offering”) of $160.0 million aggregate principal amount of 7.00% convertible senior notes due 2029 (the “2029 Notes”) to qualified institutional buyers pursuant to Section 4(a)(2) of the Securities Act. We received net proceeds from the Offering of approximately $153.5 million, after deducting placement agent’s commissions and other debt issuance related expenses of approximately $6.5 million (as further described in Note 3, Debt, of the notes to consolidated financial statements).

Subsequent to the closing of the Offering, during March 2024, we used approximately $146.1 million of the net proceeds to (i) repurchase for cash, $141.0 million aggregate principal amount of the 2026 Notes in privately negotiated transactions with certain holders of the 2026 Notes plus accrued and unpaid interest of $2.3 million, and (ii) repay in full, the remaining outstanding 2026 Notes balance by depositing the required payoff amount of $2.8 million, representing principal and accrued and unpaid interest, with the trustee under the indenture for the 2026 Notes, following which no 2026 Notes remained outstanding (as further described in Note 3, Debt, of the notes to consolidated financial statements).

As of April 30, 2024, we had cash and cash equivalents of $38.1 million. We believe that our existing cash on hand and our anticipated cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months from the date of this Annual Report.

If our existing cash and cash equivalents on hand and our anticipated cash flows from operations are not sufficient to support our operations or capital requirements, then we may, in the future, draw on our existing revolving credit facility, which has a current maturity date of October 25, 2024 and is subject to covenant compliance and availability (as described in Note 3, Debt, of the notes to consolidated financial statements) and/or obtain additional equity or debt financing to fund our future operations. We may raise these funds at the appropriate time, accessing the form of capital that we determine is most appropriate considering the markets available to us and their respective costs of capital, such as through the issuance of debt or through the public offering of our securities. These financings may not be available on acceptable terms, or at all. Our ability to raise additional capital in the equity and debt markets is dependent on several factors including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties including, but not limited to, our financial results, economic and market conditions, and global financial crises and economic downturns, which may cause extreme volatility and disruptions in capital and credit markets. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us or it may contain restrictions on the operations of our business.

Cash Flows

The following table compares our cash flow activities for the fiscal years ended April 30, 2024 and 2023 (in thousands):

	Fiscal Year Ended April 30,
	2024	2023	$ Change
Net cash provided by (used in) operating activities	$10,952	$(12,722)	$23,674
Net cash used in investing activities	$(31,805)	$(77,803)	$45,998
Net cash provided by financing activities	$20,067	$2,901	$17,166

Net Cash Provided by Operating Activities

Net cash provided by operating activities during fiscal 2024 was a result of a net loss of $140.8 million, offset by non-cash adjustments to net loss of $138.3 million and an increase in working capital as a result of a net change in operating assets and liabilities of $13.4 million. The fiscal 2024 non-cash adjustments to net loss were primarily related to deferred income taxes associated with the recording of $118.5 million valuation allowance during the fourth quarter of fiscal 2024 to offset our deferred tax assets, combined with non-cash adjustments associated with depreciation and amortization, stock-based compensation, amortization of debt issuance costs, and loss on extinguishment of debt associated with our 2026 Notes.

Net Cash Used in Investing Activities

Net cash used in investing activities during fiscal 2024 consisted of $31.8 million used to acquire property and equipment primarily related to the expansion of our facilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during fiscal 2024 consisted of $154.3 million in net proceeds from the issuance of the 2029 Notes, $7.4 million in proceeds from an equipment finance lease, $1.4 million in net proceeds from the issuance of common stock under our equity compensation plans and $1.3 million in net proceeds from the unwinding of Capped Calls, which were partially offset by $143.8 million used to repurchase and/or payoff of the 2026 Notes and $0.6 million in principal payments on finance leases.

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

We may not redeem the 2029 Notes prior to the March 1, 2029 maturity date. For additional information regarding the 2029 Notes, see Note 3, Debt, of the notes to consolidated financial statements.

Leases

We lease certain office, manufacturing, laboratory, and warehouse space located in Orange County, California under operating lease agreements. Our leased facilities have original lease terms ranging from 7 to 12 years, contain multi-year renewal options, and scheduled rent increases of 3% on either an annual or biennial basis. We also lease certain manufacturing equipment under finance lease agreements that have lease terms ranging from 5 to 7 years. As of April 30, 2024, we had outstanding lease payment obligations of approximately $83.2 million, of which $6.0 million is payable in fiscal 2025, $6.1 million is payable in fiscal 2026, $6.0 million is payable in fiscal 2027, $5.4 million is payable in fiscal 2028, $5.5 million is payable in fiscal 2029, and $54.2 million is payable thereafter.

Capital Expenditures

We currently anticipate that cash required for capital expenditures during fiscal 2025 is between $3 million and $5 million, which includes accrued and unpaid capital expenditures of approximately $2 million as of April 30, 2024.

Revolving Credit Facility

In March 2023, we entered into a credit agreement with Bank of America, N.A., as administrative agent and letter of credit issuer, which was subsequently amended on October 27, 2023 and March 12, 2024 (as amended, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) in an amount equal to the lesser of (i) $50 million, and (ii) a borrowing base calculated as the sum of (a) 80% of the value of certain of our eligible accounts receivable, plus (b) up to 100% of the value of eligible cash collateral. The Revolving Credit Facility will mature on October 25, 2024 and is secured by substantially all of our assets. As of April 30, 2024, there were no outstanding loans under the Revolving Credit Facility.

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

The Credit Agreement includes certain customary affirmative and negative covenants, including limitations on mergers, consolidations and sales of assets, limitations on liens, limitations on certain restricted payments and investments, limitations on transactions with affiliates and limitations on incurring additional indebtedness. In addition, the Credit Agreement requires maintenance of a minimum consolidated EBITDA, as defined in the Credit Agreement, of $15 million for the most recently completed four (4) fiscal quarters as measured at the end of each fiscal quarter. As of April 30, 2024, we were in compliance with the Credit Agreement’s financial covenant.

The Credit Agreement also provides for certain customary events of defaults, including, among others, failure to make payments, breach of representations and warranties, and default of covenants. For additional information regarding our Credit Agreement, see Note 3, Debt, of the notes to consolidated financial statements.

Recently Issued Accounting Pronouncements

For a discussion of recent accounting pronouncements applicable to us, see Note 2, Summary of Significant Accounting Policies, of the notes to consolidated financial statements.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

Our cash and cash equivalents are primarily invested in money market funds with two major commercial banks with the primary objective to preserve our principal balance. Our deposits held with these banks exceed the amount of government insurance limits provided on our deposits and, therefore, we are exposed to credit risk in the event of default by the major commercial banks holding our cash balances. However, these deposits may be redeemed upon demand. In addition, while changes in U.S. interest rates would affect the interest earned on our cash balances at April 30, 2024, such changes would not have a material adverse effect on our financial condition or results of operations, based on historical movements in interest rates.

Our 2029 Notes bear interest at a fixed rate of 7.00% per year and therefore would not be affected by changes in U.S. interest rates.

Loans under our Revolving Credit Facility will bear interest at either (1) a term SOFR rate for a specified interest period plus a SOFR adjustment (equal to 0.10%) plus a margin of 1.60% or (2) base rate plus a margin of 0.60% at our option. As of April 30, 2024, we had no loans outstanding under our Revolving Credit Facility.

Item 8.	Financial Statements And Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Avid Bioservices, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Avid Bioservices, Inc. (the Company) as of April 30, 2024 and 2023, the related consolidated statements of income (loss) and comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended April 30, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated July 2, 2024 expressed an adverse opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimated costs at completion for projects

Description of the Matter

As discussed in Note 2 to the consolidated financial statements, the Company’s revenue was $139.9 million for the year ended April 30, 2024, including manufacturing and process development revenues which are primarily recognized over time utilizing an input method that compares the cost of cumulative work in process to date to the most current estimates for the entire cost of the performance obligation.

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

Irvine, California

July 2, 2024

AVID BIOSERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	April 30, 2024	April 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$38,106	$38,542
Accounts receivable, net	16,644	18,298
Contract assets	12,364	9,609
Inventory	30,375	43,908
Prepaid expenses and other current assets	6,513	2,094
Total current assets	104,002	112,451
Property and equipment, net	186,514	177,770
Operating lease right-of-use assets	41,157	42,772
Deferred tax assets	–	113,751
Other assets	4,884	4,473
Restricted cash	–	350
Total assets	$336,557	$451,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,667	$24,593
Accrued compensation and benefits	5,437	8,780
Contract liabilities	39,887	37,352
Convertible senior notes, net	–	140,623
Current portion of operating lease liabilities	1,354	1,358
Other current liabilities	3,221	2,440
Total current liabilities	70,566	215,146
Convertible senior notes, net	153,593	–
Operating lease liabilities, less current portion	44,336	45,690
Finance lease liabilities, less current portion	7,101	1,562
Deferred tax liabilities	72	–
Total liabilities	275,668	262,398

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at respective dates	–	–
Common stock, $0.001 par value; 150,000 shares authorized; 63,568 and 62,692 shares issued and outstanding at respective dates	64	63
Additional paid-in capital	632,696	620,224
Accumulated deficit	(571,871)	(431,118)
Total stockholders’ equity	60,889	189,169
Total liabilities and stockholders’ equity	$336,557	$451,567

See accompanying notes to consolidated financial statements.

AVID BIOSERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share information)

	Year Ended April 30,
	2024	2023	2022
Revenues	$139,911	$149,266	$119,597
Cost of revenues	132,593	117,786	82,949
Gross profit	7,318	31,480	36,648
Operating expenses:
Selling, general and administrative	25,996	27,879	21,226
Total operating expenses	25,996	27,879	21,226
Operating income (loss)	(18,678)	3,601	15,422
Interest expense	(4,337)	(3,013)	(2,680)
Other income (expense), net	(3,912)	1,002	(81)
Net income (loss) before income taxes	(26,927)	1,590	12,661
Income tax (benefit) expense	113,826	1,331	(115,011)
Net income (loss)	$(140,753)	$259	$127,672
Comprehensive income (loss)	$(140,753)	$259	$127,672

Net income (loss) per share:
Basic	$(2.23)	$0.00	$2.08
Diluted	$(2.23)	$0.00	$1.84

Weighted average common shares outstanding:
Basic	63,199	62,268	61,484
Diluted	63,199	63,782	70,474

See accompanying notes to consolidated financial statements.

AVID BIOSERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional		Total
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balances at April 30, 2021	61,069	$61	$637,534	$(559,859)	$77,736
Cumulative-effect adjustment from modified retrospective adoption of ASU 2020-06	–	–	(42,431)	810	(41,621)
Common stock issued under equity compensation plans	738	1	3,358	–	3,359
Stock-based compensation expense	–	–	7,380	–	7,380
Net income	–	–	–	127,672	127,672
Balances at April 30, 2022	61,807	62	605,841	(431,377)	174,526
Common stock issued under equity compensation plans	885	1	3,405	–	3,406
Stock-based compensation expense	–	–	10,978	–	10,978
Net income	–	–	–	259	259
Balances at April 30, 2023	62,692	63	620,224	(431,118)	189,169
Unwinding of capped calls related to repurchase of convertible senior notes due 2026	–	–	1,346	–	1,346
Common stock issued under equity compensation plans	876	1	1,395	–	1,396
Stock-based compensation expense	–	–	9,731	–	9,731
Net loss	–	–	–	(140,753)	(140,753)
Balances at April 30, 2024	63,568	$64	$632,696	$(571,871)	$60,889

See accompanying notes to consolidated financial statements.

AVID BIOSERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(140,753)	$259	$127,672
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,109	7,210	4,480
Stock-based compensation	9,731	10,978	7,380
Amortization of debt issuance costs	1,503	1,046	1,030
Deferred income taxes	113,823	1,331	(115,082)
Loss on extinguishment of convertible senior notes due 2026	1,865	–	–
Loss on disposal and/or impairment of property and equipment	227	139	381
Changes in operating assets and liabilities:
Accounts receivable, net	1,654	2,249	(1,705)
Contract assets	(2,755)	(4,240)	743
Inventory	13,533	(17,846)	(14,191)
Prepaid expenses and other assets	(4,987)	(61)	(4,232)
Accounts payable	7,133	964	(943)
Accrued compensation and benefits	(3,343)	362	(376)
Contract liabilities	2,535	(16,446)	3,029
Other accrued expenses and liabilities	(323)	1,333	1,279
Net cash provided by (used in) operating activities	10,952	(12,722)	9,465

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(31,805)	(77,803)	(56,411)
Net cash used in investing activities	(31,805)	(77,803)	(56,411)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes due 2029, net	154,281	–	–
Repurchase and/or payoff of convertible senior notes due 2026	(143,750)	–	–
Proceeds from unwinding of capped calls related to repurchase of convertible senior notes due 2026	1,346	–	–
Proceeds from issuance of common stock under equity compensation plans	1,396	3,406	3,359
Proceeds from finance lease	7,412	–	–
Principal payments on finance leases	(618)	(505)	(162)
Net cash provided by financing activities	20,067	2,901	3,197
Net decrease in cash, cash equivalents and restricted cash	(786)	(87,624)	(43,749)
Cash, cash equivalents and restricted cash, beginning of period	38,892	126,516	170,265
Cash, cash equivalents and restricted cash, end of period	$38,106	$38,892	$126,516

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,564	$1,118	$1,670
Cash paid for income taxes	$15	$260	$64

Supplemental disclosures of non-cash investing and financing activities:
Unpaid purchases of property and equipment	$2,400	$14,361	$1,190
Unpaid issuance costs associated with convertible senior notes due 2029	$772	$–	$–

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

Restricted Cash

Under the terms of an operating lease for office space that expired in August 2023, we were required to maintain a letter of credit as collateral during the term of the lease. As of April 30, 2024 and 2023, we had no restricted cash and $0.4 million of restricted cash pledged as collateral under the letter of credit, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	As of April 30,
	2024	2023	2022
Cash and cash equivalents	$38,106	$38,542	$126,166
Restricted cash	–	350	350
Total cash, cash equivalents and restricted cash	$38,106	$38,892	$126,516

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

The following table summarizes our revenue streams (in thousands):

	Fiscal Year Ended April 30,
	2024	2023	2022
Manufacturing revenues	$119,345	$125,416	$99,282
Process development revenues	20,566	23,850	20,315
Total revenues	$139,911	$149,266	$119,597

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

During the fiscal years ended April 30, 2024 and 2023, we recognized revenue of $24.9 million and $40.8 million, respectively, for which the contract liability was recorded in a prior period.

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

During the fiscal year ended April 30, 2024, changes in estimates for variable consideration resulted in a decrease in revenues of $3.7 million, which can primarily be attributed to an insolvent customer combined with consideration under a contract where uncertainties have been resolved. During the fiscal year ended April 30, 2023, we recognized revenue of $3.0 million for changes in estimates for variable consideration under a contract where uncertainties had been resolved.

We apply the practical expedient available under ASC 606 that permits us not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. As of April 30, 2024, we do not have any unsatisfied performance obligations for contracts greater than one year.

Costs incurred to obtain a contract are not material. These costs are generally employee sales commissions, which are expensed as incurred and included in selling, general and administrative expense in the consolidated statements of income (loss) and comprehensive income (loss).

Accounts Receivable, Net

Accounts receivable is primarily comprised of amounts owed to us for services provided under our customer contracts and are recorded at the invoiced amount net of an allowance for doubtful accounts, if necessary. We apply judgment in assessing the ultimate realization of our receivables, that includes an assessment of expected credit losses, and we estimate our allowance for doubtful accounts based on various factors, including our historical collection experience, aging of our customer receivable balances, current and future economic market conditions, and the financial condition of our customers.

Based on our analysis of our accounts receivable balance as of April 30, 2024 and 2023, we determined an allowance for doubtful accounts of $2.3 million and $0.5 million, respectively, was deemed necessary.

Concentrations of Credit Risk and Customer Base

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, accounts receivable, net and contract assets. As of April 30, 2024 and 2023, we maintain our cash balances primarily with two major commercial banks and our deposits held with both banks exceed the amount of government insurance limits provided on our deposits. We are exposed to credit risk in the event of default by the major commercial banks holding our cash balances to the extent of the cash amounts recorded on the accompanying consolidated balance sheets exceed the amount of government insurance limits provided on our deposits.

Our accounts receivable from amounts billed for services provided under customer contracts are derived from a limited number of customers. Most customer contracts require up-front payments and installment payments during the service period. We perform periodic evaluations of the financial condition of our customers and generally do not require collateral, but we can terminate any contract if a material default occurs. At April 30, 2024 and 2023, approximately 67% and 76%, respectively, of our accounts receivable, net were due from our top ten customers.

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

The table below identifies each of our customers that accounted for 10% or more of our total revenues during any of the fiscal years ended April 30, 2024, 2023 and 2022:

Customer	Geographic Location	2024	2023	2022
Halozyme Therapeutics, Inc. (1)	U.S.	33%	53%	41%
Coherus BioSciences, Inc.	U.S.	13%	*	*
IGM Biosciences, Inc.	U.S.	*	*	11%

______________

(1)	Revenues are derived from the manufacture of multiple therapeutics that our customer uses in various products and product candidates.
*	Represents a percentage less than 10% of our total revenues.

We attribute revenue to the individual countries where the customer is headquartered. Revenues derived from U.S. based companies were approximately 97% for the fiscal year ended April 30, 2024 and approximately 100% for the fiscal years ended April 30, 2023 and 2022.

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

Costs for property and equipment not yet placed into service have been capitalized as construction-in-progress. These costs are primarily related to equipment and leasehold improvements associated with our manufacturing facilities and will be depreciated in accordance with the above guidelines once placed into service. Interest costs incurred during construction of major capital projects are capitalized as construction-in-progress until the underlying asset is ready for its intended use, at which point the interest costs are amortized as depreciation expense over the life of the underlying asset. Interest capitalized as construction-in-progress for the fiscal years ended April 30, 2024 and 2023, was $1.1 million and $0.8 million, respectively. All of our property and equipment are located in the United States. Property and equipment consist of the following (in thousands):

	April 30,
	2024	2023
Leasehold improvements	$103,178	$97,514
Laboratory and manufacturing equipment	41,497	35,501
Computer equipment and software	4,236	5,028
Furniture, fixtures and office equipment	1,730	1,681
Construction-in-progress	72,502	68,414
Total property and equipment, gross	223,143	208,138
Less: accumulated depreciation and amortization	(36,629)	(30,368)
Total property and equipment, net	$186,514	$177,770

Depreciation and amortization expense for the fiscal years ended April 30, 2024, 2023 and 2022 was $11.1 million, $7.2 million and $4.5 million, respectively.

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

Impairment

Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. If such events or changes in circumstances arise, we compare the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the long-lived assets are determined to be impaired, any excess of the carrying value of the long-lived assets over its estimated fair value is recognized as an impairment loss. For the fiscal years ended April 30, 2024 and 2022, there were no indicators of impairment of the value of our long-lived assets and no impairment losses were recognized. For the fiscal year ended April 30, 2023, there were indicators of impairment of the value of certain long-lived assets that resulted in an impairment loss of $0.1 million, which amount is included in selling, general and administrative expenses in the consolidated statements of income (loss) and comprehensive income (loss).

Fair Value of Financial Instruments

The carrying amounts in the accompanying consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, net, other current assets related to investments in equity securities, accounts payable and accrued liabilities approximate their fair values due to their short-term maturities.

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

As of April 30, 2024 and 2023, our Level 1 financial assets consisted of our cash equivalents invested in money market funds of $27.6 million and $28.7 million, respectively, and our other current assets related to investments in equity securities of $4.4 million and $0, respectively. Our Level 1 financial assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs). We did not have any Level 2 or Level 3 financial assets as of April 30, 2024 and 2023.

We consider the fair value of our convertible senior notes to be a Level 2 financial liability due to limited trading activity of the convertible senior notes (Note 3). We did not have any other Level 2 or Level 3 financial liabilities as of April 30, 2024 and 2023.

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

Debt Issuance Costs

Debt issuance costs related to convertible senior notes are recorded as a deduction that is netted against the principal value of the debt and are amortized to interest expense using the effective interest method over the contractual term of the debt other than when new convertible senior notes are considered a modification of convertible senior notes for the same creditor, then the debt issuance costs are expenses as incurred (Note 3).

Debt issuance costs related to the revolving credit facility are included in prepaid expenses and other current assets in the consolidated balance sheet and are amortized to interest expense over the contractual term of the revolving credit facility (Note 3).

Advertising Costs

Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of income (loss) and comprehensive income (loss). For the fiscal years ended April 30, 2024, 2023 and 2022, advertising costs were $0.8 million, $0.7 million, and $0.6 million, respectively.

Income Taxes

We utilize the liability method of accounting for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). Under the liability method, deferred taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We provide a valuation allowance when it is more likely than not that our deferred tax assets will not be realized. On a periodic basis, we reassess the valuation allowance on our deferred tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. In the fourth quarter of fiscal 2024, we reassessed the valuation allowance noting the shift of negative evidence outweighing positive evidence, due to our cumulative loss incurred over the three-year period ended April 30, 2024. This objective evidence also limited our ability to consider other subjective evidence such as projections for future growth. After assessing both the positive evidence and negative evidence, we determined it was more likely than not that our deferred tax assets would not be realized and therefore recorded a full valuation allowance related to federal and state deferred tax assets on April 30, 2024, resulting in income tax expense of $113.8 million (Note 8).

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

Recently Adopted Accounting Standard

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU 2016-13”). The standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments. We adopted ASU 2016-13 on May 1, 2023, and the adoption of this standard did not have a material impact on our consolidated financial statements.

Accounting Standards Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The standard is intended to improve annual and interim reportable segment disclosure requirements regardless of the number of reporting units, primarily through enhanced disclosure of significant expenses. The amendment requires public entities to disclose significant segment expenses that are regularly provided to the CODM and included with each reported measure of segment profit and loss. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, which will be our fiscal year 2025 beginning May 1, 2024, and interim periods within fiscal years beginning after December 15, 2024, which will be our fiscal year 2026 beginning May 1, 2025. Early adoption is permitted and the amendments in this update should be applied retrospectively to all periods presented. We are currently evaluating the impact the adoption of ASU 2023-07 will have on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid, among other enhancements to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, which will be our fiscal year 2026 beginning May 1, 2025; however, early adoption is permitted. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the impact the adoption of ASU 2023-09 will have on our consolidated financial statements and related disclosures.

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

As a result of the repurchase and payoff of the 2026 Notes, we recognized a $1.9 million loss on extinguishment of debt, which amount is included in other income (expense), net in the consolidated statements of income (loss) and comprehensive income (loss) for the fiscal year ended April 30, 2024.

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

As of April 30, 2024, the conditions allowing holders of the 2029 Notes to convert had not been met and, therefore, the 2029 Notes are classified as a long-term liability on the consolidated balance sheet at April 30, 2024.

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

Subsequent to the closing of the Offering described above, during March 2024, we repurchased and paid off the remaining balance of the 2026 Notes.

On May 1, 2021, we elected to early adopt ASU 2020-06 using the modified retrospective transition method. The adoption of ASU 2020-06 resulted in the re-combination of the debt and equity components of the 2026 Notes into a single debt instrument, which resulted in a $42.4 million decrease in additional paid-in capital from the derecognition of the bifurcated equity component, a $41.6 million increase in convertible senior notes, net from the derecognition of the discount associated with the bifurcated equity component, or debt discount, and $0.8 million decrease to the May 1, 2021 opening balance of accumulated deficit, representing the cumulative non-cash interest expense recognized related to the amortization of the debt discount associated with the bifurcated equity component of the 2026 Notes. Additionally, we derecognized the allocation of the issuance costs to the equity component and all issuance costs related to the 2026 Notes are being amortized to interest expense using the effective interest method over the contractual term of the 2026 Notes which is included in the cumulative adjustment to the opening balance of accumulated deficit in the consolidated statements of stockholders’ equity for the fiscal year ended April 30, 2022.

Capped Call Transactions

In connection with the issuance of the 2026 Notes, we entered into privately negotiated capped call transactions (the “Capped Calls”) with certain financial institution counterparties. We used $12.8 million of the net proceeds from the issuance of the 2026 Notes to pay the cost of the Capped Calls. The Capped Calls cover, subject to customary anti-dilution adjustments, the aggregate number of shares of our common stock that initially underlie the 2026 Notes, and are generally expected to reduce the potential dilution of our common stock upon any conversion of the 2026 Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the Capped Calls. The cap share price of the Capped Calls is approximately $28.02 per share, which represents a premium of 75% over the last reported sale price of our common stock on March 9, 2021 and is subject to certain adjustments under the terms of the Capped Calls. However, there would nevertheless be dilution upon conversion of the 2026 Notes to the extent that such market price exceeds the capped share price as measured under the terms of the Capped Calls.

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

As described above, during March 2024, in connection with our repurchase and payoff of the remaining balance of the 2026 Notes we entered into transactions to unwind all of our Capped Calls. As a result, during March 2024, we received $1.3 million in net proceeds from the unwinding of the Capped Calls.

Net Carrying Amount of Convertible Notes

The net carrying amount of our 2029 Notes and 2026 Notes (collectively, the “Convertible Notes”) were as follows (in thousands):

	April 30, 2024	April 30, 2023
Principal amount
2029 Notes	$160,000	$–
2026 Notes	–	143,750
Total principal amount	$160,000	$143,750

Unamortized issuance costs
2029 Notes	$(6,407)	$–
2026 Notes	–	(3,127)
Total unamortized issuance costs	$(6,407)	$(3,127)

Net carrying amount
2029 Notes	$153,593	$–
2026 Notes	–	140,623
Total net carrying amount	$153,593	$140,623

As of April 30, 2024 and 2023, the estimated fair value of the 2029 Notes and the 2026 Notes, respectively, was approximately, $177.3 million and $157.3 million, respectively. The fair value was determined based on the last actively traded price per $100 of the 2029 Notes and the 2026 Notes for the periods ended April 30, 2024 and 2023, respectively (Level 2).

The following table summarizes the components of interest expense and the effective interest rates for our Convertible Notes (in thousands):

	Fiscal Year Ended April 30,
	2024	2023	2022
Contractual interest
2029 Notes	$1,079	$–	$–
2026 Notes	1,578	1,808	1,603
Total contractual interest	$2,657	$1,808	$1,603

Amortization of issuance costs
2029 Notes	$159	$–	$–
2026 Notes	923	1,046	1,030
Total amortization of issuance costs	$1,082	$1,046	$1,030

Interest expense
2029 Notes	$1,238	$–	$–
2026 Notes	2,501	2,854	2,633
Total interest expense associated with Convertible Notes	$3,739	$2,854	$2,633

Effective interest rates
2029 Notes	8.00%	–	–
2026 Notes	2.56%	2.31%	2.03%

Revolving Credit Facility

On March 14, 2023, we entered into a credit agreement with Bank of America, N.A., as administrative agent and letter of credit issuer, which was subsequently amended on October 27, 2023 (as amended, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) in an amount equal to the lesser of (i) $50 million, and (ii) a borrowing base calculated as the sum of (a) 80% of the value of certain of our eligible accounts receivable, plus (b) up to 100% of the value of eligible cash collateral. The Revolving Credit Facility will mature on October 25, 2024 and is secured by substantially all of our assets. As of April 30, 2024, there were no outstanding loans under the Revolving Credit Facility.

As a result of the Event of Default associated with the 2026 Notes, such occurrence resulted in a cross-default under our Credit Agreement. On March 12, 2024, we entered into Amendment No. 2 to the Credit Agreement which, among other things, (i) waives the events of default under the Credit Agreement as a result of the acceleration of our 2026 Notes, (ii) permits the issuance of our 2029 Notes and the repayment of our 2026 Notes and (iii) adjusts the financial covenant in the Credit Agreement.

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

The Credit Agreement includes certain customary affirmative and negative covenants, including limitations on mergers, consolidations and sales of assets, limitations on liens, limitations on certain restricted payments and investments, limitations on transactions with affiliates and limitations on incurring additional indebtedness. In addition, the Credit Agreement requires maintenance of a minimum consolidated EBITDA, as defined in the Credit Agreement, of $15 million for the most recently completed four (4) fiscal quarters as measured at the end of each fiscal quarter. As of April 30, 2024, we were in compliance with the Credit Agreement’s financial covenant.

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

We also lease certain manufacturing equipment under finance lease agreements that have terms ranging from 5 to 7 years.

The components of our lease costs are summarized as follows (in thousands):

	Fiscal Year Ended April 30,
	2024	2023	2022
Operating leases	$4,575	$4,386	$3,872
Variable leases	1,516	1,408	944
Short-term leases	130	576	515
Finance leases:
Amortization of right-of-use assets	361	216	43
Interest on lease liabilities	342	125	47
Total lease costs	$6,924	$6,711	$5,421

Supplemental consolidated balance sheet and other information related to our leases were as follows (in thousands, except weighted average data):

		April 30,
Leases	Classification	2024	2023
Assets
Non-current:
Operating	Operating lease right-of-use assets	$41,157	$42,772
Finance	Property and equipment, net	9,270	2,529
Total leased assets		$50,427	$45,301

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$1,354	$1,358
Finance	Other current liabilities	1,450	531
Non-current:
Operating	Operating lease liabilities, less current portion	44,336	45,690
Finance	Finance lease liabilities, less current portion	7,101	1,562
Total lease liabilities		$54,241	$49,141

Weighted average remaining lease term (years):
Operating leases	15.7	16.6
Finance leases	5.8	3.7
Weighted average discount rate
Operating leases	6.0%	6.0%
Finance leases	6.5%	5.3%

Supplemental cash flow information related to our leases were as follows (in thousands):

	Fiscal Year Ended April 30,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,140	$4,069	$2,376
Operating cash flows from finance leases	294	125	47
Financing cash flows from finance leases	616	505	162

Non-cash transactions:
Unpaid finance lease obligation	$339	$–	$–
Right-of-use assets obtained upon operating lease modifications and reassessments, net	$–	$9,267	$4,554
Right-of-use assets obtained in exchange for operating lease obligations	$–	$–	$16,093
Decapitalization of right-of-use assets upon impairment	$–	$89	$–
Property and equipment obtained in exchange for finance lease obligation	$–	$–	$2,760

As of April 30, 2024, the maturities of our lease liabilities, which includes those derived from lease renewal options that we considered it reasonably certain that we would exercise, were as follows (in thousands):

Fiscal Year Ending April 30,	Operating Leases	Finance Leases	Total
2025	$4,060	$1,963	$6,023
2026	4,167	1,963	6,130
2027	4,199	1,754	5,953
2028	4,036	1,334	5,370
2029	4,147	1,334	5,481
Thereafter	52,272	2,002	54,274
Total lease payments	$72,881	$10,350	$83,231
Less: imputed interest	(27,191)	(1,799)	(28,990)
Total lease liabilities	$45,690	$8,551	$54,241

Note 5 – Stockholders’ Equity

As of April 30, 2024, 63,567,998 shares of our common stock were issued and outstanding.

Our common stock issued and outstanding as of April 30, 2024 excluded the following shares of common stock reserved for future issuance (in thousands):

Shares
Stock Incentive Plans	7,595
Employee Stock Purchase Plan	849
Conversion of Convertible Notes	16,180
Total common stock reserved for future issuance	24,624

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

The 2018 Plan and the Prior Plans are collectively referred to as the “Stock Plans”. As of April 30, 2024, we had an aggregate of 7,594,953 shares of our common stock reserved for issuance under the Stock Plans, of which 4,112,690 shares were subject to outstanding stock options, restricted stock units and performance stock units and 3,482,263 shares were available for future grants of stock-based awards.

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

There were no stock options granted during the fiscal years ended April 30, 2024 and 2023. The grant date fair value for stock options granted during the fiscal year ended April 30, 2022 were based on the following weighted-average assumptions used within the Black-Scholes option valuation model:

Fiscal Year Ended April 30, 2022
Risk-free interest rate	0.86%
Expected life (in years)	4.37
Expected volatility	68.64%
Expected dividend yield	–

The following summarizes our stock option transaction activity for the fiscal year ended April 30, 2024:

	Stock Options (in thousands)	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding at May 1, 2023	2,079	$6.76
Granted	–	–
Exercised	(68)	$7.43
Canceled or expired	(25)	$11.54
Outstanding at April 30, 2024	1,986	$6.68	2.74	$3,046
Vested and expected to vest	1,986	$6.68	2.74	$3,046
Exercisable at April 30, 2024	1,815	$6.54	2.69	$2,944

______________

(1)	Aggregate intrinsic value represents the difference between the exercise price of an option and the closing market price of our common stock on April 30, 2024, which was $7.63 per share.

The weighted-average grant date fair value of stock options granted during the fiscal year ended April 30, 2022 was $13.09 per share. There were no stock options granted during the fiscal years ended April 30, 2024 and 2023.

The aggregate intrinsic value of stock options exercised during the fiscal years ended April 30, 2024, 2023 and 2022 was $0.4 million, $3.5 million and $8.1 million, respectively. Cash received from stock options exercised during fiscal years ended April 30, 2024, 2023 and 2022 totaled $0.5 million, $2.6 million and $2.7 million, respectively.

We issue shares of common stock that are reserved for issuance under the Stock Plans upon the exercise of stock options, and we do not expect to repurchase shares of common stock from any source to satisfy our obligations under our compensation plans.

As of April 30, 2024, the total estimated unrecognized compensation cost related to non-vested stock options was $0.2 million. This cost is expected to be recognized over a weighted average vesting period of 0.25 years based on current assumptions.

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

The following summarizes our RSUs transaction activity for the fiscal year ended April 30, 2024:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at May 1, 2023	1,006	$16.83
Granted	912	$11.91
Vested	(534)	$15.24
Forfeited	(73)	$16.42
Outstanding at April 30, 2024	1,311	$14.08

The weighted-average grant date fair value of RSUs granted during the fiscal years ended April 30, 2024, 2023 and 2022 was $11.91, $17.63 and $25.20 per share, respectively.

The total fair value of RSUs vested during the fiscal years ended April 30, 2024, 2023 and 2022 was $5.1 million, $6.3 million and $5.5 million, respectively.

As of April 30, 2024, the total estimated unrecognized compensation cost related to non-vested RSUs was $17.1 million. This cost is expected to be recognized over a weighted average vesting period of 2.34 years.

Performance Stock Units

The Compensation Committee of the Board of Directors grants performance stock units (“PSUs”) to our executives. The PSUs are subject to annual vesting over three consecutive fiscal year performance periods with the first one-third vesting on April 30 of the year following the grant date, and each successive one-third vesting on April 30 of the following two years respectively (each a “Performance Period”). Each PSU that vests represent the right to receive one share of our common stock. The number of shares that will vest for each Performance Period, if any, is based upon the attainment of certain predetermined financial metrics for each such Performance Period. Depending on the actual financial metrics achieved relative to the target financial metrics for such Performance Periods, the number of PSUs issued could range from 0% to 200% of the target amount. The number of granted shares included in the table below is based on a maximum 200% achievement of each financial metric during each Performance Period (the “Maximum Performance Target”). If a financial metric is achieved at a rate below the Maximum Performance Target, or is not achieved, the corresponding portion of the PSUs that do not vest are forfeited.

The following summarizes our PSUs transaction activity for the fiscal year ended April 30, 2024:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at May 1, 2023	522	$19.70
Granted	613	$13.92
Vested	(27)	$13.92
Forfeited	(497)	$18.29
Outstanding at April 30, 2024	611	$15.30

The weighted-average grant date fair value of PSUs granted during the fiscal years ended April 30, 2024, 2023 and 2022, was $13.92, $18.09 and $25.36 per share, respectively.

The total fair value of PSUs vested during the fiscal years ended April 30, 2024, 2023 and 2022 was $0.4 million, $3.3 million and $2.1 million, respectively.

As of April 30, 2024, there was $9.4 million of total estimated unrecognized compensation cost related to non-vested PSUs associated with the Performance Periods ending April 30, 2025 and 2026 based on the Maximum Performance Target achievement of each financial metric during such Performance Periods. This cost is expected to be recognized over a weighted average vesting period of 1.33 years, however, we will assess the likelihood of achieving the predetermined financial metrics associated with each Performance Period on a quarterly basis and the expense recognized, if any, will be adjusted accordingly.

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

During the fiscal years ended April 30, 2024, 2023 and 2022, a total of 114,098, 68,646 and 44,364 shares of our common stock were purchased, respectively, under the ESPP at a weighted average purchase price per share of $7.93, $12.22 and $14.50, respectively. As of April 30, 2024, we had 849,218 shares of our common stock reserved for issuance under the ESPP.

The fair value of the shares purchased under the ESPP was determined using a Black-Scholes option valuation model (see explanation of valuation model inputs above under “Stock Options”) and is recognized as expense on a straight-line basis over the requisite service period (or six-month offering period).

The weighted average grant date fair value of purchase rights under the ESPP during fiscal years ended April 30, 2024, 2023 and 2022 was $3.09, $4.93 and $8.62, respectively, based on the following weighted-average Black-Scholes option valuation model inputs:

	Fiscal Year Ended April 30,
	2024	2023	2022
Risk-free interest rate	5.34%	3.76%	0.15%
Expected life (in years)	0.50	0.50	0.50
Expected volatility	68.86%	68.60%	59.91%
Expected dividend yield	–	–	–

Stock-based Compensation Expense

Stock-based compensation expense included in our consolidated statements of income (loss) and comprehensive income (loss) was comprised of the following (in thousands):

	Fiscal Year Ended April 30,
	2024	2023	2022
Cost of revenues	$4,144	$3,876	$2,540
Selling, general and administrative expense	5,587	7,102	4,840
Total	$9,731	$10,978	$7,380

Note 7 - Deferred Compensation Plan

In July 2023, our Board of Directors approved and adopted the Avid Bioservices, Inc. Deferred Compensation Plan (the “DC Plan”). The DC Plan allows non-employee directors and certain highly compensated employees to defer a portion of their base compensation, cash bonuses, and certain RSU and PSU awards. As of April 30, 2024, contributions to the DC Plan were $0.2 million and are included in accrued compensation and benefits on the consolidated balance sheet at April 30, 2024.

Note 8 – Income Taxes

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

At April 30, 2024, management assessed the realizability of deferred tax assets and evaluated the need for a valuation allowance for deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740 wherein management analyzes all positive and negative evidence available at the balance sheet date to determine whether all or some portion of our deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more-likely-than-not that the asset will not be realized. In assessing the realization of our deferred tax assets, management considers all available evidence, both positive and negative.

A significant piece of objective evidence evaluated was the cumulative loss incurred over the three-year period ended April 30, 2024. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. On the basis of this evaluation, at April 30, 2024, a valuation allowance of $118.5 million has been recorded to offset our net deferred tax assets. The valuation allowance is $118.5 million and $0 for the fiscal years ended April 30, 2024 and 2023, respectively.

We are subject to taxation in the United States and various state jurisdictions. We have not been notified that we are under audit by the IRS or any state taxing authorities and our federal and state returns from April 30, 2021 and April 30, 2020, respectively, remain open for examination. Due to the presence of net operating loss (“NOL”) carryforwards the tax authorities can also examine years prior to the standard statute of limitations.

At April 30, 2024, we had federal NOL carryforwards of approximately $454.6 million. The federal NOL carryforwards generated prior to January 1, 2018 expire in fiscal years 2025 through 2038, unless previously utilized. The federal NOL generated after January 1, 2018 of $95.6 million can be carried forward indefinitely. Utilization of NOLs generated subsequent to 2017 are limited to 80% of future taxable income. We also have California state NOL carryforwards of approximately $281.1 million at April 30, 2024, which begin to expire in fiscal year 2030. We also have other state NOL carryforwards of approximately $4.0 million at April 30, 2024, which begin to expire in fiscal year 2037.

Additionally, the future utilization of our NOL carryforwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Section 382, as a result of ownership changes. A Section 382 analysis has been completed through April 30, 2024, and it was determined that no significant change in ownership had occurred. However, ownership changes occurring subsequent to April 30, 2024 may impact the utilization of NOL carryforwards and other tax attributes in future periods.

At April 30, 2024, we had $5.8 million and $1.5 million of federal and California research and development credit carryforwards. The California research credits do not expire and the federal credits begin to expire in fiscal year 2026.

The provision for (benefit from) income taxes for the fiscal years ended April 30, 2024, 2023 and 2022 is as follows (in thousands):

	2024	2023	2022
Current:
Federal	$–	$–	$77
State	3	–	–
	$3	$–	$77
Deferred:
Federal	$(3,087)	$876	$7,132
State	(1,563)	455	483
	(4,650)	1,331	7,615
Change in valuation allowance	118,473	–	(122,703)
Total	$113,826	$1,331	$(115,011)

The provision for income taxes on our net income (loss) before income taxes for the fiscal years ended April 30, 2024, 2023 and 2022 is comprised of the following (in thousands):

	2024	2023	2022
Federal income taxes at statutory rate	$(5,655)	$334	$2,659
State income taxes, net of valuation allowance	(1,329)	276	605
Expiration of attributes	1,188	–	–
Change in valuation allowance	118,473	–	(122,703)
Stock-based compensation including 162M limitations	985	615	(1,153)
Adjustment for federal benefit of state	–	–	5,326
Permanent differences	84	66	425
Other, net	80	40	(170)
Income tax (benefit) expense	$113,826	$1,331	$(115,011)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and deferred tax liabilities at April 30, 2024 and 2023 are as follows (in thousands):

	2024	2023
Net operating losses	$115,420	$112,194
Research and development credits	5,571	5,569
Stock-based compensation	2,567	2,589
Deferred revenue	5,109	2,420
Lease liabilities	12,350	12,742
Accrued liabilities	3,174	2,360
Accrued compensation	947	1,781
Total deferred tax assets	145,138	139,655
Less valuation allowance	(118,473)	–
Total deferred tax assets, net of valuation allowance	26,665	139,655

Deferred tax liabilities:
Fixed assets	(15,596)	(14,320)
ROU assets	(11,124)	(11,584)
Other deferred liabilities	(17)	–
Total deferred tax liabilities	(26,737)	(25,904)
Net deferred tax assets (liabilities)	$(72)	$113,751

In accordance with ASC 740, we are required to recognize the impact of an uncertain tax position in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained upon examination by the tax authorities. Unrecognized tax positions at April 30, 2024 and 2023 are as follows (in thousands):

	2024	2023
Unrecognized tax positions, beginning of year	$3,440	$5,133
Gross (decrease) – expirations	(1,840)	(1,693)
Unrecognized tax positions, end of year	$1,600	$3,440

If recognized, the unrecognized tax positions will impact our income tax benefit or effective tax rate. We do not expect any significant increases or decreases to our unrecognized tax positions within the next 12 months.

It is our policy to recognize interest and penalties related to income tax matters in interest expense and other income (expense), net, respectively, in our consolidated statements of income (loss) and comprehensive income (loss). For the fiscal years ended April 30, 2024 and 2023, we did not incur any interest or penalties. For the fiscal year ended April 30, 2022, we recognized an immaterial amount of interest and penalties.

Note 9 – Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing our net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing our net income (loss) by the sum of the weighted average number of shares of common stock outstanding during the period plus the potential dilutive effects of stock options, unvested RSUs, unvested PSUs, shares of common stock expected to be issued under our ESPP, and the 2026 Notes and 2029 Notes.

The potential dilutive effect of stock options, unvested RSUs, unvested PSUs, and shares of common stock expected to be issued under our ESPP during the period are calculated in accordance with the treasury stock method but are excluded if their effect is anti-dilutive. The potential dilutive effect of our 2026 Notes and 2029 Notes are calculated using the if-converted method assuming the conversion of our 2026 Notes and 2029 Notes as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive.

A reconciliation of the numerators and the denominators of the basic and dilutive net income (loss) per common share computations are as follows (in thousands, except per share amounts):

	Fiscal Year Ended April 30,
	2024	2023	2022
Numerator
Net income (loss), basic	$(140,753)	$259	$127,672
Add interest expense on 2026 Notes, net of tax	–	–	1,954
Net income (loss), diluted	$(140,753)	$259	$129,626

Denominator
Weighted average basic common shares outstanding	63,199	62,268	61,484
Effect of dilutive securities:
Stock options	–	1,248	1,830
RSUs, PSUs and ESPP	–	266	384
2026 Notes	–	–	6,776
Weighted average dilutive common shares outstanding	63,199	63,782	70,474

Net income (loss) per share:
Basic	$(2.23)	$0.00	$2.08
Diluted	$(2.23)	$0.00	$1.84

The following table presents the potential dilutive securities excluded from the calculation of diluted net income (loss) per common share for the periods presented as the effect of their inclusion would have been anti-dilutive (in thousands):

	Fiscal Year Ended April 30,
	2024	2023	2022
Stock options	809	46	43
RSUs, PSUs and ESPP	1,313	253	9
2026 Notes	5,888	6,776	–
2029 Notes	2,172	–	–
Total potential dilutive securities	10,182	7,075	52

Note 10 – Employee Benefit Plan

We maintain a 401(k) Plan pursuant to section 401(k) of the Internal Revenue Code that allows participating employees to defer a portion of their compensation on a tax deferred basis up to the maximum amount permitted by the Internal Revenue Code. We are not required to make matching contributions under the 401(k) Plan. However, we match 50% of employee contributions of up to 6% of their annual eligible compensation. Total expense recognized by us for matching contributions to the 401(k) Plan for the fiscal years ended April 30, 2024, 2023 and 2022 was $1.1 million, $0.9 million and $0.6 million, respectively.

Note 11 – Commitments and Contingencies

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

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” defined in Rule 13a-15(e) under the Exchange Act refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2024. Based on that evaluation, and as a result of the material weakness described below, our chief executive officer and our chief financial officer concluded our disclosure controls and procedures were not effective as of April 30, 2024.

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

Based on this assessment, because of the material weakness described below, management has concluded that the Company’s internal control over financial reporting was not effective as of April 30, 2024.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described in Amendment No. 1 to our Annual Report on Form 10-K/A, filed with the SEC on April 24, 2024, management identified a material weakness in our internal control over financial reporting related to the lack of an effectively designed control activity in accounting for debt and related interest. Specifically, our debt internal controls did not include the periodic review of covenants, acceleration clauses, events of default, and other pertinent information in our debt agreements.

Our internal control over financial reporting as of April 30, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

Status of Remediation of Material Weakness

Management, under the oversight of the audit committee of our board of directors, has implemented controls that are intended to remediate the foregoing material weakness. These controls include the initial and periodic review of covenants, acceleration clauses, events of default, and other pertinent information in our debt agreements to enable management to assess whether any of these provisions impact our financial reporting. While these controls have been implemented and tested, we will not consider the material weakness remediated until which time these controls are operational for a sufficient period of time and further tested, enabling management to conclude that the controls are operating effectively.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Avid Bioservices, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Avid Bioservices, Inc.’s internal control over financial reporting as of April 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Avid Bioservices, Inc. (the Company) has not maintained effective internal control over financial reporting as of April 30, 2024, based on the COSO criteria.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2024 and 2023, the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated July 2, 2024, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Irvine, California

July 2, 2024

Item 9B.	Other Information

There are no disclosures required by this Item, including those relating to Rule 10b5-1 trading arrangements and non-Rule 10b5-1 trading arrangements as those terms are defined in Item 408(a) of Regulation of S-K.

Item 9C.	Disclosures regarding foreign jurisdictions that prevent inspections

None.

PART III

Item 10.	Directors, Executive Officers And Corporate Governance

The information required by this Item and not set forth below will be set forth under the captions, “Election of Directors,” “Executive Compensation” and “Corporate Governance” in our 2024 Definitive Proxy Statement to be filed with the SEC within 120 days after the conclusion of our fiscal year ended April 30, 2024 (the “2024 Definitive Proxy Statement”), and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and have posted the text of the policy on our website (avidbio.com) in the Investors—Corporate Governance section. In addition, we intend to promptly disclose on our website, to the extent required by the rules and regulations of the SEC, (i) the nature of any amendment to the Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Ethics that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver.

Item 11.	Executive Compensation

The information required by this Item will be set forth under the captions, “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” in our 2024 Definitive Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Other than as set forth below, the information required by this Item will be set forth under the caption, “Security Ownership of Certain Beneficial Owners, Directors and Management” in our 2024 Definitive Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of April 30, 2024:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($/share)		(c) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders (1)	4,112,690	6.68		3,482,263
Employee Stock Purchase Plan approved by stockholders	–	–		849,218
Equity compensation plans not approved by stockholders	–	–		–
Total	4,112,690	6.68	(2)	4,331,481

_____________

(1)	Represents stock options, restricted stock units and performance stock units under our stockholder approved equity compensation plans referred to as the 2018 Omnibus Incentive Plan, the 2011 Stock Incentive Plan and the 2010 Stock Incentive Plan.
(2)	Represents the weighted-average exercise price of outstanding stock options as there are no exercise prices for restricted stock units and performance stock units.

Item 13.	Certain Relationships And Related Transactions, And Director Independence

The information required by this Item will be set forth under the captions, “Certain Relationships and Related Transactions,” “Director Independence” and “Compensation Committee Interlocks and Insider Participation” in our 2024 Definitive Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item will be set forth under the caption, “Independent Registered Public Accounting Firm Fees” in our 2024 Definitive Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits And Financial Statement Schedules

(a)	Documents filed as part of this Annual Report

(1)	Consolidated Financial Statements

(2)       Financial Statement Schedules

The following schedule is filed as part of this Annual Report:

Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended April 30, 2024	77

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(3)       Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report.

Schedule II – Valuation and Qualifying Accounts (in thousands)

	Balance at Beginning of			Balance at End of
	Period	Additions	Deductions	Period
Allowance for doubtful accounts
Year ended April 30, 2024	$474	$2,268	$(459)	$2,283
Year ended April 30, 2023	$18,392	$474	$(18,392)	$474
Year ended April 30, 2022	$–	$21,464	$(3,072)	$18,392

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	Date Filed	Exhibit	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of April 30, 2021, by and between Avid SPV, LLC and Avid Bioservices, Inc.	8-K	5/5/2021	2.1
3.1	Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on July 2, 2021	8-K	7/7/2021	3.1
3.2	Certificate of Amendment to Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on October 19, 2022	8-K	10/21/2022	3.1
3.3	Amended and Restated Bylaws, as adopted on June 19, 2023	8-K	6/23/2023	3.2
4.1	Indenture, dated as of March 12, 2024, by and between Avid Bioservices, Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	3/14/2024	4.1
4.2	Form of Global Note, representing Avid Bioservices, Inc.’s 7.00% Convertible Senior Notes due 2029 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	3/14/2024	4.2
4.3	Description of Registrant’s Securities	10-K	6/21/2023	4.4
10.1*	2010 Stock Incentive Plan	DEF-14A	8/27/2010	A
10.2*	Form of Stock Option Award Agreement under 2010 Stock Incentive Plan	S-8	12/9/2010	4.17
10.3*	2010 Employee Stock Purchase Plan	DEF-14A	8/27/2010	B
10.4*	Amendment to the 2010 Employee Stock Purchase Plan	DEF-14A	8/26/2016	B
10.5*	2011 Stock Incentive Plan	DEF-14A	8/26/2011	A
10.6*	Form of Stock Option Award Agreement under 2011 Stock Incentive Plan	S-8	12/12/2011	4.20
10.7*	First Amendment to 2011 Stock Incentive Plan	DEF-14A	8/27/2012	A
10.8*	Second Amendment to 2011 Stock Incentive Plan	DEF-14A	8/26/2013	A
10.9*	Third Amendment to 2011 Stock Incentive Plan	10-K	7/14/2015	4.24
10.10*	Form of Amendment to Stock Option Award Agreement Under 2011 Stock Incentive Plan related to Non-Employee Director stock option awards	10-K	7/14/2015	4.27
10.11*	Fourth Amendment to 2011 Stock Incentive Plan	DEF-14A	8/28/2015	B
10.12*	Avid Bioservices, Inc. 2018 Omnibus Incentive Plan	DEF-14A	8/17/2018	A
10.13*	Form of Stock Option Award Agreement under 2018 Omnibus Incentive Plan	S-8	12/10/2018	4.2
10.14*	Form of Restricted Stock Unit Award Agreement under 2018 Omnibus Incentive Plan	S-8	12/10/2018	4.3
10.15	Lease and Agreement of Lease between TNCA, LLC, as Landlord, and Avid Bioservices, Inc., as Tenant, dated as of December 24, 1998	10-Q	3/12/1999	10.48
10.16	First Amendment to Lease and Agreement of Lease between TNCA, LLC, as Landlord, and Avid Bioservices, Inc., as Tenant, dated December 22, 2005	8-K	12/23/2005	99.1 99.2
10.17*	Amended and Restated Employment Agreement by and between Avid Bioservices, Inc. and Mark R. Ziebell, effective December 27, 2012	10-Q	3/12/2013	10.38
10.18*	Employment Agreement by and between Avid Bioservices, Inc. and Daniel R. Hart, effective June 26, 2019	10-K	6/27/2019	10.7

		Incorporated by Reference
Exhibit Number	Description	Form	Date Filed	Exhibit	Filed Herewith
10.19*	Amendment to 2010 Employee Stock Purchase Plan	DEF-14A	8/21/2019	A
10.20*	Employment Agreement by and between Avid Bioservices, Inc. and Nicholas S. Green, effective July 30, 2020	10-Q	9/1/2020	10.8
10.21	Form of Capped Call Transactions Confirmation	8-K	3/12/2021	10.1
10.22 *	Form of Notice of Performance Stock Unit Award under 2018 Omnibus Incentive Plan	8-K	7/14/2021	10.1
10.23*	First Amendment to the Avid Bioservices, Inc. 2018 Omnibus Incentive Plan	DEF-14A	8/27/2021	A
10.24*	Form of Notice of Performance Stock Unit Award under 2018 Omnibus Incentive Plan	8-K	7/14/2022	10.1
10.25*	Executive Severance Plan adopted December 5, 2022	8-K	12/9/2022	10.1
10.26	Credit Agreement, dated as of March 14, 2023, among Avid Bioservices, Inc., as the Borrower, the Guarantors Party Hereto, the Lenders Party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer	8-K	3/15/2023	10.1
10.27*	Avid Bioservices, Inc. Deferred Compensation Plan	8-K	7/13/2023	10.1
10.28*	Form of Notice of Grant of Performance Stock Unit Award under 2018 Omnibus Incentive Plan	8-K	7/13/2023	10.2
10.29	Amendment No. 1 to Credit Agreement, dated as of October 27, 2023, among Avid Bioservices, Inc., as the Borrower, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent	8-K	11/2/2023	10.1
10.30*	First Amendment to Avid Bioservices, Inc. Deferred Compensation Plan	8-K	11/14/2023	10.1
10.31	Amendment No. 2 to Credit Agreement, dated as of March 12, 2024, by and among Avid Bioservices, Inc., as the Borrower, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent	8-K	3/14/2024	10.1
19.1	Securities Trading Policy				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included on the signature page hereto)				X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350				X
97.1	Avid Bioservices, Inc. Incentive-Based Compensation Recovery Policy				X
101.INS	XBRL Taxonomy Extension Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Presentation Extension Linkbase Document				X

______________

*	This Exhibit is a management contract or a compensation plan or arrangement.

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVID BIOSERVICES, INC.

Date: July 2, 2024	By:	/s/ Nicholas S. Green
Nicholas S. Green,
President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nicholas S. Green, President and Chief Executive Officer, and Daniel R. Hart, Chief Financial Officer, and each of them, his or her true and lawful attorneys-in-fact and agents, with the full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Nicholas S. Green	President and Chief Executive Officer and Director	July 2, 2024
Nicholas S. Green	(Principal Executive Officer)

/s/ Daniel R. Hart	Chief Financial Officer	July 2, 2024
Daniel R. Hart	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Joseph Carleone, Ph.D.	Chairman of the Board of Directors	July 2, 2024
Joseph Carleone, Ph.D.

/s/ Esther M. Alegria, Ph.D.	Director	July 2, 2024
Esther M. Alegria, Ph.D.

/s/ Richard B. Hancock	Director	July 2, 2024
Richard B. Hancock

/s/ Catherine J. Mackey, Ph.D.	Director	July 2, 2024
Catherine J. Mackey, Ph.D.

/s/ Gregory P. Sargen	Director	July 2, 2024
Gregory P. Sargen

/s/ Jeanne Thoma	Director	July 2, 2024
Jeanne Thoma

