Form 10-Q
period 2024-07-31
Avid Bioservices, Inc.
filed 2024-09-09
CIK 704562

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

or

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

63,795,108 shares of registrant’s common stock were outstanding as of September 3, 2024.

AVID BIOSERVICES, INC.

Form 10-Q

For the Fiscal Quarter Ended July 31, 2024

TABLE OF CONTENTS

As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “we,” “us,” “our,” and the “Company” refer to Avid Bioservices, Inc. and its subsidiary.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

avid bioservices, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except par value)

	July 31, 2024	April 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$33,381	$38,106
Accounts receivable, net	20,962	16,644
Contract assets	14,209	12,364
Inventory	29,196	30,375
Prepaid expenses and other current assets	5,872	6,513
Total current assets	103,620	104,002
Property and equipment, net	185,617	186,514
Operating lease right-of-use assets	40,741	41,157
Other assets	4,664	4,884
Total assets	$334,642	$336,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,999	$20,667
Accrued compensation and benefits	5,608	5,437
Contract liabilities	37,659	39,887
Current portion of operating lease liabilities	1,399	1,354
Other current liabilities	6,417	3,221
Total current liabilities	71,082	70,566
Convertible senior notes, net	153,867	153,593
Operating lease liabilities, less current portion	43,971	44,336
Finance lease liabilities, less current portion	6,725	7,101
Other liabilities	361	72
Total liabilities	276,006	275,668

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at respective dates	–	–
Common stock, $0.001 par value; 150,000 shares authorized; 63,790 and 63,568 shares issued and outstanding at respective dates	64	64
Additional paid-in capital	635,977	632,696
Accumulated deficit	(577,405)	(571,871)
Total stockholders’ equity	58,636	60,889
Total liabilities and stockholders’ equity	$334,642	$336,557

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS (Unaudited)

(In thousands, except per share information)

	Three Months Ended July 31,
	2024	2023
Revenues	$40,173	$37,726
Cost of revenues	34,460	33,626
Gross profit	5,713	4,100
Operating expenses:
Selling, general and administrative	8,169	6,263
Total operating expenses	8,169	6,263
Operating loss	(2,456)	(2,163)
Interest expense	(2,454)	(825)
Other income (expense), net	(624)	258
Net loss before income taxes	(5,534)	(2,730)
Income tax benefit	–	(608)
Net loss	$(5,534)	$(2,122)
Comprehensive loss	$(5,534)	$(2,122)

Net loss per share:
Basic and diluted	$(0.09)	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	63,639	62,838

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

	Three Months Ended July 31, 2024
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at April 30, 2024	63,568	$64	$632,696	$(571,871)	$60,889
Common stock issued under equity compensation plans	222	–	616	–	616
Stock-based compensation expense	–	–	2,665	–	2,665
Net loss	–	–	–	(5,534)	(5,534)
Balance at July 31, 2024	63,790	$64	$635,977	$(577,405)	$58,636

	Three Months Ended July 31, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at April 30, 2023	62,692	$63	$620,224	$(431,118)	$189,169
Common stock issued under equity compensation plans	419	–	878	–	878
Stock-based compensation expense	–	–	2,343	–	2,343
Net loss	–	–	–	(2,122)	(2,122)
Balance at July 31, 2023	63,111	$63	$623,445	$(433,240)	$190,268

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended July 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,534)	$(2,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,824	2,649
Stock-based compensation	2,665	2,343
Amortization of debt issuance costs	305	339
Deferred income taxes	–	(620)
Loss on disposal of property and equipment	–	46
Changes in operating assets and liabilities:
Accounts receivable, net	(4,318)	2,089
Contract assets	(1,845)	(4,845)
Inventory	1,179	3,042
Prepaid expenses and other assets	830	(131)
Accounts payable	(451)	4,684
Accrued compensation and benefits	171	(4,113)
Contract liabilities	(2,228)	(4,333)
Other accrued expenses and liabilities	2,722	736
Net cash used in operating activities	(3,680)	(236)

Cash flows from investing activities:
Purchase of property and equipment	(1,311)	(14,156)
Net cash used in investing activities	(1,311)	(14,156)

Cash flows from financing activities:
Proceeds from issuance of common stock under equity compensation plans	616	878
Principal payments on finance leases	(350)	(130)
Net cash provided by financing activities	266	748

Net decrease in cash and cash equivalents	(4,725)	(13,644)
Cash and cash equivalents, beginning of period	38,106	38,892
Cash and cash equivalents, end of period	$33,381	$25,248

Supplemental disclosures of cash flow information:
Cash paid for interest	$173	$27
Cash paid for income taxes	$31	$12

Supplemental disclosures of non-cash activities:
Unpaid purchases of property and equipment	$1,807	$7,636
Unpaid interest capitalized as construction-in-progress	$1,281	$93

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to quarterly reports on Form 10-Q, and accordingly, they do not include all the information and disclosures required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2024, as filed with the SEC on July 2, 2024. The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented, with such adjustments consisting only of normal recurring adjustments. Results of operations for interim periods covered by this Quarterly Report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year or any other interim period.

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

Note 2 – Summary of Significant Accounting Policies

Information regarding our significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies,” of the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2024.

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

The following table summarizes our revenue streams (in thousands):

	Three Months Ended July 31,
	2024	2023
Manufacturing revenues	$33,971	$33,420
Process development revenues	6,202	4,306
Total revenues	$40,173	$37,726

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

During the three months ended July 31, 2024 and 2023, we recognized revenues of $20.5 million and $16.8 million, respectively, for which the contract liability was recorded in a prior period.

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

There were no material adjustments in estimates for variable consideration for the three months ended July 31, 2024. During the three months ended July 31, 2023, changes in estimates for variable consideration resulted in a decrease in revenues of $1.4 million, as a result of an insolvent customer.

We apply the practical expedient available under ASC 606 that permits us not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. As of July 31, 2024, we do not have any unsatisfied performance obligations for contracts greater than one year.

Costs incurred to obtain a contract are not material. These costs are generally employee sales commissions, which are expensed as incurred and included in selling, general and administrative expense in the consolidated statements of loss and comprehensive loss.

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

Based on our analysis of our accounts receivable balance as of July 31, 2024 and April 30, 2024, we determined an allowance for doubtful accounts of $1.9 million and $2.3 million, respectively, was deemed necessary.

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

Costs for property and equipment not yet placed into service have been capitalized as construction-in-progress. These costs are primarily related to equipment and leasehold improvements associated with our manufacturing facilities and will be depreciated in accordance with the above guidelines once placed into service. Interest costs incurred during construction of major capital projects are capitalized as construction-in-progress until the underlying asset is ready for its intended use, at which point the interest costs are amortized as depreciation expense over the life of the underlying asset. Interest capitalized as construction-in-progress for the three months ended July 31, 2024 and 2023 was $0.8 million and $0.1 million, respectively. All of our property and equipment are located in the United States. Property and equipment consist of the following (in thousands):

	July 31, 2024	April 30, 2024
Leasehold improvements	$103,178	$103,178
Laboratory and manufacturing equipment	42,476	41,497
Computer equipment and software	4,236	4,236
Furniture, fixtures and office equipment	1,730	1,730
Construction-in-progress	73,437	72,502
Total property and equipment, gross	225,057	223,143
Less: accumulated depreciation and amortization	(39,440)	(36,629)
Total property and equipment, net	$185,617	$186,514

Depreciation and amortization expense for the three months ended July 31, 2024 and 2023 was $2.8 million and $2.6 million, respectively.

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

Impairment

Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. If such events or changes in circumstances arise, we compare the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the long-lived assets are determined to be impaired, any excess of the carrying value of the long-lived assets over its estimated fair value is recognized as an impairment loss. For the three months ended July 31, 2024 and 2023, there were no indicators of impairment of the value of our long-lived assets and no cumulative impairment losses were recognized.

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

Debt Issuance Costs

Debt issuance costs related to convertible senior notes are recorded as a deduction that is netted against the principal value of the debt and are amortized to interest expense using the effective interest method over the contractual term of the debt other than when new convertible senior notes are considered a modification of convertible senior notes for the same creditor, then the debt issuance costs are expensed as incurred (Note 3).

Debt issuance costs related to the revolving credit facility are included in prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets and are amortized to interest expense over the contractual term of the revolving credit facility (Note 3).

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

As of July 31, 2024 and April 30, 2024, our Level 1 financial assets consisted of our cash equivalents invested in money market funds of $30.2 million and $27.6 million, respectively, and our other current assets related to investments in equity securities of $3.4 million and $4.4, respectively. Our Level 1 financial assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs). We did not have any Level 2 or Level 3 financial assets as of July 31, 2024 and April 30, 2024.

We consider the fair value of our convertible senior notes to be a Level 2 financial liability due to limited trading activity of the convertible senior notes (Note 3). We did not have any other Level 2 or Level 3 financial liabilities as of July 31, 2024 and April 30, 2024.

Accounting Standards Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The standard is intended to improve annual and interim reportable segment disclosure requirements regardless of the number of reporting units, primarily through enhanced disclosure of significant expenses. The amendment requires public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and included with each reported measure of segment profit and loss. ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023, which will be our fiscal year ending April 30, 2025, and interim reporting periods within fiscal years beginning after December 15, 2024, which will be our fiscal year 2026 beginning May 1, 2025. Early adoption is permitted and the amendments in this update should be applied retrospectively to all periods presented. We are currently evaluating the impact the adoption of ASU 2023-07 will have on our consolidated financial statements and related disclosures.

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

Note 3 – Debt

Convertible Senior Notes Due 2029

In March 2024, we completed a private offering (the “Offering”) of $160.0 million aggregate principal amount of 7.00% convertible senior notes due 2029 (the “2029 Notes”) to qualified institutional buyers pursuant to Section 4(a)(2) of the Securities Act. We received net proceeds from the Offering of approximately $153.5 million, after deducting placement agent’s commissions and other debt issuance related expenses of approximately $6.5 million.

Subsequent to the closing of the Offering, during March 2024, we used approximately $146.1 million of the net proceeds to (i) repurchase for cash, $141.0 million aggregate principal amount of the 2026 Notes (as defined below) in privately negotiated transactions with certain holders of the 2026 Notes plus accrued and unpaid interest of $2.3 million, and (ii) repay in full, the remaining outstanding 2026 Notes balance by depositing the required payoff amount of $2.8 million, representing principal and accrued and unpaid interest, with the trustee under the 2026 Notes Indenture (as defined below), following which no 2026 Notes remained outstanding.

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

The 2029 Notes Indenture includes customary terms and covenants, including that upon certain events of default occurring and continuing, if we fail to comply with any of our other agreements contained in the 2029 Notes or the 2029 Notes Indenture for 60 days after receipt of written notice of such failure from the trustee or the holders of at least 25% in aggregate principal amount of the outstanding 2029 Notes, then the trustee or the holders of at least 25% in aggregate principal amount of the outstanding 2029 Notes may declare the entire principal of all the 2029 Notes plus accrued and unpaid interest to be immediately due and payable.

As of July 31, 2024, the conditions allowing holders of the 2029 Notes to convert had not been met and, therefore, the 2029 Notes are classified as a long-term liability on the unaudited condensed consolidated balance sheets at July 31, 2024 and April 30, 2024.

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

The 2026 Notes were senior unsecured obligations and accrued interest at a rate of 1.25% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. The 2026 Notes were to mature on March 15, 2026, unless earlier redeemed or repurchased by us or converted at the option of the holders. The 2026 Notes were convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election in the manner and subject to the terms and conditions provided in the indenture governing the 2026 Notes.

Subsequent to the closing of the Offering described above, during March 2024, we repurchased and paid off the remaining balance of the 2026 Notes.

Net Carrying Amount of 2029 Notes

The net carrying amount of the 2029 Notes is as follows (in thousands):

	July 31, 2024	April 30, 2024
Principal	$160,000	$160,000
Unamortized issuance costs	(6,133)	(6,407)
Net carrying amount	$153,867	$153,593

As of July 31, 2024, the estimated fair value of the 2029 Notes was approximately $216.7 million. The fair value was determined based on the last actively traded price per $100 of the 2029 Notes for the period ended July 31, 2024 (Level 2).

The following table summarizes the components of interest expense related to the 2029 Notes for the three months ended July 31, 2024, and the 2026 Notes for the three months ended July 31, 2023 (in thousands):

	Three Months Ended July 31, 2024	Three Months Ended July 31, 2023
Contractual interest expense	$1,964	$458
Amortization of issuance costs	274	265
Total interest expense for the 2029 Notes and 2026 Notes, respectively	$2,238	$723

The effective interest rate of the 2029 Notes for the three months ended July 31, 2024 was 8.00%. The effective interest rate of the 2026 Notes for the three months ended July 31, 2023 was 2.31%.

Revolving Credit Facility

In March 2023, we entered into a credit agreement with Bank of America, N.A., as administrative agent and letter of credit issuer, which was subsequently amended on October 27, 2023 and March 12, 2024 (as amended, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) in an amount equal to the lesser of (i) $50 million and (ii) a borrowing base calculated as the sum of (a) 80% of the value of certain of our eligible accounts receivable, plus (b) up to 100% of the value of eligible cash collateral. The Revolving Credit Facility will mature on October 25, 2024 and is secured by substantially all of our assets. As of July 31, 2024, there were no outstanding loans under the Revolving Credit Facility.

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

The Credit Agreement includes certain customary affirmative and negative covenants, including limitations on mergers, consolidations and sales of assets, limitations on liens, limitations on certain restricted payments and investments, limitations on transactions with affiliates and limitations on incurring additional indebtedness. In addition, the Credit Agreement requires maintenance of a minimum consolidated EBITDA, as defined in the Credit Agreement, of $15 million for the most recently completed four fiscal quarters as measured at the end of each fiscal quarter. As of July 31, 2024, we were in compliance with the Credit Agreement’s financial covenant.

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

We also lease certain manufacturing equipment under finance lease agreements that have terms ranging from 5 to 7 years.

The components of our lease costs are summarized as follows (in thousands):

	Three Months Ended July 31,
	2024	2023
Operating leases	$1,133	$1,140
Variable leases	463	351
Short-term leases	31	36
Finance leases:
Amortization of right-of-use assets	127	54
Interest on lease liabilities	137	27
Total lease costs	$1,891	$1,608

Supplemental consolidated balance sheet and other information related to our leases were as follows (in thousands, expect weighted average data):

Leases	Classification	July 31, 2024	April 30, 2024
Assets
Operating	Operating lease right-of-use assets	$40,741	$41,157
Finance	Property and equipment, net	8,984	9,270
Total leased assets		$49,725	$50,427

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$1,399	$1,354
Finance	Other current liabilities	1,472	1,450
Non-current:
Operating	Operating lease liabilities, less current portion	43,971	44,336
Finance	Finance lease liabilities, less current portion	6,725	7,101
Total lease liabilities		$53,567	$54,241

Weighted average remaining lease term (years):
Operating leases	15.5	15.7
Finance lease	5.6	5.8
Weighted average discount rate:
Operating leases	6.0%	6.0%
Finance lease	6.5%	6.5%

Supplemental cash flow information related to our leases were as follows (in thousands):

	Three Months Ended July 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$973	$1,119
Operating cash flows from finance leases	141	27
Financing cash flows from finance leases	350	130
Non-cash transaction:
Unpaid finance lease obligation	263	–

As of July 31, 2024, the maturities of our lease liabilities, which includes those derived from lease renewal options that we considered it reasonably certain that we would exercise, were as follows (in thousands):

Fiscal Year Ending April 30,	Operating Leases	Finance Leases	Total
2025 (remaining period)	$3,056	$1,473	$4,529
2026	4,167	1,963	6,130
2027	4,199	1,754	5,953
2028	4,036	1,334	5,370
2029	4,147	1,334	5,481
Thereafter	52,272	2,002	54,274
Total lease payments	71,877	9,860	81,737
Less: imputed interest	(26,507)	(1,663)	(28,170)
Total lease liabilities	$45,370	$8,197	$53,567

Note 5 – Equity Compensation Plans

Stock Incentive Plans

As of July 31, 2024, we had an aggregate of 7,429,246 shares of our common stock reserved for issuance under our stock incentive plans, of which 6,528,876 shares were subject to outstanding stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) and 900,370 shares were available for future grants of stock-based awards.

Stock Options

The following summarizes our stock option transaction activity for the three months ended July 31, 2024:

	Stock Options	Grant Date Weighted Average Exercise Price
	(in thousands)
Outstanding at May 1, 2024	1,986	$6.68
Granted	–	$–
Exercised	(15)	$5.52
Canceled or expired	(77)	$12.26
Outstanding at July 31, 2024	1,894	$6.46

Restricted Stock Units

The following summarizes our RSUs transaction activity for the three months ended July 31, 2024:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at May 1, 2024	1,311	$14.08
Granted	1,438	$7.59
Vested and issued	(102)	$15.72
Forfeited	(17)	$14.23
Outstanding at July 31, 2024	2,630	$10.46

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

The following summarizes our PSUs transaction activity for the three months ended July 31, 2024:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at May 1, 2024	611	$15.30
Granted	1,239	$7.58
Vested and issued	–	$–
Forfeited	–	$–
Outstanding at July 31, 2024	1,850	$10.13

Employee Stock Purchase Plan

The Avid Bioservices, Inc. 2010 Employee Stock Purchase Plan (the “ESPP”) is a stockholder-approved plan under which employees can purchase shares of our common stock, based on a percentage of their compensation, subject to certain limits. The purchase price per share is equal to the lower of 85% of the fair market value of our common stock on the first trading day of the six-month offering period or on the last trading day of the six-month offering period. During the three months ended July 31, 2024, a total of 98,948 shares of our common stock were purchased under the ESPP at a purchase price of $5.41 per share. As of July 31, 2024, we had 750,270 shares of our common stock reserved for issuance under the ESPP.

Stock-Based Compensation

Stock-based compensation expense included in our unaudited condensed consolidated statements of loss and comprehensive loss for the three months ended July 31, 2024 and 2023 was comprised of the following (in thousands):

	Three Months Ended July 31,
	2024	2023
Cost of revenues	$1,131	$954
Selling, general and administrative	1,534	1,389
Total	$2,665	$2,343

As of July 31, 2024, the total estimated unrecognized compensation cost related to non-vested stock options and RSUs was $0.1 million and $25.5 million, respectively. These costs are expected to be recognized over weighted average vesting periods of 0.72 and 3.18 years, respectively. As of July 31, 2024, there was $10.6 million of total estimated unrecognized compensation cost related to non-vested PSUs associated with the Performance Periods ending April 30, 2025, 2026 and 2027. This cost is expected to be recognized over the weighted average vesting period of 1.53 years, however, we will assess the likelihood of achieving the predetermined financial metrics associated with each Performance Period on a quarterly basis and the expense recognized, if any, will be adjusted accordingly.

Note 6 – Deferred Compensation Plan

In July 2023, our Board of Directors approved and adopted the Avid Bioservices, Inc. Deferred Compensation Plan (the “DC Plan”). The DC Plan allows non-employee directors and certain highly compensated employees to defer a portion of their base compensation, cash bonuses, and certain RSU and PSU awards. As of July 31, 2024 and April 30, 2024, contributions to the DC Plan were $0.3 million and $0.2 million, respectively, and are included in other non-current liabilities and accrued compensation and benefits, respectively, on the unaudited condensed consolidated balance sheets at July 31, 2024 and April 30, 2024.

The RSU and PSU awards deferred under the DC Plan are required to be settled through the issuance of the Company’s common stock. The deferred compensation obligation for these awards is accounted for in accordance with the authoritative guidance of ASC 718, Compensation – Stock Compensation. As of July 31, 2024 and April 30, 2024, there were 94,961 and nil shares, respectively, of vested and deferred stock awards under the DC Plan. To date, no stock awards vested and deferred under the DC Plan have been settled through the issuance of the Company’s common stock.

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

The provision/(benefit) for income taxes recorded for the three months ended July 31, 2024 and 2023 differs from the U.S. federal statutory tax rate of 21% due primarily to the tax impact of stock-based compensation, non-deductible officers’ compensation, transportation fringe benefits, and valuation allowance (current year period only).

For the three months ended July 31, 2024 and 2023, we recorded an income tax expense/(benefit) of nil and $(0.6) million, respectively, resulting in an effective tax rate of approximately 0% and 22%, respectively.

We have no material uncertain tax position liabilities as of July 31, 2024 and April 30, 2024. It is our policy to recognize interest and penalties related to income tax matters in interest expense and other income (expense), net, respectively, in our unaudited condensed consolidated statements of loss and comprehensive loss. There was no accrued interest or penalties associated with uncertain tax positions as of July 31, 2024 and April 30, 2024.

Note 8 – Net Loss Per Common Share

Basic net loss per common share is computed by dividing our net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing our net loss by the sum of the weighted average number of shares of common stock outstanding during the period plus the potential dilutive effects of stock options, unvested RSUs, unvested PSUs, shares of common stock expected to be issued under our ESPP, and the 2026 Notes and 2029 Notes.

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

The following table presents the potential dilutive securities excluded from the calculation of diluted net loss per share for the periods presented as the effect of their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended July 31,
	2024	2023
Stock options	687	1,138
RSUs, PSUs and ESPP	1,225	907
2026 Notes	–	6,776
2029 Notes	16,180	–
Total potential dilutive securities	18,092	8,821

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

The following discussion and analysis of the financial condition and results of our operations should be read together with the unaudited condensed consolidated financial statements and related notes of Avid Bioservices, Inc. included in Part I Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2024, as filed with the SEC on July 2, 2024 (the “Annual Report on Form 10-K”) .

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results of operations to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under the section titled “Risk Factors” in our Annual Report on Form 10-K, those identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, and in other filings we may make with the Securities and Exchange Commission from time to time. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time, and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements and, except as required by law, assume no obligation and do not intend to update these forward-looking statements.

Overview

We are a dedicated contract development and manufacturing organization (“CDMO”) that provides a comprehensive range of services from process development to Current Good Manufacturing Practices (“CGMP”) clinical and commercial manufacturing of biologics for the biotechnology and biopharmaceutical industries. With over 30 years of experience producing biologics, our services include clinical and commercial drug substance manufacturing, bulk packaging, release and stability testing and regulatory submissions support. We also provide a variety of process development services, including cell line development, upstream and downstream development and optimization, analytical methods development, testing and characterization.

Strategic Objectives

We have a growth strategy that seeks to align with the growth of the biopharmaceutical drug substance contract services market. That strategy encompasses the following objectives:

•	Invest in additional capacity, capabilities and resources required for us to achieve our long-term growth strategy and meet the growth-demand of our customers’ programs, moving from development through to commercial manufacturing;
•	Broaden our market awareness through a diversified yet flexible marketing strategy;
•	Expand our customer base and programs with existing customers for both process development and manufacturing service offerings;
•	Explore and invest in strategic opportunities both within our core business as well as in adjacent and/or synergistic service offerings in order to enhance and/or broaden our capabilities; and
•	Increase our operating profit margin to best-in-class within our industry.

First Fiscal Quarter Highlights

The following summarizes select highlights from our first fiscal quarter ended July 31, 2024:

•	Reported revenues of $40.2 million, an increase of 6%, or $2.4 million, compared to the same prior year period; and
•	Expanded our customer base and programs with existing customers and ended the quarter with a backlog of approximately $219 million compared to approximately $189 million at the end of the same quarter in fiscal 2024.

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

We intend for this discussion to provide the reader with information that will assist in understanding our unaudited condensed consolidated financial statements, the changes in certain key items in those unaudited condensed consolidated financial statements from period to period and the primary factors that accounted for those changes.

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

Other Income (Expense), Net

Other income (expense), net primarily consists of interest earned on our cash and cash equivalents, net of gains (losses) from the disposal of long-lived assets, and unrealized loss from an investment in equity securities.

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

Results of Operations

The following table compares the results of our operations for the three months ended July 31, 2024 and 2023 (in thousands):

	Three Months Ended July 31,
	2024	2023	$ Change
Revenues	$40,173	$37,726	$2,447
Cost of revenues	34,460	33,626	834
Gross profit	5,713	4,100	1,613
Operating expenses:
Selling, general and administrative	8,169	6,263	1,906
Total operating expenses	8,169	6,263	1,906
Operating loss	(2,456)	(2,163)	(293)
Interest expense	(2,454)	(825)	(1,629)
Other income (expense), net	(624)	258	(882)
Net loss before income taxes	(5,534)	(2,730)	(2,804)
Income tax benefit	–	(608)	608
Net loss	$(5,534)	$(2,122)	$(3,412)

Three Months Ended July 31, 2024 Compared to Three Months Ended July 31, 2023

Revenues

Revenues for the three months ended July 31, 2024 were $40.2 million compared to $37.7 million for the same period in the prior year, an increase of approximately $2.4 million, or 6%. The increase was primarily attributed to an increase in process development revenues. The following table compares revenues by revenue stream for the three months ended July 31, 2024 and 2023 (in thousands):

	Three Months Ended July 31,
	2024	2023	Change
Manufacturing revenues	$33,971	$33,420	$551
Process development revenues	6,202	4,306	1,896
Total revenues	$40,173	$37,726	$2,447

Gross Profit

Gross profit for the three months ended July 31, 2024 was $5.7 million (14% gross margin) compared to a gross profit of $4.1 million (11% gross margin) for the same period in the prior year.  The increase in gross profit during the three months ended July 31, 2024, as compared to the same prior year period was primarily driven by increased revenues and lower material costs used for customer programs, partially offset by increases in compensation and benefit related expenses, facility, manufacturing and other related expenses, and depreciation expense.

Selling, General and Administrative Expenses

SG&A expenses were $8.2 million for the three months ended July 31, 2024 compared to $6.3 million for the same period in the prior year, an increase of $1.9 million, or 30%. The net increase in SG&A expenses can be attributed to the following components:

$ millions
Increase in compensation and benefit related expenses	$1.0
Increase in audit, legal, consulting and other consulting fees	0.7
Net increase in all other SG&A expenses	0.2
Total increase in SG&A expenses	$1.9

As a percentage of revenues, SG&A expenses for the three months ended July 31, 2024 and 2023 were 20% and 17%, respectively.

Operating Loss

Operating loss was $2.5 million for the three months ended July 31, 2024 compared to $2.2 million for the same period in the prior year. This $0.3 million increase in year-over-year operating loss can be attributed to the $1.9 million increase in SG&A expenses, offset by the $1.6 million increase in gross profit.

Interest Expense

Interest expense was $2.5 million for the three months ended July 31, 2024 compared to $0.8 million for the same period in the prior year. This increase of approximately $1.6 million can primarily be attributed to $2.3 million of increased interest expense associated with our 2029 Notes (as defined below), partially offset by $0.8 million of interest capitalized as construction-in-progress.

Other Income (Expense), net

Other income (expense), net (“OI&E”) was expense of $0.6 million for the three months ended July 31, 2024 compared to income of $0.3 million for the same period in the prior year. This $0.9 million decrease in year-over-year OI&E can primarily be attributed to a $0.9 million unrealized loss from an investment in an equity security.

Income Tax (Benefit)

We recorded no income tax (benefit) expense for the three months ended July 31, 2024 compared to income tax (benefit) of $0.6 million for the same prior year period. This decrease in our income tax provision can primarily be attributed to the recording of a valuation allowance during the fourth quarter of fiscal 2024 to offset our deferred tax assets. Our effective tax rate for the current year period was approximately 0% and was computed based on the U.S. federal statutory rate of 21% adjusted primarily for the tax impact of stock-based compensation, non-deductible officers’ compensation, transportation fringe benefits, and valuation allowance. Our effective tax rate for the same prior year period was approximately 22% and was computed based on the U.S. federal statutory rate of 21% adjusted primarily for the tax impact of stock-based compensation, non-deductible officers’ compensation, and transportation fringe benefits.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash and cash equivalents on hand. As of July 31, 2024, we had cash and cash equivalents of $33.4 million. We believe that our existing cash and cash equivalents on hand and our anticipated cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months from the date of this Quarterly Report.

We expect our short-term (the next 12 months) operations and capital requirements will be supported by our existing cash and cash equivalents and anticipated cash flows from operations. If our existing cash and cash equivalents on hand and our actual or anticipated cash flows from operations are not sufficient to support our operations or capital requirements, either in the near-term (the next 12 months) or the long-term (beyond the next 12 months), then we may seek to access capital through borrowing arrangements and/or through the public or private offering of our equity or debt securities. We may raise these funds at the appropriate time, accessing the form of capital that we determine is most appropriate considering the markets available to us and their respective costs of capital. These financings may not be available on acceptable terms, or at all. Our ability to raise additional capital in the equity and debt markets is dependent on several factors including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties including, but not limited to, our financial results, economic and market conditions, and global financial crises and economic downturns, which may cause extreme volatility and disruptions in capital and credit markets. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us, or it may contain restrictions on the operations of our business.

Cash Flows

The following table compares our cash flow activities for the three months ended July 31, 2024 and 2023 (in thousands):

	Three Months Ended July 31,
	2024	2023	$ Change
Net cash used in operating activities	$(3,680)	$(236)	$(3,444)
Net cash used in investing activities	$(1,311)	$(14,156)	$12,845
Net cash provided by financing activities	$266	$748	$(482)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended July 31, 2024 was a result of a $5.5 million net loss combined with a reduction in working capital as a result of a net change in operating assets and liabilities of $3.9 million, offset by non-cash adjustments to net loss of $5.8 million primarily related to depreciation and amortization, stock-based compensation, and amortization of debt issuance costs.

Net cash used in operating activities for the three months ended July 31, 2023 was a result of a $2.1 million net loss combined with a reduction in working capital as a result of a net change in operating assets and liabilities of $2.9 million, offset by non-cash adjustments to net loss of $4.8 million primarily related to depreciation and amortization, stock-based compensation, amortization of debt issuance costs, and deferred income taxes.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended July 31, 2024 and 2023 consisted of $1.3 million and $14.2 million, respectively, used to acquire property and equipment primarily related to our facilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended July 31, 2024 consisted of $0.6 million in net proceeds from the issuance of common stock under our equity compensation plans, offset by $0.4 million in principal payments on finance leases.

Net cash provided by financing activities for the three months ended July 31, 2023 consisted of $0.9 million in net proceeds from the issuance of common stock under our equity compensation plans, offset by $0.1 million in principal payments on a finance lease.

Cash Requirements

Our material cash requirements include the following contractual and other obligations:

Convertible Senior Notes Due 2029

In March 2024, we completed the Offering of $160.0 million aggregate principal amount of 7.00% convertible senior notes due 2029 (the “2029 Notes”). We received net proceeds from the Offering of approximately $153.5 million, after deducting placement agent’s commissions and other debt issuance related expenses of approximately $6.5 million.

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

We may not redeem the 2029 Notes prior to the March 1, 2029 maturity date. For additional information regarding the 2029 Notes, see Note 3, Debt, of the notes to unaudited condensed consolidated financial statements.

Leases

We lease certain office, manufacturing, laboratory, and warehouse space located in Orange County, California under operating lease agreements. Our leased facilities have original lease terms ranging from 7 to 12 years, contain multi-year renewal options, and scheduled rent increases of 3% on either an annual or biennial basis. We also lease certain manufacturing equipment under finance lease agreements that have lease terms ranging from 5 to 7 years. As of July 31, 2024, we had outstanding lease payment obligations of approximately $81.7 million, of which $4.5 million is payable in the remainder of fiscal 2025, $6.1 million is payable in fiscal 2026, $6.0 million is payable in fiscal 2027, $5.4 million is payable in fiscal 2028, $5.5 million is payable in fiscal 2029, and $54.2 million is payable thereafter.

Capital Expenditures

We currently anticipate that cash required for capital expenditures during fiscal 2025 will be approximately $5 million, which includes accrued and unpaid capital expenditures of approximately $3.1 million as of July 31, 2024.

Revolving Credit Facility

In March 2023, we entered into a credit agreement with Bank of America, N.A., as administrative agent and letter of credit issuer, which was subsequently amended on October 27, 2023 and March 12, 2024 (as amended, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) in an amount equal to the lesser of (i) $50 million, and (ii) a borrowing base calculated as the sum of (a) 80% of the value of certain of our eligible accounts receivable, plus (b) up to 100% of the value of eligible cash collateral. The Revolving Credit Facility will mature on October 25, 2024 and is secured by substantially all of our assets. As of July 31, 2024, there were no outstanding loans under the Revolving Credit Facility.

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

The Credit Agreement includes certain customary affirmative and negative covenants, including limitations on mergers, consolidations and sales of assets, limitations on liens, limitations on certain restricted payments and investments, limitations on transactions with affiliates and limitations on incurring additional indebtedness. In addition, the Credit Agreement requires maintenance of a minimum consolidated EBITDA, as defined in the Credit Agreement, of $15 million for the most recently completed four (4) fiscal quarters as measured at the end of each fiscal quarter. As of July 31, 2024, we were in compliance with the Credit Agreement’s financial covenant.

The Credit Agreement also provides for certain customary events of defaults, including, among others, failure to make payments, breach of representations and warranties, and default of covenants.

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We review our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. During the three months ended July 31, 2024, there were no significant changes in our critical accounting policies as previously disclosed by us in Part II, Item 7 of our Annual Report on Form 10-K.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements applicable to us, please refer to Note 2, Summary of Significant Accounting Policies, in the accompanying notes to our unaudited condensed consolidated financial statements.

Backlog

Our backlog represents, as of a point in time, expected future revenue from contracted work not yet completed. As of July 31, 2024, our backlog was approximately $219 million, as compared to approximately $193 million as of April 30, 2024. While we anticipate a significant amount of our backlog will be recognized as revenue over the next five fiscal quarters, our backlog is subject to a number of risks and uncertainties, including but not limited to: (i) the risk that a customer timely cancels its commitments prior to our initiation of services, in which case we may be required to refund some or all of the amounts paid to us in advance under those canceled commitments; (ii) the risk that a customer may experience delays in its program(s) or otherwise, which could result in the postponement of anticipated services; (iii) the risk that we may not successfully execute on all customer projects; and (iv) the risk that commencement of customer projects may be postponed due to supply chain delays, any of which could have a negative impact on our liquidity, reported backlog and future revenues and profitability.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the three months ended July 31, 2024, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K.

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2024, the end of the period covered by this Quarterly Report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 31, 2024.

Changes in Internal Control over Financial Reporting

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

Management, under the oversight of the audit committee of our board of directors, implemented controls intended to remediate the foregoing material weakness. These controls include the initial and periodic review of covenants, acceleration clauses, events of default, and other pertinent information in our debt agreements to enable management to assess whether any of these provisions impact our financial reporting.

During the quarter ended July 31, 2024, we successfully completed the testing necessary to conclude that the material weakness has been remediated.

Except those described above, there were no significant changes in our internal control over financial reporting, during the quarter ended July 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II —OTHER INFORMATION

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

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found under the heading “Risk Factors” below and should be carefully considered, together with other information in this Quarterly Report and our other filings with the Securities and Exchange Commission (“SEC”) before making investment decisions regarding our common stock.

Risks Related to Our Business

•	A significant portion of our revenues comes from a limited number of customers.

•	We generally do not have long-term customer contracts and our backlog cannot be relied upon as a future indicator of revenues.

•	We are making a significant investment by expanding our CDMO service offering into the development and manufacture of viral vectors which will subject us to a number of risks and uncertainties that could adversely affect our operations and financial results.

•	We have made a significant capital investment in our facilities in order to meet potential future biologics development and manufacturing needs and, as a result, we depend on the success of attracting new and retaining existing customers’ business.

•	We rely on third parties to supply most of the necessary raw materials and supplies for the products we manufacture on behalf of our customers and our inability to obtain such raw materials or supplies may adversely impact our business, financial condition, and results of operations.

•	All of our manufacturing facilities are situated in Orange County, California, which increases our exposure to significant disruption to our business as a result of unforeseeable developments in a single geographic area.

•	Our manufacturing services are highly complex, and if we are unable to provide quality and timely services to our customers, our business could suffer.

•	If we do not enhance our existing, or introduce new, service offerings in a timely manner, our offerings may become obsolete or noncompetitive over time, customers may not buy our offerings and our revenues and profitability may decline.

•	Any claims beyond our insurance coverage limits, or that are otherwise not covered by our insurance, may result in substantial costs and a reduction in our available capital resources.

•	Third parties may claim that our services or our customers’ products infringe on or misappropriate their intellectual property rights.

•	We may be subject to various litigation claims and legal proceedings.

•	We and the third parties with whom we work are subject to stringent and evolving laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims); fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

•	Our information technology systems, or those of the third parties with whom we work, or our data are or were compromised, and we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss or revenue or profits; and other adverse consequences that which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to Our Customers

•	The consumers of the products we manufacture for our customers may significantly influence our business, financial condition, and results of operations.

•	Our customers’ failure to receive or maintain regulatory approval for their product candidates could negatively impact our revenues and profitability.

•	We depend on spending and demand from our customers for our contract manufacturing and development services and any reduction in spending or demand, whether due to a deterioration in macroeconomic conditions or unfavorable research and development results, could have a material adverse effect on our revenues and profitability.

Risks Related to the Industry in Which We Operate

•	Failure to comply with existing and future regulatory requirements could adversely affect our business, financial condition, and results of operations.

•	We operate in a highly competitive market and competition may adversely affect our business.

Risks Related to the Ownership of Our Common Stock

•	Our issuance of additional capital stock pursuant to our stock incentive plan, or in connection with financings, acquisitions, or otherwise will dilute the interests of other security holders and may depress the price of our common stock.

•	The price of our common stock has been and may continue to be highly volatile and may adversely affect the liquidity of our common stock.

Risks Related to Our Outstanding 2029 Notes

•	We may not have sufficient cash flow from our business to make payments on our significant debt when due, and we may incur additional indebtedness in the future.

•	The conditional conversion feature of our 2029 Notes, if triggered, may adversely affect our financial condition and operating results.

•	Our failure to comply with the covenants under our Indenture applicable to the 2029 Notes could trigger an event of default under the Indenture and result in the 2029 Notes being declared immediately due and payable.

Risk Factors

You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report, including our consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making a decision to invest in our securities. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently believe are not material, also may become important factors that affect us and impair our business operations. The occurrence of any of the events or developments discussed in the risk factors below could have a material and adverse impact on our business, financial condition, results of operations and cash flows and, in such case, our future prospects would likely be materially and adversely affected. The risk factors set forth below marked with an asterisk (*) next to the title contain changes to the similarly titled risk factor included in, Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2024.

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

Our rapid growth during the past several fiscal years may not be indicative of our future growth, and if we continue to grow rapidly, we may fail to manage our growth effectively.*

While fiscal 2024 revenues were down from the prior fiscal year, since the fiscal year ended April 30, 2020 through the fiscal year ended April 30, 2024, our revenues have grown approximately 134%. We believe our ability to continue to experience revenue growth will depend on a number of factors, including our ability to:

•	continue to expand our customer base, including for our recently completed cell and gene facility, and identify and focus on additional development and manufacturing opportunities with existing customers;
•	effectively compete with our competitors in the contract development and manufacturing sector;
•	continue to broaden our market awareness through a diversified, yet flexible, marketing strategy; and
•	selectively pursue complementary or adjacent service offerings, either organically or through acquisition.

Moreover, we continue to expand our headcount and operations. Since fiscal 2020 through fiscal 2024, our headcount has grown by 144 employees, or approximately 63%. We anticipate that we will continue to expand our operations and headcount in the near term and beyond. This potential future growth could place a significant strain on our management, administrative, operational and financial resources, company culture and infrastructure. Our success will depend in part on our ability to manage this growth effectively while retaining personnel. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in adding new customers, maintaining our strong quality systems, declines in quality or customer satisfaction, increases in costs, system failures, difficulties in introducing new features or solutions, the need for more capital than we anticipate or other operational difficulties, and any of these difficulties could harm our business performance and results of operations.

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

As of April 30, 2024, we had federal and state NOL carry-forwards of approximately $454.6 million and $281.1 million, respectively. The federal NOL carryforwards generated prior to January 1, 2018 expire in various fiscal years through 2038, unless previously utilized. The federal NOL carryforwards generated after January 1, 2018 of $95.6 million can be carried forward indefinitely under current law, but can only be utilized to offset up to 80% of future taxable income. In addition, utilization of NOL carryforwards may be subject to a substantial annual limitation pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions due to “ownership changes” that have occurred previously or that could occur in the future. In general, an “ownership change,” as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. A Section 382 analysis has been completed through the fiscal year ended April 30, 2024, that concluded no such ownership change had occurred. However, if there were any ownership changes occurring subsequent to April 30, 2024 that could impact the utilization of our NOL carryforwards and other tax attributes. Additionally, states may impose other limitations on the use of state NOL carryforwards. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization. If we were not able to utilize our NOL carryforwards, we would be required to use our cash resources to pay taxes that would otherwise have been offset, thereby reducing our liquidity.

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

Our information technology systems, or those of the third parties with whom we work, or our data are or were compromised, and we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss or revenue or profits; and other adverse consequences that which could have a material adverse effect on our business, financial condition, results of operations and cash flows.*

In the ordinary course of our business, we and the third parties with whom we work process sensitive data, and, as a result, we and the third parties with whom we work face a variety of evolving threats that could and have caused security incidents. We are also increasingly dependent upon sophisticated information technology systems and infrastructure in connection with the conduct of our business. We must constantly update our information technology infrastructure and our various current information technology systems may not continue to meet our current and future business needs. Furthermore, modification, upgrade or replacement of such systems may be costly. Due to the size and complexity of our information technology systems, any breakdown, interruption, corruption or unauthorized access to or cyber-attack on these systems could create system disruptions, shutdowns or unauthorized disclosure of sensitive data.

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

In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. For example, a third-party vendor’s system previously experienced a ransomware attack that affected one of our non-production servers, which was not connected to our network. This incident was not material to us; however, there remains a risk that our data or systems could face future ransomware attacks or other cybersecurity incidents, and such incidents could potentially be material.

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

We take steps designed to detect, mitigate, and remediate vulnerabilities in our information technology systems. We may not, however, detect and remediate all such vulnerabilities, including new vulnerabilities in technologies thought to be previously secure, on a timely basis or at all. Further, we may experience delays in deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

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

Risks Related to the Ownership of Our Common Stock

If our internal control over financial reporting is not effective, our business could be adversely affected.*

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

In March 2024, we identified a material weakness in our internal control over financial reporting related to the lack of an effectively designed control activity in accounting for debt and related interest. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of April 30, 2024.

Management, under the oversight of the audit committee of our board of directors, implemented controls intended to remediate the material weakness. These controls include the initial and periodic review of covenants, acceleration clauses, events of default, and other pertinent information in our debt agreements to enable management to assess whether any of these provisions impact our financial reporting. During the quarter ended July 31, 2024, we successfully completed the testing necessary to conclude that the material weakness has been remediated.

We can give no assurance that material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Our controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Any failure to maintain effective internal control over financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding, or an inaccurate understanding, of our financial results or financial condition. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC or other regulatory authorities. In either case, a material adverse effect on our business could result from ineffective internal controls. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

Risks Related to Our Outstanding 2029 Notes

We may not have sufficient cash flow from our business to make payments on our significant debt when due, and we may incur additional indebtedness in the future.*

In March 2024, we issued the 2029 Notes (see Note 3, Debt, of the notes to unaudited condensed consolidated financial statements) in a private offering to qualified institutional buyers pursuant to Section 4(a)(2) under the Securities Act. We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Our ability to make scheduled payments of the principal and to pay interest on or to refinance our indebtedness, including the 2029 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

In addition, we may incur substantial additional debt in the future, subject to the restrictions contained in our credit agreement with Bank of America entered into in March 2023 (see Note 3, Debt, of the notes to unaudited condensed consolidated financial statements) and any future debt agreements, some of which may be secured debt. We are not restricted under the terms of the Indenture governing the 2029 Notes, from incurring additional debt, securing existing or future debt, recapitalizing our debt, repurchasing our stock, pledging our assets, making investments, paying dividends, guaranteeing debt or taking a number of other actions that are not limited by the terms of the Indenture governing the 2029 Notes that could have the effect of diminishing our ability to make payments on the 2029 Notes when due.

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

Item 5.	Other Information

There are no disclosures required by this Item, including those relating to Rule 10b5-1 trading arrangements and non-Rule 10b5-1 trading arrangements as those terms are defined in Item 408(a) of Regulation of S-K.

Item 6.	Exhibits

(a)	Exhibits:

3.1	Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on July 2, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 7, 2021).
3.2	Certificate of Amendment to Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on October 19, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 21, 2022).
3.3	Amended and Restated Bylaws, as adopted on June 19, 2023 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on June 23, 2023).
10.1	Second Amendment to Avid Bioservices, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 29, 2024).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).*

________________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVID BIOSERVICES, INC.

Dated: September 9, 2024	By:	/s/ Nicholas S. Green
Nicholas S. Green
President and Chief Executive Officer
(Principal Executive Officer)

Dated: September 9, 2024	By:	/s/ Daniel R. Hart
Daniel R. Hart
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

