Form 10-Q
period 2024-10-31
Avid Bioservices, Inc.
filed 2024-12-10
CIK 704562

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

or

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

63,963,302 shares of registrant’s common stock were outstanding as of December 3, 2024.

AVID BIOSERVICES, INC.

Form 10-Q

For the Fiscal Quarter Ended October 31, 2024

TABLE OF CONTENTS

As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “we,” “us,” “our,” and the “Company” refer to Avid Bioservices, Inc. and its subsidiary.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

avid bioservices, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except par value)

	October 31, 2024	April 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$33,415	$38,106
Accounts receivable, net	18,411	16,644
Contract assets	11,803	12,364
Inventory	28,073	30,375
Prepaid expenses and other current assets	4,803	6,513
Total current assets	96,505	104,002
Property and equipment, net	182,244	186,514
Operating lease right-of-use assets	40,321	41,157
Other assets	4,412	4,884
Total assets	$323,482	$336,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,251	$20,667
Accrued compensation and benefits	8,222	5,437
Contract liabilities	51,671	39,887
Current portion of operating lease liabilities	1,445	1,354
Other current liabilities	3,567	3,221
Total current liabilities	74,156	70,566
Convertible senior notes, net	154,147	153,593
Operating lease liabilities, less current portion	43,591	44,336
Finance lease liabilities, less current portion	6,343	7,101
Other liabilities	437	72
Total liabilities	278,674	275,668

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at respective dates	–	–
Common stock, $0.001 par value; 150,000 shares authorized; 63,956 and 63,568 shares issued and outstanding at respective dates	64	64
Additional paid-in capital	639,555	632,696
Accumulated deficit	(594,811)	(571,871)
Total stockholders’ equity	44,808	60,889
Total liabilities and stockholders’ equity	$323,482	$336,557

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS (Unaudited)

(In thousands, except per share information)

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023

Revenues	$33,482	$25,395	$73,655	$63,121
Cost of revenues	35,527	30,060	69,987	63,686
Gross profit (loss)	(2,045)	(4,665)	3,668	(565)

Operating expenses:
Selling, general and administrative	10,586	6,557	18,755	12,820
Total operating expenses	10,586	6,557	18,755	12,820
Operating loss	(12,631)	(11,222)	(15,087)	(13,385)
Interest expense	(3,276)	(827)	(5,730)	(1,652)
Other income (expense), net	(1,499)	140	(2,123)	398
Net loss before income taxes	(17,406)	(11,909)	(22,940)	(14,639)
Income tax benefit	–	(2,388)	–	(2,996)
Net loss	$(17,406)	$(9,521)	$(22,940)	$(11,643)
Comprehensive loss	$(17,406)	$(9,521)	$(22,940)	$(11,643)

Net loss per share:
Basic and diluted	$(0.27)	$(0.15)	$(0.36)	$(0.18)

Weighted average common shares outstanding:
Basic and diluted	63,838	63,149	63,739	62,994

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

	Three Months Ended October 31, 2024
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at July 31, 2024	63,790	$64	$635,977	$(577,405)	$58,636
Common stock issued under equity compensation plans	166	–	109	–	109
Stock-based compensation expense	–	–	3,469	–	3,469
Net loss	–	–	–	(17,406)	(17,406)
Balance at October 31, 2024	63,956	$64	$639,555	$(594,811)	$44,808

	Three Months Ended October 31, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at July 31, 2023	63,111	$63	$623,445	$(433,240)	$190,268
Common stock issued under equity compensation plans	123	–	120	–	120
Stock-based compensation expense	–	–	2,466	–	2,466
Net loss	–	–	–	(9,521)	(9,521)
Balance at October 31, 2023	63,234	$63	$626,031	$(442,761)	$183,333

	Six Months Ended October 31, 2024
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at April 30, 2024	63,568	$64	$632,696	$(571,871)	$60,889
Common stock issued under equity compensation plans	388	–	725	–	725
Stock-based compensation expense	–	–	6,134	–	6,134
Net loss	–	–	–	(22,940)	(22,940)
Balance at October 31, 2024	63,956	$64	$639,555	$(594,811)	$44,808

	Six Months Ended October 31, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at April 30, 2023	62,692	$63	$620,224	$(431,118)	$189,169
Common stock issued under equity compensation plans	542	–	998	–	998
Stock-based compensation expense	–	–	4,809	–	4,809
Net loss	–	–	–	(11,643)	(11,643)
Balance at October 31, 2023	63,234	$63	$626,031	$(442,761)	$183,333

See accompanying notes to condensed consolidated financial statements.

avid bioservices, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended October 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(22,940)	$(11,643)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,796	5,433
Stock-based compensation	6,134	4,809
Amortization of debt issuance costs	585	639
Deferred income taxes	–	(3,009)
Loss on disposal of property and equipment	–	46
Changes in operating assets and liabilities:
Accounts receivable, net	(1,767)	4,919
Contract assets	561	(1,238)
Inventory	2,302	5,325
Prepaid expenses and other assets	2,151	(7,909)
Accounts payable	(9,370)	4,344
Accrued compensation and benefits	2,785	(4,536)
Contract liabilities	11,784	8,808
Other accrued expenses and liabilities	1,293	20
Net cash provided by operating activities	314	6,008

Cash flows from investing activities:
Purchase of property and equipment	(4,758)	(21,624)
Net cash used in investing activities	(4,758)	(21,624)

Cash flows from financing activities:
Proceeds from issuance of common stock under equity compensation plans	725	998
Proceeds from finance lease	–	7,412
Principal payments on finance leases	(972)	(262)
Net cash (used in) provided by financing activities	(247)	8,148

Net decrease in cash and cash equivalents	(4,691)	(7,468)
Cash and cash equivalents, beginning of period	38,106	38,892
Cash and cash equivalents, end of period	$33,415	$31,424

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,449	$593
Cash paid for income taxes	$33	$14

Supplemental disclosures of non-cash activities:
Unpaid purchases of property and equipment	$240	$7,972
Unpaid interest capitalized as construction-in-progress	$–	$112

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

On November 6, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Space Finco, Inc., a Delaware corporation (“Parent”), and Space Mergerco, Inc., a Delaware corporation and direct wholly owned subsidiary of Parent (“Merger Sub”). Refer to Note 10, “Subsequent Events,” for more information.

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

The following table summarizes our revenue streams (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Manufacturing revenues	$27,275	$20,128	$61,246	$53,548
Process development revenues	6,207	5,267	12,409	9,573
Total revenues	$33,482	$25,395	$73,655	$63,121

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

During the three and six months ended October 31, 2024, we recognized revenues of $7.0 million and $27.5 million, respectively, for which the contract liability was recorded in a prior period.

During the three and six months ended October 31, 2023, we recognized revenues of $4.0 million and $20.8 million, respectively, for which the contract liability was recorded in a prior period.

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

There were no material adjustments in estimates for variable consideration for the three and six months ended October 31, 2024. During the three and six months ended October 31, 2023, changes in estimates for variable consideration resulted in a decrease in revenues of $1.8 million and $3.2 million, respectively, which was attributed to an insolvent customer combined with consideration under a contract where uncertainties had been resolved.

We apply the practical expedient available under ASC 606 that permits us not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. As of October 31, 2024, we do not have any unsatisfied performance obligations for contracts greater than one year.

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

Based on our analysis of our accounts receivable balance as of October 31, 2024 and April 30, 2024, we determined an allowance for doubtful accounts of $1.8 million and $2.3 million, respectively, was deemed necessary.

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

Costs for property and equipment not yet placed into service have been capitalized as construction-in-progress. These costs are primarily related to equipment and leasehold improvements associated with our manufacturing facilities and will be depreciated in accordance with the above guidelines once placed into service. Interest costs incurred during construction of major capital projects are capitalized as construction-in-progress until the underlying asset is ready for its intended use, at which point the interest costs are amortized as depreciation expense over the life of the underlying asset. Interest capitalized as construction-in-progress for the three and six months ended October 31, 2024 was nil and $0.8 million, respectively. Interest capitalized as construction-in-progress for the three and six months ended October 31, 2023 was $0.2 million and $0.3 million, respectively. All of our property and equipment are located in the United States. Property and equipment consist of the following (in thousands):

	October 31, 2024	April 30, 2024
Leasehold improvements	$153,358	$103,178
Laboratory and manufacturing equipment	43,856	41,497
Computer equipment and software	4,458	4,236
Furniture, fixtures and office equipment	2,308	1,730
Construction-in-progress	21,625	72,502
Total property and equipment, gross	225,605	223,143
Less: accumulated depreciation and amortization	(43,361)	(36,629)
Total property and equipment, net	$182,244	$186,514

Depreciation and amortization expense for the three and six months ended October 31, 2024 was $4.0 million and $6.8 million, respectively.

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

Impairment

Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. If such events or changes in circumstances arise, we compare the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the long-lived assets are determined to be impaired, any excess of the carrying value of the long-lived assets over its estimated fair value is recognized as an impairment loss. For the six months ended October 31, 2024 and 2023, there were no indicators of impairment of the value of our long-lived assets and no cumulative impairment losses were recognized.

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

Debt Issuance Costs

Debt issuance costs related to convertible senior notes are recorded as a deduction that is netted against the principal value of the debt and are amortized to interest expense using the effective interest method over the contractual term of the debt other than when new convertible senior notes are considered a modification of convertible senior notes for the same creditor, then the debt issuance costs are expensed as incurred (Note 3, “Debt”).

Debt issuance costs related to the revolving credit facility are included in prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets and are amortized to interest expense over the contractual term of the revolving credit facility (Note 3, “Debt”).

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

As of October 31, 2024 and April 30, 2024, our Level 1 financial assets consisted of our cash equivalents invested in money market funds of $27.9 million and $27.6 million, respectively, and our other current assets related to investments in equity securities of $1.7 million and $4.4 million, respectively. Our Level 1 financial assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs). We did not have any Level 2 or Level 3 financial assets as of October 31, 2024 and April 30, 2024.

We consider the fair value of our convertible senior notes to be a Level 2 financial liability due to limited trading activity of the convertible senior notes (Note 3, “Debt”). We did not have any other Level 2 or Level 3 financial liabilities as of October 31, 2024 and April 30, 2024.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The standard requires new financial statement disclosures in tabular format, in the notes to financial statements, of specified information about certain costs and expenses. The amendments in this update do not change or remove current expense disclosure requirements. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, which will be our fiscal year ending April 30, 2028, and interim reporting periods within fiscal years beginning after December 15, 2027, which will be our fiscal year 2029 beginning May 1, 2028. Early adoption is permitted and the amendments in this update should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact the adoption of ASU 2024-03 will have on our consolidated financial statements and related disclosures.

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

As of October 31, 2024, the conditions allowing holders of the 2029 Notes to convert had not been met and, therefore, the 2029 Notes are classified as a long-term liability on the unaudited condensed consolidated balance sheets at October 31, 2024 and April 30, 2024.

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

The 2026 Notes were senior unsecured obligations and accrued interest at a rate of 1.25% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. The 2026 Notes were to mature on March 15, 2026, unless earlier redeemed or repurchased by us or converted at the option of the holders. The 2026 Notes were convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election in the manner and subject to the terms and conditions provided in the indenture governing the 2026 Notes (the “2026 Notes Indenture”).

Subsequent to the closing of the Offering described above, during March 2024, we repurchased and paid off the remaining balance of the 2026 Notes.

Net Carrying Amount of 2029 Notes

The net carrying amount of the 2029 Notes is as follows (in thousands):

	October 31, 2024	April 30, 2024
Principal	$160,000	$160,000
Unamortized issuance costs	(5,853)	(6,407)
Net carrying amount	$154,147	$153,593

As of October 31, 2024, the estimated fair value of the 2029 Notes was approximately $220.0 million. The fair value was determined based on the last actively traded price per $100 of the 2029 Notes for the period ended October 31, 2024 (Level 2).

The following table summarizes the components of interest expense related to the 2029 Notes for the three and six months ended October 31, 2024, and the 2026 Notes for the three and six months ended October 31, 2023 (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
	(2029 Notes)	(2026 Notes)	(2029 Notes)	(2026 Notes)
Contractual interest expense	$2,800	$453	$4,764	$911
Amortization of issuance costs	280	266	554	531
Total interest expense	$3,080	$719	$5,318	$1,442

The effective interest rate of the 2029 Notes for the three and six months ended October 31, 2024 was 8.00%. The effective interest rate of the 2026 Notes for the three and six months ended October 31, 2023 was 2.31%.

Revolving Credit Facility

In March 2023, we entered into a credit agreement with Bank of America, N.A., as administrative agent and letter of credit issuer, which was subsequently amended on October 27, 2023 and March 12, 2024 (as amended, the “Credit Agreement”). The Credit Agreement provided for a revolving credit facility (the “Revolving Credit Facility”) in an amount equal to the lesser of (i) $50 million and (ii) a borrowing base calculated as the sum of (a) 80% of the value of certain of our eligible accounts receivable, plus (b) up to 100% of the value of eligible cash collateral. In addition, we paid a quarterly unused revolving line facility fee of 0.25% per annum on the average unused facility.

The Revolving Credit Facility matured on October 25, 2024, without us drawing upon the facility throughout its term.

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

We also lease certain manufacturing equipment under finance lease agreements that have terms of up to 5 years.

The components of our lease costs are summarized as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Operating lease cost	$1,138	$1,150	$2,271	$2,290
Variable lease cost	494	424	957	775
Short-term lease cost	33	31	64	67
Finance lease costs:
Amortization of right-of-use assets	126	54	253	108
Interest on lease liabilities	131	25	268	52
Total lease cost	$1,922	$1,684	$3,813	$3,292

Supplemental consolidated balance sheet and other information related to our leases were as follows (in thousands, expect weighted average data):

Leases	Classification	October 31, 2024	April 30, 2024
Assets
Operating	Operating lease right-of-use assets	$40,321	$41,157
Finance	Property and equipment, net	8,695	9,270
Total leased assets		$49,016	$50,427

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$1,445	$1,354
Finance	Other current liabilities	1,494	1,450
Non-current:
Operating	Operating lease liabilities, less current portion	43,591	44,336
Finance	Finance lease liabilities, less current portion	6,343	7,101
Total lease liabilities		$52,873	$54,241

Weighted average remaining lease term (years):
Operating leases	15.2	15.7
Finance leases	1.3	5.8
Weighted average discount rate:
Operating leases	6.0%	6.0%
Finance leases	6.5%	6.5%

Supplemental cash flow information related to our leases were as follows (in thousands):

	Six Months Ended October 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,955	$2,149
Operating cash flows from finance leases	395	52
Financing cash flows from finance leases	972	262

As of October 31, 2024, the maturities of our lease liabilities, which includes those derived from lease renewal options that we considered it reasonably certain that we would exercise, were as follows (in thousands):

Fiscal Year Ending April 30,	Operating Leases	Finance Leases	Total
2025 (remaining period)	$2,043	$982	$3,025
2026	4,167	6,991	11,158
2027	4,199	419	4,618
2028	4,036	–	4,036
2029	4,147	–	4,147
Thereafter	52,272	–	52,272
Total lease payments	$70,864	$8,392	$79,256
Less: imputed interest	(25,828)	(555)	(26,383)
Total lease liabilities	$45,036	$7,837	$52,873

Note 5 – Equity Compensation Plans

Stock Incentive Plans

As of October 31, 2024, we had an aggregate of 11,063,435 shares of our common stock reserved for issuance under our stock incentive plans, of which 6,318,586 shares were subject to outstanding stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) and 4,744,849 shares were available for future grants of stock-based awards.

Stock Options

The following summarizes our stock option transaction activity for the six months ended October 31, 2024:

	Stock Options	Grant Date Weighted Average Exercise Price
	(in thousands)
Outstanding at May 1, 2024	1,986	$6.68
Granted	–	$–
Exercised	(32)	$6.09
Canceled or expired	(78)	$12.33
Outstanding at October 31, 2024	1,876	$6.45

Restricted Stock Units

The following summarizes our RSUs transaction activity for the six months ended October 31, 2024:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at May 1, 2024	1,311	$14.08
Granted	1,476	$7.66
Vested and issued	(251)	$13.97
Forfeited	(59)	$12.33
Outstanding at October 31, 2024	2,477	$10.31

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

The following summarizes our PSUs transaction activity for the six months ended October 31, 2024:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at May 1, 2024	611	$15.30
Granted	1,239	$7.58
Vested and issued	–	$–
Forfeited	(40)	$11.32
Outstanding at October 31, 2024	1,810	$10.11

Employee Stock Purchase Plan

The Avid Bioservices, Inc. 2010 Employee Stock Purchase Plan (the “ESPP”) is a stockholder-approved plan under which employees can purchase shares of our common stock, based on a percentage of their compensation, subject to certain limits. The purchase price per share is equal to the lower of 85% of the fair market value of our common stock on the first trading day of the six-month offering period or on the last trading day of the six-month offering period. During the six months ended October 31, 2024, a total of 98,948 shares of our common stock were purchased under the ESPP at a purchase price of $5.41 per share. As of October 31, 2024, we had 750,270 shares of our common stock reserved for issuance under the ESPP.

Stock-Based Compensation

Stock-based compensation expense included in our unaudited condensed consolidated statements of loss and comprehensive loss for the three and six months ended October 31, 2024 and 2023 was comprised of the following (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Cost of revenues	$1,457	$1,107	$2,588	$2,061
Selling, general and administrative	2,012	1,359	3,546	2,748
Total stock-based compensation expense	$3,469	$2,466	$6,134	$4,809

As of October 31, 2024, the total estimated unrecognized compensation cost related to non-vested stock options and RSUs was less than $0.1 million and $22.8 million, respectively. These costs are expected to be recognized over weighted average vesting periods of 0.48 and 2.96 years, respectively. As of October 31, 2024, there was $10.1 million of total estimated unrecognized compensation cost related to non-vested PSUs associated with the Performance Periods ending April 30, 2025, 2026 and 2027. This cost is expected to be recognized over the weighted average vesting period of 1.28 years, however, we will assess the likelihood of achieving the predetermined financial metrics associated with each Performance Period on a quarterly basis and the expense recognized, if any, will be adjusted accordingly.

Note 6 – Deferred Compensation Plan

In July 2023, our Board of Directors approved and adopted the Avid Bioservices, Inc. Deferred Compensation Plan (the “DC Plan”). The DC Plan allows non-employee directors and certain highly compensated employees to defer a portion of their base compensation, cash bonuses, and certain RSU and PSU awards. As of October 31, 2024 and April 30, 2024, contributions to the DC Plan were $0.4 million and $0.2 million, respectively, and are included in other non-current liabilities and accrued compensation and benefits, respectively, on the unaudited condensed consolidated balance sheets at October 31, 2024 and April 30, 2024.

The RSU and PSU awards deferred under the DC Plan are required to be settled through the issuance of the Company’s common stock. The deferred compensation obligation for these awards is accounted for in accordance with the authoritative guidance of ASC 718, Compensation – Stock Compensation. As of October 31, 2024 and April 30, 2024, there were 127,556 and nil shares, respectively, of vested and deferred stock awards under the DC Plan. To date, no stock awards vested and deferred under the DC Plan have been settled through the issuance of the Company’s common stock.

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

The provision/(benefit) for income taxes recorded for the three and six months ended October 31, 2024 and 2023 differs from the U.S. federal statutory tax rate of 21% due primarily to the tax impact of stock-based compensation, non-deductible officers’ compensation, transportation fringe benefits, and valuation allowance (current year periods only).

For the three and six months ended October 31, 2024, we recorded no income tax expense/(benefit) resulting in an effective tax rate of approximately 0%.

For the three and six months ended October 31, 2023, we recorded an income tax (benefit) of $(2.4) million and $(3.0) million, respectively, resulting in an effective tax rate of approximately 20% and 21%, respectively.

We have no material uncertain tax position liabilities as of October 31, 2024 and April 30, 2024. It is our policy to recognize interest and penalties related to income tax matters in interest expense and other income (expense), net, respectively, in our unaudited condensed consolidated statements of loss and comprehensive loss. There was no accrued interest or penalties associated with uncertain tax positions as of October 31, 2024 and April 30, 2024.

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

The following table presents the potential dilutive securities excluded from the calculation of diluted net loss per share for the periods presented as the effect of their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Stock options	862	877	748	962
RSUs, PSUs and ESPP	1,572	1,400	1,408	1,241
2026 Notes	–	6,776	–	6,776
2029 Notes	16,180	–	16,180	–
Total	18,614	9,053	18,336	8,979

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

Note 10 – Subsequent Events

On November 6, 2024, we entered the Merger Agreement with Parent and Merger Sub, providing for the merger of Merger Sub with and into us (the “Merger”, and together with the other transactions contemplated by the Merger Agreement, the “Transactions”), with us surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub were formed by affiliates of GHO Capital Partners LLP and Ampersand Capital Partners.

Under the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each (i) share of our common stock (the “Shares”) issued and outstanding as of immediately prior to the Effective Time (subject to certain exceptions set forth in the Merger Agreement) will be cancelled and cease to exist and automatically converted into the right to receive $12.50 in cash, without interest (the “Merger Consideration”), subject to applicable tax withholding; (ii) option to purchase Shares (“Company Option”) that is outstanding as of immediately prior to the Effective Time will accelerate and become fully vested and exercisable and will be cancelled and converted into the right to receive an amount in cash, without interest, equal to the product of (A) the total number of Shares subject to such Company Option immediately prior to the Effective Time, multiplied by (B) the excess of the Merger Consideration over the exercise price payable per Share under such Company Option, less applicable tax withholdings; (iii) RSU that is outstanding immediately prior to the Effective Time will be cancelled and converted into the right to receive an amount in cash, without interest, equal to the product of (A) the total number of Shares issuable in settlement of such RSU immediately prior to the Effective Time without regard to vesting, multiplied by (B) the Merger Consideration, less applicable tax withholdings; and (iv) PSU that is outstanding as of immediately prior to the Effective Time, will, to the extent unvested, vest in accordance with their terms at the greater of target performance (100%) and actual performance determined as of the end of the fiscal quarter immediately preceding the Effective Time, and each PSU will be cancelled and converted into solely the right to receive an amount in cash, without interest, equal to the product of (A) the total number of Shares (determined as set forth above) issuable in settlement of such PSU immediately prior to the Effective Time without regard to vesting, multiplied by (B) the Merger Consideration, less applicable tax withholdings.

Consummation of the Merger is subject to the satisfaction or waiver of certain conditions, including, but not limited to, (i) our receipt of the approval of our stockholders representing a majority of the outstanding Shares; (ii) expiration or termination of any waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”); (iii) absence of any law, order or injunction issued by any governmental body of competent jurisdiction preventing or making illegal the consummation of the Merger; (iv) the accuracy of the representations and warranties contained in the Merger Agreement (subject to specified materiality qualifiers); (v) compliance with the covenants and obligations under the Merger Agreement in all material respects; and (vi) absence of a material adverse effect with respect to us that is continuing as of the Effective Time.

The Merger Agreement contains customary termination rights for each of us and Parent. Upon termination of the Merger Agreement in accordance with its terms, under specified circumstances, we will be required to pay Parent a termination fee, including if the Merger Agreement is terminated due to (i) us accepting a Superior Proposal (as defined in the Merger Agreement) that was not the result of a material breach of our no-shop obligations; or (ii) our Board changing its recommendation that our stockholders vote in favor of the Merger, in which case the termination fee payable by us to Parent will be $32.0 million. The Merger Agreement further provides that Parent will be required to pay us a termination fee of $64.0 million in the event that the Merger Agreement is terminated under certain specified circumstances, including if the Merger Agreement is terminated by us following (i) Parent’s failure to consummate the Merger as required pursuant to, and in the circumstances specified in, the Merger Agreement; or (ii) Parent or Merger Sub’s breach of their representations, warranties or covenants (including its financing obligations) in a manner that would cause the related closing conditions to not be satisfied. The Merger Agreement further provides that Parent will be required to pay us a termination fee of $32.0 million in the event that the Merger Agreement is validly terminated after January 31, 2025 following Parent’s, or any of its Affiliates’, acquisition or agreement to acquire, or public announcement of the intent to acquire, any assets, business, division or any person that is a material, direct competitor of ours, and such acquisition is a proximate cause of the failure of the parties to receive any consents or approvals necessary in connection with the Merger under applicable antitrust laws.

In addition to the foregoing termination rights, and subject to certain limitations, we or Parent may terminate the Merger Agreement if the Merger is not consummated by May 6, 2025, subject to an automatic extension to November 6, 2025 if the Transactions have not been consummated, but the only closing condition that has not been satisfied or waived (other than those that are to be satisfied at the closing of the Transactions, each of which is capable of being satisfied) is the expiration or earlier termination of the waiting period under the HSR Act.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the unaudited condensed consolidated financial statements and related notes of Avid Bioservices, Inc. included in Part I Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2024, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 2, 2024 (the “Annual Report on Form 10-K”) .

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

Strategic Objectives

We have a growth strategy that seeks to align with the growth of the biopharmaceutical drug substance contract services market. That strategy encompasses the following objectives:

•	Invest in additional capacity, capabilities and resources required for us to achieve our long-term growth strategy and meet the growth-demand of our customers’ programs, moving from development through to commercial manufacturing;
•	Broaden our market awareness through a diversified yet flexible marketing strategy;
•	Expand our customer base and programs with existing customers for both process development and manufacturing service offerings;
•	Explore and invest in strategic opportunities both within our core business as well as in adjacent and/or synergistic service offerings in order to enhance and/or broaden our capabilities; and
•	Increase our operating profit margin to best-in-class within our industry.

Second Fiscal Quarter Highlights

The following summarizes select highlights from our second fiscal quarter ended October 31, 2024:

•	Reported revenues of $33.5 million, an increase of 32%, or $8.1 million, compared to the same prior year period; and
•	Expanded our customer base and programs with existing customers and ended the quarter with a backlog of approximately $220 million compared to approximately $199 million at the end of the same quarter in fiscal 2024.

Pending Merger

On November 6, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Space Finco, Inc., a Delaware corporation (“Parent”), and Space Mergerco, Inc., a Delaware corporation and a direct wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into us (the “Merger”, and together with the other transactions contemplated by the Merger Agreement, the “Transactions”), with us surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub were formed by affiliates of GHO Capital Partners LLP and Ampersand Capital Partners.

For an additional detail regarding the pending Merger transaction, see Note 10, “Subsequent Events,” of the notes to unaudited condensed consolidated financial statements.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses are composed of corporate-level expenses, including compensation, benefits, recruiting fees and stock-based compensation of corporate functions such as executive management, finance and accounting, business development, legal, human resources, information technology, and other centralized services. SG&A expenses also include corporate legal fees, audit and accounting fees, investor relations expenses, non-employee director fees, corporate facility related expenses, and other expenses relating to our general management, administration, and business development activities.

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

Income Tax Provision (Benefit) Expense

We are subject to taxation in the United States and various state jurisdictions in which we conduct our business. We prepare our income tax provision based on our interpretation of the income tax accounting rules and each jurisdiction’s enacted tax laws and regulations. For additional information refer to Note 7, “Income Taxes,” of the notes to unaudited condensed consolidated financial statements.

Results of Operations

The following table compares the results of our operations for the three months ended October 31, 2024 and 2023 (in thousands):

	Three Months Ended October 31,
	2024	2023	$ Change
Revenues	$33,482	$25,395	$8,087
Cost of revenues	35,527	30,060	5,467
Gross loss	(2,045)	(4,665)	2,620
Operating expenses:
Selling, general and administrative	10,586	6,557	4,029
Total operating expenses	10,586	6,557	4,029
Operating loss	(12,631)	(11,222)	(1,409)
Interest expense	(3,276)	(827)	(2,449)
Other income (expense), net	(1,499)	140	(1,639)
Net loss before income taxes	(17,406)	(11,909)	(5,497)
Income tax benefit	–	(2,388)	2,388
Net loss	$(17,406)	$(9,521)	$(7,885)

Three Months Ended October 31, 2024 Compared to Three Months Ended October 31, 2023

Revenues

Revenues for the three months ended October 31, 2024 were $33.5 million compared to $25.4 million for the same period in the prior year, an increase of approximately $8.1 million, or 32%. The net increase in revenues can be attributed to the following revenue streams (in thousands):

	Three Months Ended October 31,
	2024	2023	Change
Manufacturing revenues	$27,275	$20,128	$7,147
Process development revenues	6,207	5,267	940
Total revenues	$33,482	$25,395	$8,087

Gross Loss

Gross loss for the three months ended October 31, 2024 was $2.0 million (negative 6% gross margin) compared to a gross loss of $4.7 million (negative 18% gross margin) for the same period in the prior year.  The decrease in gross loss during the three months ended October 31, 2024, as compared to the same prior year period was primarily driven by increased revenues, partially offset by increases in compensation and benefit related expenses, facility, manufacturing and other related expenses, and depreciation expense.

Selling, General and Administrative Expenses

SG&A expenses were $10.6 million for the three months ended October 31, 2024 compared to $6.6 million for the same period in the prior year, an increase of $4.0 million, or 61%. The net increase in SG&A expenses can be attributed to the following components:

$ millions
Increase in compensation and benefit related expenses	$2.1
Increase in legal fees	1.9
Total increase in SG&A expenses	$4.0

Operating Loss

Operating loss was $12.6 million for the three months ended October 31, 2024 compared to $11.2 million for the same period in the prior year. This $1.4 million increase in year-over-year operating loss can be attributed to the $4.0 million increase in SG&A expenses, offset by the $2.6 million decrease in gross loss.

Interest Expense

Interest expense was $3.3 million for the three months ended October 31, 2024 compared to $0.8 million for the same period in the prior year. This increase of approximately $2.4 million can primarily be attributed to $3.1 million of increased interest expense associated with our 2029 Notes (as defined below), partially offset by a $0.7 million decrease in interest expense associated with our 2026 Notes, which were paid off during the fourth quarter of fiscal 2024.

Other Income (Expense), net

Other income (expense), net (“OI&E”) was expense of $1.5 million for the three months ended October 31, 2024 compared to income of $0.1 million for the same period in the prior year. This $1.6 million decrease in year-over-year OI&E can primarily be attributed to a $1.8 million unrealized loss from an investment in an equity security, partially offset by a $0.1 million increase in interest income.

Income Tax (Benefit)

We recorded no income tax (benefit) expense for the three months ended October 31, 2024 compared to income tax (benefit) of $2.4 million for the same prior year period. This decrease in our income tax provision can primarily be attributed to the recording of a valuation allowance during the fourth quarter of fiscal 2024 to offset our deferred tax assets. Our effective tax rate for the current year period was approximately 0% and was computed based on the U.S. federal statutory rate of 21% adjusted primarily for the tax impact of stock-based compensation, non-deductible officers’ compensation, transportation fringe benefits, and valuation allowance. Our effective tax rate for the same prior year period was approximately 20% and was computed based on the U.S. federal statutory rate of 21% adjusted primarily for the tax impact of stock-based compensation, non-deductible officers’ compensation, and transportation fringe benefits.

Results of Operations

The following table compares the results of our operations for the six months ended October 31, 2024 and 2023 (in thousands):

	Six Months Ended October 31,
	2024	2023	$ Change
Revenues	$73,655	$63,121	$10,534
Cost of revenues	69,987	63,686	6,301
Gross profit (loss)	3,668	(565)	4,233
Operating expenses:
Selling, general and administrative	18,755	12,820	5,935
Total operating expenses	18,755	12,820	5,935
Operating loss	(15,087)	(13,385)	(1,702)
Interest expense	(5,730)	(1,652)	(4,078)
Other income (expense), net	(2,123)	398	(2,521)
Net loss before income taxes	(22,940)	(14,639)	(8,301)
Income tax benefit	–	(2,996)	2,966
Net loss	$(22,940)	$(11,643)	$(11,297)

Six Months Ended October 31, 2024 Compared to Six Months Ended October 31, 2023

Revenues

Revenues for the six months ended October 31, 2024 were $73.7 million compared to $63.1 million for the same period in the prior year, an increase of approximately $10.5 million, or 17%. The net increase in revenues can be attributed to the following revenue streams (in thousands):

	Six Months Ended October 31,
	2024	2023	Change
Manufacturing revenues	$61,246	$53,548	$7,698
Process development revenues	12,409	9,573	2,836
Total revenues	$73,655	$63,121	$10,534

Gross Profit (Loss)

Gross profit for the six months ended October 31, 2024 was $3.7 million (5% gross margin) compared to a gross loss of $0.6 million (negative 1% gross margin) for the same period in the prior year.  The increase in gross profit during the six months ended October 31, 2024, as compared to the same prior year period was primarily driven by increased revenues, partially offset by increases in compensation and benefit related expenses, facility, manufacturing and other related expenses, and depreciation expense.

Selling, General and Administrative Expenses

SG&A expenses were $18.8 million for the six months ended October 31, 2024 compared to $12.8 million for the same period in the prior year, an increase of $5.9 million, or 46%. The net increase in SG&A expenses can be attributed to the following components:

$ millions
Increase in compensation and benefit related expenses	$3.1
Increase in audit, legal and consulting fees	2.6
Net increase in all other SG&A expenses	0.2
Total increase in SG&A expenses	$5.9

Operating Loss

Operating loss was $15.1 million for the six months ended October 31, 2024 compared to $13.4 million for the same period in the prior year. This $1.7 million increase in year-over-year operating loss can be attributed to the $5.9 million increase in SG&A expenses, partially offset by the $4.2 million increase in gross profit.

Interest Expense

Interest expense was $5.7 million for the six months ended October 31, 2024 compared to $1.7 million for the same period in the prior year. This increase of approximately $4.1 million can primarily be attributed to $5.3 million of increased interest expense associated with our 2029 Notes (as defined below), partially offset by a $1.4 million decrease in interest expense associated with our 2026 Notes, which were paid off during the fourth quarter of fiscal 2024.

Other Income (Expense), net

Other income (expense), net (“OI&E”) was expense of $2.1 million for the six months ended October 31, 2024 compared to income of $0.4 million for the same period in the prior year. This $2.5 million decrease in year-over-year OI&E can primarily be attributed to a $2.7 million unrealized loss from an investment in an equity security, partially offset by a $0.1 million increase in interest income.

Income Tax (Benefit)

We recorded no income tax (benefit) expense for the six months ended October 31, 2024 compared to income tax (benefit) of $3.0 million for the same prior year period. This decrease in our income tax provision can primarily be attributed to the recording of a valuation allowance during the fourth quarter of fiscal 2024 to offset our deferred tax assets. Our effective tax rate for the current year period was approximately 0% and was computed based on the U.S. federal statutory rate of 21% adjusted primarily for the tax impact of stock-based compensation, non-deductible officers’ compensation, transportation fringe benefits, and valuation allowance. Our effective tax rate for the same prior year period was approximately 21% and was computed based on the U.S. federal statutory rate of 21% adjusted primarily for the tax impact of stock-based compensation, non-deductible officers’ compensation, and transportation fringe benefits.

Liquidity and Capital Resources

The following discussion assumes that the Merger is not consummated, and we continue to operate as an independent company. During the pendency of the Merger, we are prohibited from raising capital through equity or debt financing and are subject to other restrictions that generally prohibit transactions and operations outside the ordinary course.

Our principal sources of liquidity are our existing cash and cash equivalents on hand. As of October 31, 2024, we had cash and cash equivalents of $33.4 million. We believe that our existing cash and cash equivalents on hand and our anticipated cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months from the date of this Quarterly Report.

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

Cash Flows

The following table compares our cash flow activities for the six months ended October 31, 2024 and 2023 (in thousands):

	Six Months Ended October 31,
	2024	2023	$ Change
Net cash provided by operating activities	$314	$6,008	$(5,694)
Net cash used in investing activities	$(4,758)	$(21,624)	$16,866
Net cash (used in) provided by financing activities	$(247)	$8,148	$(8,395)

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the six months ended October 31, 2024 was a result of a $22.9 million net loss, offset by non-cash adjustments to net loss of $13.5 million related to depreciation and amortization, stock-based compensation, and amortization of debt issuance costs, and an increase in working capital as a result of a net change in operating assets and liabilities of $9.7 million.

Net cash provided by operating activities for the six months ended October 31, 2023 was a result of an $11.6 million net loss, offset by non-cash adjustments to net loss of $7.9 million primarily related to depreciation and amortization, stock-based compensation, amortization of debt issuance costs, and deferred income taxes, and an increase in working capital as a result of a net change in operating assets and liabilities of $9.7 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended October 31, 2024 and 2023 consisted of $4.8 million and $21.6 million, respectively, used to acquire property and equipment primarily related to our facilities.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the six months ended October 31, 2024 consisted of $1.0 million in principal payments on finance leases, offset by $0.7 million in net proceeds from the issuance of common stock under our equity compensation plans.

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

We may not redeem the 2029 Notes prior to the March 1, 2029 maturity date. For additional information regarding the 2029 Notes, see Note 3, “Debt,” of the notes to unaudited condensed consolidated financial statements.

Leases

We lease certain office, manufacturing, laboratory, and warehouse space located in Orange County, California under operating lease agreements. Our leased facilities have original lease terms ranging from 7 to 12 years, contain multi-year renewal options, and scheduled rent increases of 3% on either an annual or biennial basis. We also lease certain manufacturing equipment under finance lease agreements that have lease terms of up to 5 years. As of October 31, 2024, we had outstanding lease payment obligations of approximately $79.3 million, of which $3.0 million is payable in the remainder of fiscal 2025, $11.2 million is payable in fiscal 2026, $4.6 million is payable in fiscal 2027, $4.0 million is payable in fiscal 2028, $4.1 million is payable in fiscal 2029, and $52.3 million is payable thereafter.

Capital Expenditures

Assuming that the Merger is not consummated, and we continue to operate as an independent company, we currently anticipate that cash required for capital expenditures during fiscal 2025 will be approximately $5 million to $7 million, which includes accrued and unpaid capital expenditures of approximately $0.2 million as of October 31, 2024.

Merger Agreement

On November 6, 2024, we entered into the Merger Agreement. The Merger Agreement contains customary covenants by us regarding the conduct of our business prior to the closing of the Merger. In addition, pursuant to the Merger Agreement, we have agreed, subject to certain exceptions, not to take, authorize, agree or commit to do certain actions outside of the ordinary course of business, including incurring indebtedness (other than to replace existing indebtedness) or materially amending the terms of existing indebtedness. We do not believe that the restrictions in the Merger Agreement will prevent us from meeting our debt obligations, ongoing costs of operations, working capital needs or capital expenditure requirements.

The Merger Agreement contains customary termination rights for each of us and Parent. Upon termination of the Merger Agreement in accordance with its terms, under specified circumstances, we will be required to pay Parent a termination fee, including if the Merger Agreement is terminated due to (i) us accepting a Superior Proposal (as defined in the Merger Agreement) that was not the result of a material breach of our no-shop obligations under the Merger Agreement; or (ii) our Board changing its recommendation that our stockholders vote in favor of the Merger, in which case the termination fee payable by us to Parent will be $32.0 million. The Merger Agreement further provides that Parent will be required to pay us a termination fee of $64.0 million in the event that the Merger Agreement is terminated under certain specified circumstances, including if the Merger Agreement is terminated by us following (i) Parent’s failure to consummate the Merger as required pursuant to, and in the circumstances specified in, the Merger Agreement; or (ii) Parent or Merger Sub’s breach of their representations, warranties or covenants (including Parent’s financing obligations) in a manner that would cause the related closing conditions to not be satisfied. The Merger Agreement further provides that Parent will be required to pay us a termination fee of $32.0 million in the event that the Merger Agreement is validly terminated after January 31, 2025 following Parent’s, or any of its Affiliates’ (as defined in the Merger Agreement), acquisition or agreement to acquire, or public announcement of the intent to acquire, any assets, business, division or any person that is a material, direct competitor of ours, and such acquisition is a proximate cause of the failure of the parties to receive any consents or approvals necessary in connection with the Merger under applicable antitrust laws.

In addition to the foregoing termination rights, and subject to certain limitations, we or Parent may terminate the Merger Agreement if the Merger is not consummated by May 6, 2025, subject to an automatic extension to November 6, 2025 if the Transactions have not been consummated, but the only closing condition that has not been satisfied or waived (other than those that are to be satisfied at the closing of the Transactions, each of which is capable of being satisfied) is the expiration or earlier termination of the waiting period under the HSR Act.

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We review our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. During the six months ended October 31, 2024, there were no significant changes in our critical accounting policies as previously disclosed by us in Part II, Item 7 of our Annual Report on Form 10-K.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements applicable to us, please refer to Note 2, Summary of Significant Accounting Policies, in the accompanying notes to our unaudited condensed consolidated financial statements.

Backlog

Our backlog represents, as of a point in time, expected future revenue from contracted work not yet completed. As of October 31, 2024, our backlog was approximately $220 million, as compared to approximately $193 million as of April 30, 2024. While we anticipate a significant amount of our backlog will be recognized as revenue over the next five fiscal quarters, our backlog is subject to a number of risks and uncertainties, including but not limited to: (i) the risk that a customer timely cancels its commitments prior to our initiation of services, in which case we may be required to refund some or all of the amounts paid to us in advance under those canceled commitments; (ii) the risk that a customer may experience delays in its program(s) or otherwise, which could result in the postponement of anticipated services; (iii) the risk that we may not successfully execute on all customer projects; and (iv) the risk that commencement of customer projects may be postponed due to supply chain delays, any of which could have a negative impact on our liquidity, reported backlog and future revenues and profitability.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the six months ended October 31, 2024, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K.

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2024, the end of the period covered by this Quarterly Report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 31, 2024.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting, during the quarter ended October 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, results of operations and cash flows. For a detailed discussion of the risks that affect our business, please refer to Part II, Item 1A, of our Quarterly Report on Form 10-Q for the quarter ended July 31, 2024. There have been no material changes to the risk factors as previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2024, as filed with the SEC on September 9, 2024, except as follows:

Risks Related to the Pending Acquisition by Affiliates of GHO Capital Partners LLP and Ampersand Capital Partners.

The announcement and pendency of our agreement to be acquired by affiliates of GHO Capital Partners LLP and Ampersand Capital Partners may have an adverse effect on our business results, and a failure to complete the merger could have a material and adverse effect on our business, results of operations financial condition, cash flows, and stock price.

On November 6, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Space Finco, Inc., a Delaware corporation (“Parent”), and Space Mergerco, Inc., a Delaware corporation and a direct wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into us (the “Merger”, and together with the other transactions contemplated by the Merger Agreement, the “Transactions”), with us surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub were formed by affiliates of GHO Capital Partners LLP and Ampersand Capital Partners.

Consummation of the Merger is subject to the satisfaction or waiver of certain conditions, including, but not limited to (i) our receipt of the approval of our stockholders representing a majority of the outstanding shares of our common stock; (ii) expiration or termination of any waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”); (iii) absence of any law, order or injunction issued by any governmental body of competent jurisdiction preventing or making illegal the consummation of the Merger; (iv) the accuracy of the representations and warranties contained in the Merger Agreement (subject to specified materiality qualifiers); (v) compliance with the covenants and obligations under the Merger Agreement in all material respects; and (vi) absence of a Material Adverse Effect (as defined in the Merger Agreement) with respect to us that is continuing as of the effective time of the Merger (the “Effective Time”). There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all.

The Merger may be delayed, and may ultimately not be completed, due to a number of factors, including:

•	the failure to obtain requisite stockholder approval to approve the Merger;
•	the failure to obtain regulatory approvals from various governmental entities;
•	potential future stockholder litigation and other legal and regulatory proceedings; and
•	the failure to satisfy the other conditions to the completion of the merger, including the possibility that a Material Adverse Effect would permit Parent not to close the Merger.

If the Merger does not close, we may suffer other consequences that could adversely affect our business, financial condition, operating results, cash flows, and stock price, and our stockholders would be exposed to additional risks, including:

•	to the extent that the current market price of our stock reflects an assumption that the Merger will be completed, the price of our common stock could decrease if the Merger is not completed;
•	investor confidence in us could decline, stockholder litigation could be brought against us, relationships with existing and prospective customers and other business partners may be adversely impacted, we may be unable to retain key personnel, and our operating results and cash flows may be adversely impacted due to costs incurred in connection with the Merger;
•	any disruptions to our business resulting from the announcement and pendency of the Merger, including adverse changes in our relationships with employees, customers and other business partners, may continue or intensify in the event the Merger is not consummated or is significantly delayed; and
•	the requirement that we pay Parent a termination fee of $32.0 million under certain circumstances that give rise to the termination of the Merger Agreement.

There can be no assurance that our business, relationships with other parties, liquidity or financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated.

While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our business relationships, financial condition, operating results, cash flows, and business.

During the period prior to the closing of the Merger or the termination of the Merger Agreement, we may be exposed to certain inherent risks and we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course consistent with past practice in all material respects, and subjecting us to a variety of specified restrictions absent Parent’s prior consent. These risks and limitations include, among other things:

•	potential uncertainty regarding our future plans and strategy, including business model changes and transformation;
•	the possibility of disruption to our business and operations resulting from the announcement and pendency of the Merger, including diversion of management attention and resources;
•	our inability to attract and retain key personnel and recruit prospective employees, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Merger;
•	the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger, and other restrictions on our ability to conduct our business;
•	our inability to freely issue securities, incur indebtedness (subject to certain exceptions), or declare or authorize any dividend or distribution without Parent's approval;
•	our inability to solicit other acquisition proposals during the pendency of the Merger; and
•	the costs, fees, expenses and charges related to the Merger and the Transactions, which may materially and adversely affect our financial condition and cash flows.

These risks and restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may, as a result, materially and adversely impact our business, cash flows, results of operations or financial condition, as well as the market price of our common stock and our perceived value, regardless of whether the Merger is completed.

In certain instances, the Merger Agreement requires us to pay a termination fee to Parent, which could require us to use available cash that would have otherwise been available for general corporate purposes.

Under the terms of the Merger Agreement, we may be required to pay Parent a termination fee of $32.0 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement, including, but not limited to, (i) us accepting a Superior Proposal (as defined in the Merger Agreement) that was not the result of a material breach of our no-shop obligations or (ii) our Board changing its recommendation that our stockholders vote in favor of the Merger. If the Merger Agreement is terminated the circumstances provided in the Merger Agreement, the termination fee we may be required to pay may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our common stock.

We have incurred, and will continue to incur, direct and indirect costs as a result of the pending Transactions.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending Transactions. We must pay substantially all of these costs and expenses whether or not the Transactions are completed.

There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

Litigation may arise in connection with the Merger, which could be costly, prevent consummation of the Merger, divert management’s attention and otherwise materially harm our business.

Lawsuits may be filed challenging aspects of the proposed Merger. Regardless of the outcome of any future litigation related to the Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Merger may materially adversely affect our business, results of operations, prospects, cash flows, and financial condition. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers and other business partners, or otherwise materially harm our operations and financial performance.

Item 5.	Other Information

There are no disclosures required by this Item, including those relating to Rule 10b5-1 trading arrangements and non-Rule 10b5-1 trading arrangements as those terms are defined in Item 408(a) of Regulation of S-K.

Item 6.	Exhibits

(a)     Exhibits:

2.1	Agreement and Plan of Merger, dated as of November 6, 2024, by and among Avid Bioservices, Inc., Space Finco, Inc., and Space Mergerco, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on November 7, 2024). **

3.1	Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on July 2, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 7, 2021).

3.2	Certificate of Amendment to Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on October 19, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 21, 2022).

3.3	Amended and Restated Bylaws, as adopted on June 19, 2023 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on June 23, 2023).

10.1	Second Amendment to the Avid Bioservices, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on August 28, 2024). †

10.2	Amendment to the Avid Bioservices, Inc. 2010 Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on August 28, 2024). †

10.3	Second Amendment to Avid Bioservices, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 29, 2024). †

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).*

_____________________

*	Filed herewith.
**	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request.
†	This exhibit is a management contract or a compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVID BIOSERVICES, INC.

Date: December 10, 2024	By: /s/ Nicholas S. Green

Nicholas S. Green

President and Chief Executive Officer

(Principal Executive Officer)

Date: December 10, 2024	By: /s/ Daniel R. Hart

Daniel R. Hart

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

